Form 10-Q
period 1995-03-31
MERCURY AIR GROUP INC
filed 1995-05-12
CIK 52532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

/X/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1995 or

/ / Transition report pursuant to section 13 or 15(d) of the Securities Exchange
Act of 1934 For the Transition period from           to

Commission File No. 1-7134

                             MERCURY AIR GROUP, INC.

             (Exact name of registrant as specified in its charter)


                           New York                         11-1800515
                           --------                         ----------
            (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)                Identification Number)


          5456 McConnell Avenue, Los Angeles, CA               90066
          ---------------------------------------              -----
          (Address of principal executive offices)           (Zip Code)


                                 (310) 827-2737
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X   No
                                        ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                   Number of Shares Outstanding
                     Title                              As of May 10, 1995
                     -----                              ------------------
         Common Stock, $.01 Par Value                        5,009,011

                         PART I - FINANCIAL INFORMATION


                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                                           MARCH 31             JUNE 30
                               ASSETS                                                        1995                 1994
                                                                                          (Unaudited)
                                                                                          -----------         ----------
CURRENT ASSETS:
  Cash and cash equivalents                                                                $1,628,000         $1,770,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $1,220,000 at 3/31/95 and $508,000 at 6/30/94                              31,954,000         17,164,000
  Notes receivable - current portion                                                           47,000            185,000
  Inventories (Note 2)                                                                      3,199,000            951,000
  Prepaid expenses and other current assets                                                 2,308,000          1,297,000
                                                                                          -----------        -----------
    Total current assets                                                                   39,136,000         21,367,000

PROPERTY, EQUIPMENT AND LEASEHOLDS,  net of accumulated
  depreciation and amortization of $19,892,000 at 3/31/95 and
    $18,277,000 at 6/30/94                                                                 11,811,000         12,570,000
NOTES RECEIVABLE, net of current portion                                                      151,000            186,000
OTHER ASSETS (Note 6)                                                                       2,266,000          1,319,000
                                                                                          -----------        -----------
                                                                                          $53,364,000        $35,442,000
                                                                                          ===========        ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                        $14,378,000         $6,920,000
  Accrued expenses and other current liabilities                                            2,748,000          2,078,000
  Income taxes payable (Note 3)                                                                  -               699,000
  Current portion of long-term debt                                                         2,782,000          2,317,000
                                                                                          -----------        -----------
    Total current liabilities                                                              19,908,000         12,014,000

LONG-TERM DEBT (Note 7)                                                                    16,116,000          8,650,000
DEFERRED INCOME TAXES                                                                         123,000            218,000
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY (Note 6)                                            -               924,000
                                                                                          -----------        -----------
    Total liabilities                                                                      36,147,000         21,806,000
                                                                                          -----------        -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (Note 4):
    SERIES A PREFERRED STOCK - $.01 par value; authorized
      3,000,000 shares; no outstanding shares                                                    -                  -
    COMMON STOCK - $ .01 par value; authorized 9,000,000 shares;
      outstanding 5,003,511 shares 3/31/95;
      outstanding 4,905,779 shares 6/30/94                                                     50,000             49,000
    ADDITIONAL PAID-IN CAPITAL                                                             10,634,000          9,187,000
    RETAINED EARNINGS                                                                       6,688,000          4,555,000
    TREASURY STOCK - 32,000 shares of common stock                                           (155,000)          (155,000)
                                                                                          -----------        -----------
        Total stockholders' equity                                                         17,217,000         13,636,000
                                                                                          -----------        -----------
                                                                                          $53,364,000        $35,442,000
                                                                                          ===========        ===========

          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)

                                                                  Nine Months Ended                 Three Months Ended
                                                                      March 31,                          March 31,
                                                            ----------------------------      ---------------------------
                                                                1995            1994             1995            1994
                                                            ------------     -----------      -----------     -----------
Sales and Revenues:
  Sales                                                     $106,504,000     $53,190,000      $40,840,000     $17,762,000
  Service Revenues                                            28,217,000      25,073,000        9,162,000       8,851,000
                                                            ------------     -----------      -----------     -----------
                                                             134,721,000      78,263,000       50,002,000      26,613,000
Costs and Expenses:
  Cost of Sales                                               99,405,000      47,335,000       39,373,000      15,710,000
  Operating Expenses                                          22,983,000      21,699,000        6,591,000       7,554,000
                                                            ------------     -----------      -----------     -----------
                                                             122,388,000      69,034,000       45,964,000      23,264,000
                                                            ------------     -----------      -----------     -----------
    Operating Income                                          12,333,000       9,229,000        4,038,000       3,349,000
                                                            ------------     -----------      -----------     -----------

Other Expenses (Income):
  Selling, General and Administrative                          3,997,000       3,077,000        1,385,000       1,075,000
  Depreciation and Amortization                                1,800,000       1,475,000          605,000         552,000
  Interest Expense                                             1,054,000         781,000          390,000         285,000
  Interest Income                                                (58,000)       (125,000)         (13,000)        (35,000)
  Minority Interest                                               95,000         180,000            --             65,000
                                                            ------------     -----------      -----------     -----------
                                                               6,888,000       5,388,000        2,367,000       1,942,000
                                                            ------------     -----------      -----------     -----------

Income Before Income Taxes                                     5,445,000       3,841,000        1,671,000       1,407,000
Provision for Income Taxes                                     2,240,000       1,608,000          668,000         588,000
                                                            ------------     -----------      -----------     -----------

Net Income                                                     3,205,000       2,233,000        1,003,000         819,000

Dividends on Preferred Stock                                       --            (75,000)           --              --
                                                            ------------     -----------      -----------     -----------

Net Income Applicable to Common Stock                          3,205,000       2,158,000        1,003,000         819,000

Retained Earnings at Beginning of Period                       4,555,000       2,646,000        5,857,000       3,388,000

Dividend on Common Stock                                         (50,000)          --             (50,000)

Repurchase and Retire Preferred
  and Common Stock                                            (1,022,000)       (912,000)        (122,000)       (315,000)
                                                            ------------     -----------      -----------     -----------

Retained Earnings at End of Period                             6,688,000       3,892,000        6,688,000       3,892,000
                                                            ============     ===========      ===========     ===========

Net Income Per Common Share and
  Common Equivalent Share (Primary) (Note 5)                       $0.62           $0.71            $0.19           $0.16
                                                            ============     ===========      ===========     ===========

Net Income Per Common Share-Assuming
  Full Dilution (Note 5)                                           $0.62           $0.48            $0.19           $0.16
                                                            ============     ===========      ===========     ===========

Weighted Average Number of Shares  of
  Common Stock (Note 5)                                        4,899,108       2,896,405        4,938,008       4,061,173
                                                            ============     ===========      ===========     ===========




          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)


                                                                                 Nine Months Ended March 31
                                                                             ---------------------------------
                                                                                1995                  1994
                                                                             -----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $3,205,000            $2,233,000
  Adjustments to derive cash flow from
    operating activities:
      Depreciation and amortization                                            1,800,000             1,475,000
      Minority interest                                                           95,000               180,000
      Amortization of officers' loans                                            137,000               117,000
  Changes in operating assets and liabilities:
      Trade and other accounts receivable                                    (14,790,000)           (1,070,000)
      Inventories                                                             (2,248,000)              (78,000)
      Prepaid expenses and other current assets                               (1,011,000)           (1,132,000)
      Deferred taxes                                                             (95,000)               93,000
      Accounts payable                                                         7,458,000               836,000
      Income taxes payable                                                      (699,000)             (351,000)
      Accrued expenses and other current liabilities                             670,000               694,000
                                                                             -----------            ----------
          Net cash provided by (used in) operating activities                 (5,478,000)            2,997,000
                                                                             -----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in notes receivable                                                   173,000               253,000
  Increase in other assets                                                      (281,000)             (153,000)
  Additions to property, equipment and leaseholds                             (1,006,000)             (859,000)
                                                                             -----------            ----------
          Net cash used in investing activities                               (1,114,000)             (759,000)
                                                                             -----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                       494,000             1,203,000
  Reduction of long-term debt                                                 (2,117,000)           (3,889,000)
  Proceeds from long-term debt                                                10,048,000             2,913,000
  Cash dividend paid or accrued on preferred stock                                  --                 (75,000)
  Repurchase and retire common stock and preferred stock                      (1,475,000)           (1,751,000)
  Cash dividend paid on common stock                                             (50,000)                 --
  Redemption by subsidiary of a portion of its common stock
    owned by minority shareholder                                               (450,000)                 --
                                                                             -----------            ----------
          Net cash (used in) provided by financing activities                  6,450,000            (1,599,000)
                                                                             -----------            ----------

NET INCREASE <DECREASE> IN CASH AND
  CASH EQUIVALENTS                                                              (142,000)              639,000

CASH AND CASH EQUIVALENTS, beginning of period                                 1,770,000               539,000
                                                                             -----------            ----------

CASH AND CASH EQUIVALENTS,  end of period                                     $1,628,000            $1,178,000
                                                                             ===========            ==========

CASH PAID DURING THE PERIOD:
  Interest                                                                    $1,054,000              $781,000
  Income taxes                                                                $2,862,000            $2,097,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Direct financing for purchase of equipment and property                                          $1,348,000
   Cancellation of a note receivable and other assets as
      consideration for the purchase of leasehold property                                            $540,000
   Issuance of 225,000 common shares in exchange for the remaining
      minority interest of Mercury Air Cargo, Inc. (Note 6)                   $1,406,000






          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1995

                                   (Unaudited)



Note 1 - Basis of Presentation:

                  The accompanying unaudited financial statements reflect all adjustments (consisting of normal, recurring accruals only) which are necessary to fairly present the results for the interim periods. Such financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all the information or footnotes necessary for a complete presentation. They should be read in conjunction with the company's Annual Report on Form 10-K for the year ended June 30, 1994 and the notes thereto. The results of operations for the nine months ended March 31, 1995 are not necessarily indicative of results for the full year.

Note 2 - Inventories:

                  Inventories consist of the following:

                                                       March 31,                June 30,
                                                         1995                     1994
                                                         ----                     ----
                  Aviation Fuel                      $ 3,074,000               $ 757,000
                  Supplies and Parts                     125,000                 194,000
                                                     -----------               ---------
                                                     $ 3,199,000               $ 951,000
                                                     ===========               =========

Note 3 - Income Taxes:

                  Income taxes have been computed based on the estimated annual effective tax rate for the respective years.

Note 4 - Stockholders' Equity:

                  In the nine months ended March 31, 1995, the Company repurchased and retired 236,300 shares of its Common Stock at a cost of approximately $1,475,000 or $6.24 per share. The effect on Stockholders' Equity was a charge to Additional Paid-In Capital of $451,000, a charge to Retained Earnings of $1,022,000 and a charge to Common Stock of $2,000. During this period stock options and underwriter warrants were exercised resulting in proceeds to the Company totaling $322,000 from the issuance of 109,032 common shares of the Company.

Note 5 - Earnings Per Share:

                  Earnings per Common Share is computed by dividing net income available to Common Stockholders, by the weighted average number of Common Stock and Common Stock equivalents outstanding during the period.

                                                                 Nine Months              Three Months
                                                                   March 31,                March 31,
                                                                     1995                     1995
                                                                     ----                     ----
         Weighted average number of Common
         Shares outstanding during the period                    4,899,108                 4,938,008

         Common Stock equivalents resulting
         from the assumed exercise of stock
         options                                                   230,324                   230,324
                                                                 ---------                 ---------

         Weighted average number of common and
         common equivalent shares outstanding
         during the period                                       5,129,432                 5,168,332
                                                                 ---------                 ---------

                  During this period, primary and fully diluted earnings per share are equivalent.

Note 6 - Acquisition of Minority Interest:

                  In November 1994, the Company acquired from an Executive Officer of the Company, the outstanding minority interest in its 80% owned subsidiary, Mercury Air Cargo, Inc. (MAC). The transaction included a redemption of 5% in exchange for $450,000 in cash and acquisition of the remaining 15% through the issuance of 225,000 common shares valued at $1,406,000 ($6.25 per share) for a total consideration of $1,856,000. The acquisition of the minority interest has been accounted for as a purchase and accordingly, the excess of the cost over the book value ($1,019,000) of the shares acquired has been allocated to goodwill and is included in Other Assets.

Note 7- Long Term Debt:

                  Amounts borrowed under the Company's line of credit were $8,925,000 at March 31, 1995. Amounts borrowed under the revolving credit line bear interest at prime plus one quarter percent (1/4%) or two hundred (200) basis points over the underlying base libor rate and mature in October 1997.

                             MERCURY AIR GROUP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 MARCH 31, 1995

                             RESULTS OF OPERATIONS

         Comparison of the Three Months Ended March 31, 1995 and March 31, 1994:

         Revenues increased by approximately 88% from $26,613,000 a year ago to $50,002,000 in the current period. Fuel sales, which represented approximately 82% and 67% of consolidated revenue in the quarter ended March 1995 and March 1994, respectively, rose approximately 130% in the current period on an increase in the number of gallons sold. During fiscal 1995, the Company added several customers from its new sales offices in Houston and Miami, such locations accounting for a material portion of the increase. Revenues from Government services decreased approximately 8% to $3,810,000 in the current period from $4,147,000 a year ago due to the loss of two contracts, one in August 1994 and one in September 1994, partially offset by the addition of a new contract in November 1994. Revenues derived from Cargo operations increased by approximately 28% to $2,321,000 in the current period from $1,816,000 last year. The increase in cargo revenue is due in part to a general increase in volume of business from existing customers and in part to the addition of two new locations, one in San Francisco and one in Miami.

         Operating income for the three months ended March 31, 1995 increased 21% from $3,349,000 a year ago to $4,038,000 in the current period. Operating income improved most significantly in the Company's International fuel sales and service division, from $1,017,000 in the year ago period to $1,933,000 in the current period, due to a substantial increase in fuel sales. Government services declined from $1,044,000 last year to $1,025,000 in the current period due to lower revenues. Fixed Base Operations ("FBO's) operating income declined from $590,000 a year ago to $499,000 in the current period primarily due to bad winter weather which resulted in a lower gross margin caused by a reduction in fuel sales. Cargo's income declined from $698,000 a year ago to $581,000 in the current period due to higher operating expenses in the current period including labor and other compensation costs. In addition, Cargo's income was effected by costs associated with start-up operations in Miami and San Francisco. In March 1995, the Company ceased it's Cargo operations in Miami.

         Selling, general and administrative expenses ("S,G&A") increased approximately 29% from $1,075,000 a year ago to $1,385,000 in the current period. The increase is primarily attributable to a higher provision for bad debts, $212,000 in the current period compared with $81,000 in the year ago period, and higher compensation expense. The increased provision for bad debts is due to significantly higher sales in the current period and a resulting increase in accounts receivable.

         Charges for depreciation and amortization increased by nearly 10% from $552,000 in last year's period to $605,000 in the current period. Current period depreciation was higher as a result of capital expenditures made in fiscal 1994 and during fiscal 1995.

         Interest expense increased approximately 37% from $285,000 in the year ago period to $390,000 in the current period. The increase was due to significant sales and revenue growth causing higher bank borrowings and due to higher interest rates during the current period.

         Charges for minority interest diminished to zero in the current period from $65,000 a year ago. The reduction is due to elimination of the minority shareholders interest in November 1994. See Note 6 of Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

         Income tax expense approximated 40% of pretax income in the current period and approximately 42% in the year ago period reflecting the expected effective annual tax rates.

         Comparison of the Nine Months ended March 31, 1995 and March 31, 1994:

         Revenues increased 72% in the current nine month period to $134,721,000 from $78,263,000 a year ago. Fuel sales represented approximately 79% of consolidated revenue in the current period and approximately 68% of consolidated revenue in the same period last year and rose 100% in the current period due to an increase in the number of gallons sold. The increase is due to the addition of a significant number of new accounts during the current period attributable in part to the opening of new sales offices in Houston and Miami in October 1994. Revenues from Government services were nearly unchanged, $11,887,000 in the current period and $11,877,000 in the year ago period. During the current period two contracts expired, one in August 1994 and one in September 1994, and one contract was added in November 1994. Cargo revenue increased 41% to $7,105,000 in the current period from $5,025,000 in the year ago period. The increase in cargo revenue is due in part to a general increase in volume of business from existing accounts and due in part to the addition of two locations, one in San Francisco and one in Miami. In March 1995, the Company ceased it's cargo operations in Miami.

         Operating income increased by 34% from $9,229,000 in the nine month period last year to $12,333,000 in the current nine month period. Operating results from International fuel sales and service rose 115% from $2,602,000 in the year ago period to $5,586,000 in the current period. Operating income rose primarily due to a significant increase in fuel sales. Cargo's operating results increased nearly 4% from $1,996,000 last year to $2,068,000 in the current period. Higher income is attributable to an increase in revenue. Government services rose 5% from $2,928,000 in the year ago period to $3,077,000 in the current period due primarily to lower operating expenses. Operating results from the FBO's fell 6% from $1,703,000 a year ago to $1,602,000 in the current period. The reduction was caused by lower gross margin associated with a reduction in fuel sales due to difficult winter conditions.

         S,G & A increased 30% in the current period to $3,997,000 from $3,077,000 a year ago. Included in S,G & A is provision for bad debts of $658,000 in the current period compared with $243,000 a year ago. The higher provision in the current period is related to higher sales and accounts receivable. S, G & A was also impacted in the current period by higher compensation expense.

         Charges for depreciation and amortization increased 18% to $1,800,000 in the current period from $1,475,000 a year ago principally as a result of capital expenditures made in fiscal 1994 and during fiscal 1995.

         Interest income decreased from $125,000 a year ago to $58,000 in the current period primarily as a result of significantly lower average balances of notes receivable.

         Interest expense increased 35% to $1,054,000 in the current nine month period from $781,000 in the year ago period. The increase is due to higher interest rates and significantly higher average outstanding bank borrowings in the current period.

         Income tax expense approximated 41% of pretax income in the current period and 42% in the year ago period reflecting the expected effective annual tax rates.

         Liquidity and Capital Resources

         The Company's line of credit at March 31, 1995 allowed it to borrow funds in an amount equal to a value up to 85% of the Company's eligible receivables as determined by the lender, up to $12,000,000 on a revolving basis with an initial term maturing in October 1997. As of March 31, 1995, amounts borrowed under this line of credit approximated $8,925,000 and additional availability approximated $2,000,000 based upon the $12,000,000 limit. The Company is presently negotiating with its bank to increase its line of credit. Amounts borrowed under the line of credit increased to $8,925,000 at March 31, 1995 primarily to finance accounts receivable which grew by $14,790,000 during the same period, from $17,164,000 at June 30, 1994 to $31,954,000 at March 31,
1995, primarily as a result of increased sales. In addition, inventories grew from $951,000 at June 30, 1994 to $3,199,000 at March 31, 1995 due to a
significant increase in jet fuel inventory caused by the many locations added in the current year where the Company sells fuel. Partially offsetting the increase in accounts receivable and inventories was an increase of $7,458,000 in accounts payable, from $6,920,000 at June 30, 1994 to $14,378,000 at March 31, 1995. Accounts payable rose due to substantially higher fuel purchases related to higher fuel sales.

         During the nine months ended March 31, 1995, the Company repurchased and retired 236,300 shares of its Common Stock at a cost of approximately $1,475,000 or an average cost of $6.24 per share. The Company is authorized to repurchase an additional $550,000 of its Common Stock.

         In December 1994, the Company's Board of Directors adopted a quarterly dividend plan of $.01 per common share in cash. The first such dividend was paid on February 1, 1995 to shareholders of record on January 16, 1995 and amounted to approximately $50,000. The second quarterly dividend was paid on May 1, 1995 to shareholders of record on April 10, 1995 and amounted to approximately $50,000. Based upon the current number of common shares outstanding and assuming the quarterly amount of $.01 per share remains in effect, annual dividend requirements will amount to approximately $200,000.

         Absent a major prolonged surge in oil prices, the Company believes its operating cash flow, revolving credit facility, vendor credit and cash balances will provide it with sufficient liquidity during the next twelve months.

         The Company has no significant outstanding contracts or commitments for the purchase of equipment or installation of facilities.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Change in Securities

         Not applicable.

Item 3.  Default Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Mercury Air Group, Inc.
                                                   Registrant



                                           By: /s/ Seymour Kahn
                                               -------------------
                                               Seymour Kahn
                                               Chairman and Chief
                                               Executive Officer


Principal Executive Officer:


/s/ SEYMOUR KAHN                                     Dated: May 10, 1995
- - - - - ------------------
Seymour Kahn
Chief Executive Officer and Director

Principal Financial and Accounting Officer:



/s/ RANDOLPH E. AJER                                 Dated: May 10, 1995
- - - - - -------------------
Randy Ajer
Secretary/Treasurer
Chief Accounting Officer