Form 10-K
period 1995-06-30
MERCURY AIR GROUP INC
filed 1995-09-28
CIK 52532

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

/x/ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Fiscal Year ended June 30, 1995

/ / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number:  1-7134

                             MERCURY AIR GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

      NEW YORK                                      11-1800515
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or Organization)

              5456 McConnell Avenue, Los Angeles, California 90066
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code:  (310) 827-2737

Securities Registered Pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange on
Title of Each Class                                  Which Registered
-------------------                              ------------------------
Common Stock - Par Value $.01                     American Stock Exchange


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X  No   .
                                                  ---   ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./ /

         As of September 20, 1995, 5,371,087 shares of the Registrant's Common Stock were outstanding. Of these shares, 1,595,790 shares were held by persons who may be deemed to be affiliates. The 3,775,297 shares held by nonaffiliates as of September 20, 1995 had an aggregate market value (based on the closing price of these shares on the American Stock Exchange of $8.50 a share) of $32,090,024.50.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement which is to be distributed in connection with the Annual Meeting of Shareholders to be held on December 4, 1995 are incorporated by reference into Part III of this Form 10-K.


                   (The Exhibit Index May Be Found at Page 21)

                                     PART I

ITEM 1.  BUSINESS.

         Mercury Air Group, Inc., a New York Corporation, provides a broad range of services to the aviation industry through four principal operating units: fuel sales and services, cargo operations, fixed base operations and government contract services. Fuel sales and services include the sale of fuel and delivery of fuel primarily to commercial airlines and air freight companies. Cargo operations consist of cargo handling, space brokerage operations and general cargo sales agent services. Fixed base operations ("FBO's") include fuel sales, into-plane services, ground support services and aircraft hangar facilities and tie-down facilities for commercial, private and other aircraft. Government contract services principally consist of operating government-owned fuel depots and refueling aircraft for the military. As used in this Annual Report, the term "Company" or "Mercury" refers to Mercury Air Group, Inc. and, unless the context otherwise requires, its subsidiaries. The Company's principal executive offices are located at 5456 McConnell Avenue, Los Angeles, California 90066 and its telephone number is (310) 827-2737.

A.       NARRATIVE DESCRIPTION OF THE BUSINESS.

         FUEL SALES AND SERVICES

         Mercury's fuel sales consist of contract fueling and related fuel management services. Sales of aviation fuel are made primarily to domestic and international airline customers.

           Contract fuel sales are generally made pursuant to verbal or short-term contracts whereby Mercury provides fuel supply and, in most cases, delivery to meet all or a portion of a customer's fuel supply requirements. To facilitate its fuel sales business at locations where Mercury does not have facilities, Mercury has developed an extensive network of third party delivery and supply relationships which enable it to provide fuel to customers, on a scheduled or ad hoc basis. Through these third party relationships, Mercury is currently supplying fuel to customers at over 100 airports in the United States and, to a lesser extent, internationally.

         Mercury believes that it adds value for its customers and is able to attract business by providing high quality service and by offering a combination of favorable pricing and credit terms. Mercury provides 24-hour, single source, coordinated supply and delivery on a national and international basis and provides related support services. Mercury believes its scale of operations and creditworthiness allow the purchase of fuel on more favorable price and credit terms than would be available to most of its customers on an individual basis.

         In general, the aviation industry is capital intensive and highly leveraged. Recognizing the financial risks of the airline industry, major oil companies often restrict or prohibit the extension of credit to smaller or less well-capitalized airlines. Consequently, in order to obtain fuel from a major oil company, many carriers must either post a letter of credit or prepay for fuel purchases. These supply requirements can absorb a substantial portion of an airline's working capital.

         Mercury believes that the extension of credit to smaller or less well-capitalized airlines represents a risk, but also is a contributing factor in attracting and retaining customers. Accordingly, Mercury frequently extends credit on an unsecured basis to customers which may exhibit a higher credit risk profile and who may otherwise be required to prepay or post letters of credit for fuel purchases. The amount of credit extended to any particular customer is a subjective decision. Factors considered in credit decisions include the customer's financial strength and payment history, competitive conditions in the market, the expected productivity of the account and, with respect to domestic accounts, the availability of credit insurance. Mercury considers its existing credit portfolio to be of acceptable quality and, on an ongoing basis, establishes allowances that in management's judgment are adequate to absorb potential credit problems inherent in the portfolio.

         Mercury purchases fuel at current market prices from a number of independent and major oil companies based on the expected requirements of its customers. Mercury's terms of payment range from ten to thirty days for most of its fuel purchases except for bulk pipeline purchases which generally are payable two days from invoice receipt. Mercury has agreements with certain suppliers under which Mercury purchases a minimum amount of fuel each month at prices which approximate current market prices. Mercury makes occasional spot purchases of fuel to take advantage of market differentials. In order to meet customer supply requirements, Mercury carries limited inventories at numerous locations and two to three weeks inventory requirements at a few key pipeline locations. Due to the nature of Mercury's business, the volume of Mercury's aviation fuel inventories will occasionally fluctuate. Depending upon the price and price movement of aviation fuel, such inventories may subject Mercury to a risk of financial loss.

         Mercury's fuel supply contracts may generally be canceled by either party with no further obligations. In some cases, Mercury has monthly purchase requirements which are established based on historical volumes of fuel purchased by Mercury. Such fuel purchase history may result in the seller agreeing to provide a monthly allocation to Mercury such that the seller agrees to dedicate a portion of its available fuel for Mercury's requirements. Mercury benefits from such an allocation because, during periods of short fuel supply, reductions in supply are generally made first to those buyers who have not been given any allocations. To maintain dedicated allocations of fuel, Mercury usually purchases fuel at levels approximating the allocated amount. However, Mercury is not obligated to purchase any fuel under an allocation. Currently, the monthly allocations from Mercury's fuel suppliers represent only a small portion of Mercury's total monthly supply requirements.

         Mercury's consolidated fuel sales could be materially adversely affected by a significant decrease in the availability, or increase in the price , of aviation fuel. Consolidated fuel sales of $145.2 million in fiscal 1995 and $69.0 million in fiscal 1994 represented approximately 79% and 67% of consolidated revenues in fiscal 1995 and fiscal 1994, respectively. Although Mercury believes that there are currently adequate aviation fuel supplies and that aviation fuel supplies will generally remain available, events outside Mercury's control have resulted and could result in spot shortages or rapid increases in fuel costs. Although Mercury is generally able to pass through rising fuel costs to its customers, extended periods of high fuel costs could adversely affect Mercury's ability to purchase fuel in sufficient quantities because of credit limits placed on Mercury by its fuel suppliers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

         In addition to contract fueling, Mercury considers a number of other commercial activities which are headquartered at Los Angeles International Airport ("LAX") as part of its fuel sales and services operations. These activities include refueling services at LAX and John Wayne International Airport in Santa Ana, California, the brokering of non-aviation fuel to the industrial and commercial market place, the provision of air frame and power plant mechanics to commercial airlines and the provision of cargo warehouse manpower to a commercial airline. Refueling services at LAX and John Wayne International Airport consist of the delivery of fuel by company owned trucks or hydrant carts for a fee. Mercury also maintains fuel tanks at LAX to support its fuel sales and refueling services.

         CARGO OPERATIONS

         The Company's cargo operations are conducted through its wholly owned subsidiary, Mercury Air Cargo, Inc. ("MAC"), which provides the following services: cargo handling, space brokerage and general cargo sales agent services.

Cargo Handling. MAC provides domestic and international air cargo handling, air mail handling and bonded warehousing. MAC is one of only two non-airline providers of contractual cargo containerization and palletization for international carriers and cargo shippers at LAX. MAC specializes in consolidating smaller parcels into air cargo pallets and breaking down shipping containers for sea-to-air and air-to-air transfers. In addition, MAC receives cargo and loads pallets for shipping.

         MAC's cargo handling operations occur primarily at LAX. In May 1994, MAC expanded its cargo handling operations by opening an off-airport warehouse in San Francisco, California. See "Properties". In July 1994, MAC opened a cargo handling facility in Miami, Florida in conjunction with the hiring of a key employee. Upon the departure of the key employee in March 1995, the Miami facility was closed at minimal expense.

         MAC is able to compete in the cargo handling business by offering quality service from its strategically located LAX and San Francisco warehouse facilities. At LAX, a portion of Mercury's cargo handling operations are conducted in a facility subject to a month-to-month lease. Continuous long-term growth in MAC's cargo handling operations can only be realized by maintaining and expanding current warehouse facilities or by obtaining additional warehouse facilities at LAX or new locations.

Space Brokerage. MAC brokers cargo space on international flights to Europe, the Middle East, Mexico and Central and South America. Space brokerage involves contracting for cargo space on airlines and subsequently, on MAC's own airway bill, selling that space to customers with shipping needs. MAC has established a network of shipping agents who assist in obtaining cargo for shipment on space purchased from airlines, and who facilitate the delivery and collection of freight charges for cargo shipped on MAC's airway bills.

         Unlike an air cargo company which operates its own aircraft, MAC's space brokerage business utilizes otherwise unfilled cargo space on scheduled airline flights. Accordingly, MAC is able to profit from the sale of cargo transportation space worldwide without the fixed overhead expense of maintaining aircraft. MAC purchases cargo space from a number of airlines worldwide. As a result of its large volume of cargo space purchases and its ability to negotiate among airlines, MAC adds value for its customers and is able to attract business by offering favorable pricing. MAC's revenues are the difference between the cost of the space and the amount at which the space is resold.

General Sales Agent Services. MAC also serves as general cargo sales agent for airlines in the Far East, Mexico, Central and South America and in the United States. In this capacity, MAC sells the transportation of cargo on client airlines' flights, using the client airlines' own airway bills. MAC earns commissions from the airlines for selling air cargo space. As with its space brokerage operations, the growth potential for Mercury Air Cargo's general cargo sales agent business is not limited by requirements for physical facilities or by requirements for additional capital investments.

         FIXED BASE OPERATIONS

         Mercury currently provides FBO services at LAX; Cannon International Airport in Reno, Nevada; Meadows Field Airport in Bakersfield, California; Burbank-Glendale-Pasadena Airport in Burbank, California; and Santa Barbara Municipal Airport in Santa Barbara, California. See "Properties." At each FBO, Mercury maintains administrative offices; conducts retail fuel sales and refueling operations which service principally corporate and private aircraft ("general aviation") and to some extent commercial airlines; and acts as a landlord for office and aircraft tie-down space tenants and, except at LAX, for hangar tenants. In addition, at Cannon International Airport, Mercury provides ground handling services for commercial airlines.

         Each FBO operates refueling vehicles and maintains fuel storage tanks to support its into-plane and fuel sales activities. The FBO facilities and the property on which their operations are conducted are leased from the respective airport authorities. See "Properties."

         During fiscal 1993, the Company acquired certain assets including equipment and leasehold interests of two competing FBO's at Meadows Field Airport to complement its existing FBO operation at that airport. During fiscal 1992, the Company acquired certain assets including equipment and a leasehold interest of a competing FBO at Cannon International Airport in Reno, Nevada to complement its existing FBO operation at that airport.

         GOVERNMENT CONTRACT SERVICES

         Mercury conducts its Government Contract Services business through its subsidiary, Maytag Aircraft Corporation ("Maytag"). Headquartered in Colorado Springs, Colorado, Maytag provides services at nineteen U.S. military bases, primarily for the U.S. Navy, including sixteen in the United States and three additional bases in Greece, Japan and Bermuda. Maytag provides services to the government pursuant to contracts for each base which run for one to four years. Under most of these contracts, Maytag operates government-owned fuel depots and services a variety of aircraft for the military. Under the terms of its contracts, Maytag supplies all necessary personnel and equipment to provide 24-hour refueling capability. All fuel handled in these operations is government owned. In connection with its Government Contract Services business, Maytag owns and operates a fleet of refueling trucks and other support vehicles.

         The following table lists the bases which Maytag services, as of September 15, 1995, and the expiration of each contract for each base.

      Location                                   Expiration Date of Contract
      --------                                   ---------------------------
      Bangor, WA                                 September 1996 *
      Bermuda                                    September 1995
      Fukuoka, Japan                             September 1996 **
      Memphis, TN                                September 1995
      Peterson, CO                               October 1995
      Cherry Point, NC                           October 1995
      North Island, CA                           December 1995
      Washington, DC                             October 1995
      Willow Grove, PA                           August 1996
      Lakehurst, NJ                              September 1996
      Souda Bay, Crete                           September 1996
      Brunswick, ME                              October 1996
      Pensacola, FL                              August 1997
      Whidbey Island, WA                         August 1997
      Fallon, NV                                 September 1997
      Whiting Field, FL                          September 1997
      Yuma, AZ                                   July 1998
      Point Mugu, CA                             April 1999
      El Centro, CA                              September 1999

         *  Contract to provide library services only.
         ** Contract to provide air terminal services only.

         Maytag's government contracts are subject to competitive bidding, are generally awarded on a firm fixed-price basis and are subject to termination at the discretion of the United States Government in whole or in part. Termination of a contract may occur if the United States Government determines that it is in its best interest to discontinue the contract, in which case closure costs will be paid to Maytag. Termination may also occur if Maytag defaults under a contract. Maytag has never experienced any such default termination.

         Maytag's government services business has been negatively impacted by contract losses due to base closures, the loss of competitive bids, small business contract set asides and internalization of the refueling function by the United States military. Since June 30, 1994, ten contracts held by Maytag have been terminated or are scheduled to be terminated, five of which were terminated in fiscal 1995 and the balance of which are scheduled for termination at the end of the first quarter or during the second quarter of fiscal

1996. The five base contracts scheduled for termination are North Island, Cherry Point, Peterson, Bermuda and Memphis. Maytag lost a bid to renew its refueling contract at North Island, such contract expiring in December 1995. In addition, the refueling contract at Cherry Point, which will expire in October 1995, has not been renewed due to the Government's decision to perform the services with military personnel. The contract at Peterson has been set aside for small business effective October 1995. Two bases currently served by Maytag, Bermuda and Memphis, are scheduled for closure in September 1995 under federal base closure and realignment legislation. Based upon the July 13, 1995 presidential approval of the Defense Base Closure and Realignment Commission recommendation, no additional bases served by Maytag were selected for closure under the last round of federally mandated base closures. The Company knows of no additional plans by the United States Government to close bases.

         Operating income from government services in fiscal 1995 included $1.4 million from the ten contracts which have been terminated or are scheduled for termination.

         Since June 30, 1994 Maytag was successful in its bid to renew four-year contracts at Point Mugu and El Centro and acquired a new contract at Fukuoka, Japan, which began in November 1994, to provide air terminal services.

         RECENT DEVELOPMENTS

Excel Cargo

         On August 1, 1995, Mercury executed a letter of intent to purchase certain operating and other assets of Excel Cargo Inc., Excel Handling Inc. and 3087-1966 (Quebec) Inc. (the "Excel Parties"). Pursuant to the letter of intent, the purchase price for the assets will be $2,015,632 (United States Dollars). In addition, Mercury will assume certain liabilities in connection with the transaction, including a line of credit, accounts payable, accrued expenses, and long-term debt. Mercury estimates that the total liabilities assumed will be approximately $727,000.

         The letter of intent calls for Mercury to acquire the assets through the issuance, by a wholly-owned subsidiary, of a convertible debenture in the principal amount of $2,015,632, to be guaranteed by Mercury. The convertible debenture will bear interest at the rate of 8.5%, will be payable over eight years in equal monthly installments of principal and interest, and will be convertible into Mercury's Common Stock at a conversion price of $12.00, or an initial maximum of approximately 168,000 shares, subject to adjustment upon certain events. In addition, the face amount of the convertible debenture will be adjustable downward in the event the net worth of the assets acquired less the liabilities assumed is less than zero and in the event the average pre-tax earnings generated by the acquiring subsidiary during the three years following the acquisition is less than a certain amount.

         The letter of intent further provides for the employment of the former President of each of the Excel Parties for three years, at $100,000 per year, plus bonus. In addition, the Excel Parties and their affiliates have agreed not to compete with Mercury or any of its affiliates in the cargo handling business in Canada until February 1, 2000. Consummation of the acquisition is subject to, among other things, due diligence investigation, approval of Mercury's board of directors, other third-party approvals and negotiation and execution of a definitive purchase agreement. If the transaction is consummated, Mercury has agreed to pay

$810,000 to certain third parties as finders' fees.

Houston and Miami Sales Offices

         In October 1994, when a fuel sales competitor ceased operations, Mercury opened fuel sales offices in Houston and Miami, hired the former competitor's key sales personnel and attracted the former competitor's fuel sales accounts. The opening of the Houston and Miami fuel sales offices increased Mercury's gallons of fuel sold in fiscal 1995 by approximately 50%.

LAX Cargo Facility

         In August 1995, Mercury Air Cargo expanded its cargo handling operations at LAX by leasing, on a month-to-month basis, an additional 45,000 square foot hangar. See "Properties."

         MAJOR CUSTOMERS

         During fiscal 1995, no customer accounted for over 10% of Mercury's consolidated revenues.

         SEASONAL NATURE OF BUSINESS

         Mercury's commercial fuel sales, FBOs and aircraft support operations are seasonal in nature, being relatively stronger during the months of April through September in its fueling operations and FBOs than during the months of October through March. Commercial air traffic and traffic at the FBOs is reduced during the winter months due in part to weather conditions and increased during the summer months due in part to additional commercial flights and more recreational flying. Mercury's cargo business is relatively stronger during the months of October through March than during the months of April through September. The cargo business is affected by the patterns for commercial and retail inventory build-ups in international trade. Operations at military facilities are not seasonal.

         POTENTIAL LIABILITY AND INSURANCE

         Mercury's business activities subject it to risk of significant potential liability under Federal & State statutes, common law and contractual indemnification agreements. Mercury reviews the adequacy of its insurance on an on going basis. Mercury believes it follows generally accepted standards for its lines of business with respect to the purchase of business insurance and risk management practices. The Company purchases airport liability and general and auto liability in amounts which the Company believes are adequate for the risks of its business.

         COMPETITION

         Mercury competes with major companies who maintain their own source of aviation fuel and with other aircraft support companies whose total sales and financial resources far exceed those of Mercury. In addition, certain airlines provide cargo and fueling services comparable to those furnished by Mercury. At LAX, Mercury competes with, in addition to the airlines, three independent fuel delivery services providers and primarily with one non-airline entity with respect to air cargo handling. Each FBO has a minimum of one competitor at each airport. Mercury has many principal competitors with respect to Government contracting services including certain small disadvantaged businesses which receive a ten percent (10%) cost advantage with respect to certain bids and set asides of certain contracts. Substantially all Mercury's services are subject to competitive bidding. Mercury competes on the basis of price and quality of service.

         ENVIRONMENTAL MATTERS

         Mercury must continuously comply with federal, state and local environmental statutes and regulations associated with its numerous underground fuel storage tanks. These requirements include, among other things, tank and pipe testing for tightness, soil sampling for evidence of leaking and remediation of detected leaks and spills. Mercury has installed stringent inventory systems for its underground storage tanks and has placed sensors underground which detect leaking. Mercury's operations are subject to frequent inspection by federal and local environmental agencies and local fire and airline quality control departments. To date, there have been no material capital expenditures nor has there been a material negative impact on Mercury's earnings or competitive position in performing such compliance and related remediation work. To date, Mercury has not received any notice of violation or been subject to any cease and abatement proceeding by any governmental agency as a result of failure to comply with applicable environmental laws and regulations. Based on tests performed to date, Mercury knows of no basis for any notice of violation or cease and abatement proceeding by any governmental agency.

         EMPLOYEES

         As of September 15, 1995, Mercury employed 963 persons in its following operating units: fuel sales and services, 228 persons; cargo handling, 228 persons; FBOs, 177 persons; and government contract service, 330 persons. Mercury is in the process of negotiating collective bargaining agreements for its military refueling operation at Brunswick, Maine and Point Mugu, California. Management believes that, in general, wages, hours, fringe benefits and other conditions of employment offered throughout Mercury's operations are at least equivalent to those found elsewhere in its industry and that its general relationship with its employees is satisfactory.

ITEM 2. PROPERTIES

         Mercury owns its executive offices, which consists of approximately 20,000 square feet, located at 5456 McConnell Avenue, Los Angeles, California.

         Listed below are the significant properties leased or owned by Mercury as of September 15, 1995:

                         Leased                  Expiration    Activity
 Location                 or         Annual         of         Conducted
 and Type                Owned       Rental       Lease        at Facility                    Size
 --------                -----       ------       -----        -----------                    ----
 6851 and 6805 W.        Leased      $416,000     December      Executive offices and      60,000 sq. ft. on
 Imperial Highway, Los                            1999          cargo hangar, with         5.5 acres
 Angeles, California                                            offices and executive
 (Two story office                                              offices rented to
 building and                                                   customers
 hanger)(1)

 5456 McConnell          Owned       N/A          N/A           Executive offices          20,000 sq. ft.
 Los Angeles,                                                                              brick building
 California (2)

 700 World Way West,     Leased      $296,000     December      Service and refueling of   2,000 sq. ft. on
 LAX (Executive                                   1998          private aircraft           1.93 acres
 terminal) (1)

 2601 East Plumb Lane,   Leased      $21,000      June 1997     Service, maintenance and   2,300 sq. ft.
 Cannon International                                           refueling of commercial    executive terminal
 Airport, Reno, Nevada                                          and private aircraft and   and 85,000 sq. ft.
 (Cement block                                                  sublessor of building      of hangar
 building and                                                   and hangar space           facilities
 hangars)(1)

 655 So. Rock Blvd.,     Building    $11,000      June 2017     Service, maintenance and   23.7 acres of
 Cannon International    owned,                                 refueling of commercial    land; hangar and
 Airport, Reno, Nevada   land                                   and private aircraft and   administrative
 (1)                     rented                                 sublessor of building      building
                                                                and hangar space           consisting of
                                                                                           33,000 sq. ft.
 1601 Skyway Drive and   Leased      $21,000      February      Offices and refueling of   2,000 sq. ft.
 Meadows Field Fuel                               2008          commercial and private     facility on 5
 Parcels No. 9 and 10,                                          aircraft                   acres
 Meadows Field
 Airport, Bakersfield,
 California (1)

 Meadows Field,          Leased      $44,000      February      Landlord, service and      49,200 sq. ft.
 Parcels 1-5 Meadows                              2008          refueling of commercial    building on 17.2
 Field Airport,                                                 and private aircraft       acres
 Bakersfield,
 California (3
 buildings) (1)

                         Leased                  Expiration    Activity
 Location                 or         Annual         of         Conducted
 and Type                Owned       Rental       Lease        at Facility                    Size
 --------                -----       ------       -----        -----------                    ----
 Meadows Field, Hangar   Leased      $46,000      June 2001     Landlord, service and      30,000 sq. ft.
 6 and Parcel A                                                 refueling of commercial    hangar on 2.7
 Meadows Field                                                  and private aircraft       acres
 Airport, Bakersfield,
 California (4)

 Meadows Field,          Leased      $21,000      April 1996    Landlord, service and      1,200 sq. ft.
 Parcels 1 and 2 and                                            refueling of commercial    building on 10.86
 Lease site 4 and 6                                             and private aircraft       acres
 Meadows Field
 Airport, Bakersfield,
 California

 Meadows Field, Lease    Leased      $25,000      March 2015    Landlord, service and      35,940 sq. ft.
 site 2 Meadows Field                                           refueling of commercial    executive terminal
 Airport, Bakersfield,                                          and private aircraft       and hangar on 6.14
 California (4)                                                                            acres

 Burbank-Glendale-       Leased      $158,000     July 2000     Landlord, service and      45,000 sq. ft.
 Pasadena Airport,                                              refueling of commercial
 Burbank, California                                            and private aircraft
 (Aircraft facility)

 Burbank-Glendale-       Building    $465,000     August 1999   Landlord, service and      106,000 sq. ft.
 Pasadena Airport,       owned,                                 refueling of commercial
 Burbank, California     land                                   and private aircraft
 (Aircraft facility)     leased

 Burbank-Glendale-       Leased      $187,000     November      Hangar Facility            5,200 sq. ft.
 Pasadena Airport,                                1999
 Burbank, California
 (Hangar)

 Santa Barbara           Leased      $99,000      May 1996      Service, maintenance,      2,000 sq. ft.
 Municipal Airport,                                             and refueling of           terminal; 2
 Santa Barbara,                                                 commercial and private     hangars totaling
 California (Tie-down                                           aircraft                   13,120 sq. ft.
 space and 3
 buildings) (1)

 6145 Lehman Drive,      Owned       N/A          N/A           Executive and support      8,000 sq. ft.
 Suite 300, Colorado                                            personnel offices;
 Springs, Colorado                                              landlord
 (Brick block building
 with furnished
 offices) (3)

 526 Forbes Blvd., San   Leased      $218,000     April 1999    Cargo handling with        45,403 sq. ft.
 Francisco, California                                          offices                    building

 LAX (B-4 Hangar) 6401   Leased      $540,000     Month-to-     Hangar space               45,000 sq. ft.
 West Imperial Hwy.,                              month
 Los Angeles,
 California

(1) The Leasehold interest is subject to a security interest granted to Mercury's secured lender under its loan agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

(2) This property was purchased in April 1994 for $1,800,000 and is subject to a first mortgage in the sum of $1,033,500 at June 30, 1995 repayable in equal monthly installments of principal of $9,750, plus interest at 7.5% per annum, the last payment due in April 2004.

(3) This property is subject to a first mortgage in the sum of $433,924 at June 30, 1995 repayable with interest at 9% in equal monthly installments of approximately $4,450, the last payment due May 2010.

(4) This property is subject to a first mortgage in the sum of $1,017,063 at June 30, 1995 repayable with interest at prime in equal monthly installments, the last payment due in December 2004.

         At each of the locations where Mercury conducts its business, including six commercial locations and nineteen military locations, Mercury's operations are dependent on a fleet of refueling vehicles. All locations utilize refueling trucks for transporting and pumping fuel. At LAX, in addition to refueling trucks, hydrant trucks are also maintained which pump fuel from underground storage tanks directly into the aircraft. Mercury's owned equipment is subject to a lien in favor of its secured lender. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         At commercial airports where Mercury operates FBOs, Mercury maintains its own fuel storage capabilities which are principally located underground as follows:

                                                                   Approximate
                                                                   Capacity
                         Location                                  (gallons)
                         --------                                  ---------
                         LAX                                        312,000
                         Bakersfield                                105,000
                         Burbank                                    119,000
                         Santa Barbara                               35,000
                         Reno                                       100,000

         Management believes that Mercury's property and equipment are adequate for its present business needs. Mercury fully utilizes the real properties it owns or leases for its business.

ITEM 3.  LEGAL PROCEEDINGS

         Other than routine litigation incident to Mercury's business, Mercury knows of no material litigation or administrative proceedings pending against Mercury to which Mercury or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Mercury's Common Stock is listed and traded on the AMEX under the Symbol "MAX". The table below sets forth, for the quarterly periods indicated, the high and low closing sale prices per share of Common Stock. All per share stock price information has been adjusted to reflect the June 16, 1995 ten percent stock dividend.

                                                                     High            Low
                                                                     ----            ---
FISCAL 1994:
Quarter ended September 30, 1993...............................     $3.41            $2.44
Quarter ended December 31, 1993................................      3.64             2.78
Quarter ended March 31, 1994...................................      5.80             3.30
Quarter ended June 30, 1994....................................      5.45             3.98

FISCAL 1995:
Quarter ended September 30, 1994...............................     $6.36            $4.77
Quarter ended December 31, 1994................................      7.05             5.00
Quarter ended March 31, 1995...................................      8.98             6.25
Quarter ended June 30, 1995....................................      8.41             7.05


As of September 21, 1995, there were approximately 499 holders of record.

In December 1994, Mercury's Board of Directors adopted a quarterly dividend plan of $.01 per common share in cash. The first such dividend was paid on February 1, 1995. Based upon the current number of shares of Common Stock outstanding and assuming the quarterly amount of $.01 per share remains in effect, annual dividend requirements will amount to approximately $220,000. Mercury intends to review its dividend policy from time to time in light of Mercury's earnings, financial condition and other relevant factors, including applicable covenants in debt and other agreements. In this regard, as discussed in Note 9 of Notes to Consolidated Financial Statements, certain of Mercury's loan agreements provide for the maintenance of specified levels of working capital as well as limitations on cash dividends.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected consolidated financial data for each of the five years ended June 30 have been derived from the audited consolidated financial statements of Mercury. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                   YEAR ENDED JUNE 30,
                                      -------------------------------------------------------------------------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                        1995            1994             1993           1992              1991
                                      --------        --------         -------         -------          -------
 OPERATING DATA
 --------------
 REVENUES (1)                         $183,000        $103,069         $84,543         $71,746          $73,498

 COSTS AND EXPENSES                    166,427          90,404          75,640          65,254           65,589

 OPERATING INCOME                       16,573          12,665           8,903           6,492            7,909

 SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                 5,363           4,261           3,879           3,731            3,435

 DEPRECIATION AND AMORTIZATION           2,409           2,049           1,680           1,349            1,472

 INTEREST EXPENSE                        1,478           1,080           1,084             898            1,309

 OTHER EXPENSE (INCOME) (2)                 11             106         (1,103)           (102)               59

 INCOME BEFORE INCOME TAXES              7,312           5,169           3,363             616            1,634

 PROVISION FOR INCOME TAXES              3,005           2,174           1,413             257              690
 NET INCOME                              4,307           2,995           1,950             359              944

 NET INCOME PER COMMON SHARE
 ON A FULLY DILUTED BASIS                 0.76            0.59            0.39            0.01             0.38

 WEIGHTED AVERAGE COMMON

 OUTSTANDING SHARES                  5,420,158       3,719,884       2,431,549       2,394,151        2,377,821


 BALANCE SHEET DATA                                              AT JUNE 30,
 ------------------                    ------------------------------------------------------------------------
 TOTAL ASSETS                          $54,210         $35,442         $31,800         $26,090          $22,370

 SHORT-TERM DEBT (INCLUDING
 CURRENT PORTION OF LONG-TERM
 DEBT)                                   2,607           2,317           1,654           1,242            1,922

 LONG-TERM DEBT AND REDEEMABLE
 PREFERRED STOCK                        17,104           8,650           9,821           7,299            4,941

 DIVIDENDS PER COMMON SHARE               0.02            0.00            0.00            0.00             0.00

(1)  Revenue consists of consolidated sales and revenues.

(2) Fiscal 1993 includes a pretax gain from legal judgment in the amount of $1,060,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FISCAL 1995, 1994 AND 1993.

The following tables set forth, for the periods indicated, the revenues and operating income for each of the Company's four operating units, as well as selected other financial statement data.

                                                                    Year Ended June 30,
                                    --------------------------------------------------------------------------
   ($ in millions)                          1995                      1994                     1993
                                                 % of Total                % of Total               % of Total
                                     Amount       Revenues     Amount       Revenues     Amount      Revenues
                                    --------------------------------------------------------------------------
 Revenues:
 Fuel Sales and Services (1)        $  141.8        77.5%     $   64.4        62.5%     $  52.9        62.5%
 Cargo Operations                        9.9         5.4%          7.0         6.8%         4.8         5.7%
 Government Contract Services           15.6         8.5%         16.0        15.5%        12.4        14.7%
 FBOs (1)                               15.7         8.6%         15.7        15.2%        14.4        17.1%
                                    --------       -----      --------       -----      -------       -----
  Total Revenues                    $  183.0       100.0%     $  103.1       100.0%     $  84.5       100.0%
                                    ========       =====      ========       =====      =======       =====


                                                % of Unit               % of Unit              % of Unit
                                     Amount     Revenues     Amount     Revenues    Amount     Revenues
                                    --------------------------------------------------------------------
 Operating Income:
 Fuel Sales and Services (1)        $   6.9        4.9%     $   3.0        4.7%     $  2.2        4.3%
 Cargo Operations                       2.8       28.5%         2.7       38.4%        1.6       33.1%
 Government Contract Services           4.2       26.7%         4.0       25.0%        3.2       25.8%
 FBOs (1)                               2.7       17.1%         3.0       18.9%        1.9       12.8%
                                    -------       ----      -------       ----      ------       ----
     Total Operating Income         $  16.6        9.1%     $  12.7       12.3%     $  8.9       10.5%
                                    =======       ====      =======       ====      ======       ====

                                                     % of Total            % of Total            % of Total
                                             Amount   Revenues    Amount    Revenues   Amount     Revenues
                                          -----------------------------------------------------------------
Selling, General and Administrative       $   5.4       2.9%     $  4.3       4.1%     $  3.9        4.6%
Depreciation and Amortization                 2.4       1.3%        2.0       2.0%        1.7        2.0%
Interest Expense and Other                    1.5       0.8%        1.2       1.2%
                                          -------       ---      ------       ---      ------       ----
Income before Income Taxes                    7.3       4.0%        5.2       5.0%        3.4        4.0%
Provision for Income Taxes                    3.0       1.6%        2.2       2.1%        1.4        1.7%
                                          -------       ---      ------       ---      ------       ----
    Net Income                            $  4.30       2.4%     $  3.0       2.9%     $  2.0        2.3%
                                          =======       ===      ======       ===      ======       ====

(1) Amounts for fiscal 1993 and fiscal 1994 have been reclassified to conform to the fiscal 1995 presentation.

Fiscal Year Ended June 30, 1995 Compared to Fiscal Year Ended June 30, 1994

         Revenue increased 77.6% to $183.0 million in fiscal 1995 from $103.1 million in fiscal 1994. Operating income increased 30.9% to $16.6 million in fiscal 1995 from $12.7 million in fiscal 1994.

         Revenues from fuel sales and services represented 77.5% of total revenues in fiscal 1995 compared to 62.5% of total revenues in fiscal 1994. Revenues from fuel sales and services in fiscal 1995 increased 120% to $141.8 million from $64.4 million in fiscal 1994. The increase in revenues from fuel sales and services was primarily due to an increase in the number of gallons sold as a result of the addition of a significant number of new accounts in fiscal 1995. These new accounts were attributable in part to the opening of sales offices in Houston and Miami in October 1994. Average fuel prices were marginally higher in fiscal 1995 compared with fiscal 1994. Operating income from fuel sales and services in fiscal 1995 increased 127.9% to $6.9 million from $3.0 million in fiscal 1994. The increase in operating income from fuel sales and services in fiscal 1995 compared to fiscal 1994 was attributable primarily to an increase in fuel sales and, to a much lesser extent, a slight improvement in per gallon margins. Revenues and operating income from fuel sales and services include the activities of Mercury's contract fueling business, as well as activities from a number of other commercial services including the provision of certain refueling services, non-aviation fuel brokerage and other services managed at LAX as part of Mercury's fuel sales and services operations.

         Revenues from cargo operations in fiscal 1995 increased 41.8% to $9.9 million from $7.0 million in fiscal 1994. This increase was primarily due to a general increase in the volume of business from existing accounts and the addition of a new location in San Francisco. During the year, Mercury opened a cargo operation in Miami; however, in March 1995, the operation was closed as a result of the loss of a key employee. Operating income from cargo operations in fiscal 1995 increased 5.5% to $2.8 million from $2.7 million in fiscal 1994. The increase in operating income was significantly lower than the corresponding revenue increase due to operating losses at the San Francisco and Miami locations in fiscal 1995 and higher labor and other operating costs at LAX in fiscal 1995 compared to fiscal 1994.

         Revenues from government contract services in fiscal 1995 declined 2.6% to $15.6 million from $16.0 million in fiscal 1994. Revenues from government contract services in fiscal 1995 included $5.3 million from ten contracts, five of which were terminated in fiscal 1995 and the balance of which are scheduled for termination at the end of the first quarter or during the second quarter of fiscal 1996. The decrease in revenues from governmental contract services in fiscal 1995 compared to fiscal 1994 was primarily due to the contract terminations during fiscal 1995, which terminations were only partially offset by a new contract received in November 1994. Operating income from government services in fiscal 1995 increased 4.1% to $4.2 million from $4.0 million in fiscal 1994 due to lower operating expenses. Operating income from government services in fiscal 1995 included $1.4 million from the ten contracts described above which have or will be terminated. Mercury does not anticipate significant charge-offs associated with the contract terminations described above.

         Revenues from FBOs remained relatively constant in fiscal 1995 at $15.7 million compared to fiscal 1994, but operating income declined 9.0% from $3.0 million in fiscal 1994 to $2.7 million in fiscal 1995. The decline was primarily attributable to a reduction in the volume of fuel sold, as well as lower per gallon margins.

         Selling, general and administrative expenses in fiscal 1995 increased 25.9% to $5.4 million from $4.3 million in fiscal 1994. The increase was primarily due to an increase in the provision for bad debts. Provision for bad debts increased to $905,000 in fiscal 1995 from $324,000 in fiscal 1994 due to a significant increase in sales and accounts receivable. Excluding the provision for bad debts, selling, general and administrative expenses in fiscal 1995 increased 13.2% to $4.5 million from $3.9 million in fiscal 1994, primarily due to higher compensation expenses related to expansion of Mercury's business.

         Depreciation and amortization expense in fiscal 1995 increased 17.6% to $2.4 million from $2.0 million in fiscal 1994. The increase was primarily due to $2.0 million of capital expenditures in fiscal 1995 and $5.0 million of capital expenditures in fiscal 1994.

         Interest expense in fiscal 1995 increased 36.9% to $1.5 million from $1.1 million in fiscal 1994. The increase was due to higher interest rates and significantly higher average outstanding bank borrowing in fiscal 1995 compared to fiscal 1994. Interest income decreased in fiscal 1995 to $84,000 from $140,000 in fiscal 1994 due to the declining principal balance of Mercury's outstanding notes receivable.

         Charges for minority interest in fiscal 1995 decreased to $95,000 from $246,000 in fiscal 1994. The decrease was due to the acquisition of the remaining minority interest's share of Mercury Air Cargo in November 1994. See
Note 4 of Notes to Consolidated Financial Statements.

         Income tax expense approximated 41% of pre-tax income for fiscal 1995 and 42% for fiscal 1994, reflecting the expected effective annual tax rate.

Fiscal Year Ended June 30, 1994 Compared to the Fiscal Year Ended June 30, 1993

         Consolidated revenues increased 21.9% to $103.1 million in fiscal 1994 from $84.5 million in fiscal 1993. Operating income increased 42.3% to $12.7 million in fiscal 1994 from $8.9 million in fiscal 1993.

         Revenues from fuel sales and services represented 62.5% of total revenues in both fiscal 1994 and fiscal 1993. Revenues from fuel sales and services in fiscal 1994 increased 21.8% to $64.4 million from $52.9 million in fiscal 1993. The increase in revenues from fuel sales and services was primarily due to an increase in the number of gallons sold. On average, fuel prices were approximately 13% lower in fiscal 1994 than during fiscal 1993. Operating income from fuel sales and services in fiscal 1994 increased 34.4% to $3.0 million from $2.2 million in fiscal 1993. The increase in operating income from fuel sales and services in fiscal 1994 compared to fiscal 1993 was principally attributable to the increase in fuel sales.

         Revenues from cargo operations in fiscal 1994 increased 46.3% to $7.0 million from $4.8 million in fiscal 1993. This increase was primarily due to a general increase in the volume of business from existing accounts and the addition of one cargo handling account. Operating income from cargo operations in fiscal 1994 increased 69.4% to $2.7 million from $1.6 million in fiscal 1993. The increase in operating income was attributable to higher revenues.

         Revenues from government contract services in fiscal 1994 increased 28.7% to $16.0 million from $12.5 million in fiscal 1993 due in part to the addition of two contracts, one in October 1992 and one in September 1993, and in part due to increased add-ons to existing contracts. Operating income from government services in fiscal 1994 increased 24.4% to $4.0 million from $3.2 million in fiscal 1993 primarily due to higher revenues.

         Revenues from Mercury's FBOs in fiscal 1994 increased 8.3% to $15.7 million from $14.4 million in fiscal 1993 due to an increase in fuel sales and service revenues. Operating income from Mercury's FBOs increased by 59.6% to $3.0 million in fiscal 1994 from $1.9 million in fiscal 1993. The increase was primarily attributable to higher margins from fuel sales and, to a lesser extent, a greater quantity of fuel sales.

         Selling, general and administrative expenses in fiscal 1994 increased 9.8% to $4.3 million from $3.9 million in fiscal 1993. Excluding the provision for bad debts, selling, general and administrative expenses in fiscal 1994 increased 13.6% to $3.9 million from $3.5 million in fiscal 1993, primarily due to higher compensation expense. Included in selling, general and administrative expenses in fiscal 1994 is a $324,000 provision for bad debts compared to $414,000 in fiscal 1993.

         Depreciation and amortization expense in fiscal 1994 increased 21.9% to $2.0 million from $1.7 million in fiscal 1993. The increase was primarily due to $5.0 million of capital expenditures in fiscal 1994 and $4.0 million of capital expenditures in fiscal 1993.

         Interest expense remained relatively constant in fiscal 1994 at $1.1 million compared to fiscal 1993. Interest income decreased 18.1% in fiscal 1994 to $140,000 from $171,000 in fiscal 1993 due to the declining principal balance of Mercury's outstanding notes receivable.

         Charges for minority interest in fiscal 1994 increased to $246,000 from $128,000 in fiscal 1993. The increase was due to significantly higher income generated by Mercury Air Cargo, 20% of which was owned by a minority shareholder.

         Income tax expense approximated 42% of pre-tax income for fiscal 1994 and fiscal 1993, reflecting the expected effective annual tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         Mercury has historically financed its operations primarily through operating cash flow and borrowings under its revolving line of credit (the "Revolver"). Mercury's cash balance at June 30, 1995 totaled $831,000.

         Net cash used in operating activities totaled $5,581,000 during fiscal 1995. During this period, the primary source of net cash provided by operating activities was net income plus depreciation and amortization totaling $6,716,000 and an increase in accounts payable of $6,078,000. The primary use of cash for operating activities in fiscal 1995 was an increase in accounts receivable of $16,105,000 and an increase in inventories of $2,332,000.

         Net cash provided by financing activities totaled $6,663,000 during fiscal 1995. The primary source of cash from financing activities during this period was borrowing under the Revolver of $10,118,000. The primary use of cash in financing activities was the reduction in long term debt of $2,443,000 and repurchases of common stock, including redemption by a subsidiary of a portion of a minority stockholder's interest, totaling $1,925,000.

         Mercury's Credit Facility consists of the Revolver and the Term Loan. The Credit Facility is secured by substantially all of Mercury's assets. The original principal balance of the Term Loan was $7,500,000, of which $4,752,000 was outstanding as of June 30, 1995. The Term Loan is amortized and paid on a monthly basis and matures in August 1998. Pursuant to the Revolver, funds may be obtained in an amount equal to the value of up to 85% of Mercury's eligible receivables, as determined by the lender, up to an aggregate of $16,000,000 with an initial term maturing in October 1997, subject to renewal by the parties. At June 30, 1995, Mercury had approximately $10,118,000 of borrowing under the Revolver and had approximately $3,000,000 of additional borrowing availability based on the 85% of eligible receivables test. See Note 9 of Notes to Consolidated Financial Statements.

         During fiscal 1995, Mercury repurchased 236,300 shares of Common Stock at a total cost of approximately $1,474,000. Management is currently authorized by Mercury's board of directors and under Mercury's loan agreements to repurchase up to an additional approximately $1,060,000 in Common Stock. During fiscal 1995, Mercury received approximately $379,000 from the exercise of Underwriter Warrants and stock options which resulted in the issuance of 128,532 shares of Common Stock. Subsequent to June 30, 1995, the Company repurchased an additional 155,420 shares of Common Stock at a cost of approximately $820,000.

         Historically, the Company's capital expenditure requirements have been related to refueling and ground handling equipment for both commercial and government service operations. In fiscal 1994, the Company spent approximately $2,400,000 for equipment requirements related to new and existing contracts and to purchase equipment previously held under noncancelable operating leases. During fiscal 1994, the Company also acquired a 20,000 square foot building for its headquarters at a cost of approximately $1,800,000. In addition, the Company invested nearly $800,000 to acquire a leasehold interest at its Bakersfield FBO. In fiscal 1995, the Company purchased a building in Colorado Springs at a cost of $500,000 to relocate its government services headquarters. The Company also invested nearly $700,000 for computer equipment and to remodel and furnish its Los Angeles headquarters building. In addition, the Company spent approximately $700,000 to purchase refueling and ground equipment for its commercial, FBO and government service operations.

         The Company's accounts receivable grew from $17,164,000 at June 30, 1994 to $33,269,000 at June 30, 1995, an increase of $16,105,000 with an increase in accounts payable during the same period of only $6,078,000 to $12,998,000 at June 30, 1995 from $6,920,000 at June 30, 1994. Accounts receivable days outstanding for the quarter ended June 30, 1994 was 64 days compared to 61 days for the quarter ended June 30, 1995 based upon consolidated revenue for each period. Accounts receivable days outstanding are impacted by a high volume of fuel brokerage which is reported in revenues on a net margin basis and a high concentration of fuel sales to customers with extended payment terms. Allowance for doubtful accounts increased to $610,000 at June 30, 1995 from $508,000 at June 30, 1994.

         Absent a major prolonged surge in oil prices or a capital intensive acquisition, the Company believes its operating cash flow, Revolver and vendor credit will provide it with sufficient liquidity during the next twelve months. In the event that fuel prices increase significantly for an extended period of time, the Company's liquidity could be adversely affected unless the Company is able to increase vendor credit or increase lending limits under its revolving credit facility. The Company believes, however, its Revolver and vendor credit should provide it with sufficient liquidity in the event of a major temporary surge in oil prices.

         Inflation

         The Company believes that inflation has not had a significant effect on its results of operations during the past three fiscal years.

Item 8.  Financial Statements and Supplementary Data.

         See Part IV, Item 14, pages F1 through F17 immediately following.

Item 9.  Accounting and Financial Disclosure Disputes

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Reference is made to the information set forth under the caption "Election of Directors" of the Company's Proxy Statement for the annual meeting scheduled for December 4, 1995 (the "Proxy Statement") for a description of the directors and executive officers of the Company, which information is incorporated herein by reference.

Item 11. Executive Compensation.

         Reference is made to the information set forth under the caption "Executive Compensation" of the Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Reference is made to the table, including the footnotes thereto, set forth under the caption "Election of Directors" of the Proxy Statement, for certain information respecting ownership of stock of the Company by management and certain shareholders, which table and footnotes are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

         Reference is made to the information set forth under the caption "Certain Transactions" of the Proxy Statement for certain information with respect to relationships and related transactions, which information is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K:

(a)(1)  Financial Statements

  Independent Auditors' Report..........................................................................           F-1

  Consolidated Balance Sheets as of June 30, 1995 and 1994..............................................           F-2

  Consolidated Statements of Income for each of the three
    years in the period ended June 30, 1995.............................................................           F-3

  Consolidated Statements of Cash Flows for each of the three
    years in the period ended June 30, 1995.............................................................           F-4

  Consolidated Statements of Stockholders' Equity for each
    of the three years in the period ended June 30, 1995................................................           F-5

  Notes to Consolidated Financial Statements for the three
    years ended June 30, 1995...........................................................................   F-6 to F-16

(a)(2) Supplemental Schedule for each of the three years in the period ended June 30, 1995:

  Schedule II - Valuation and Qualifying Accounts.......................................................          F-17

         All other items are not included in this Form 10-K for the reason that they are not applicable or are included in the information as set forth in the Consolidated Financial Statements or in the Notes to Consolidated Financial Statements.

(a) (3) Exhibits:

Exhibit
No.                               Description

3.1      Restated Certificate of Incorporation (4)

3.2 Form of Amendment to Restated Certificate of Incorporation creating the Series A 8% Convertible Cumulative Redeemable
         Preferred Stock (4)

3.3 Form of Amendment to Restated Certificate of Incorporation declaring the Separation Date for the Series A 8% Convertible
         Redeemable Preferred Stock (6)

3.4      Bylaws of the Company (4)

3.5      Amendment to Bylaws of the Company

10.1 Underwriter's Unit Warrant dated June 18, 1991 issued to Emanuel and Company by the Company (4)

10.2 Employment Agreement dated December 10, 1993 between the Company and Seymour Kahn (10)

10.3 Loan and Security Agreements among the Company, Maytag Aircraft Corporation and Marine Midland Business Loans, Inc. dated December 6, 1989 (2)

10.4 Stock Purchase Agreement between the Company, SK Acquisition, Inc., Randolph E. Ajer, Kevin J. Walsh, Grant Murray and Joseph Czyzyk (2)

10.5     Company's 1990 Long-Term Incentive Plan (7)

10.6     Company's 1990 Directors Stock Option Plan (1)

10.7     Lease for 6851 West Imperial Highway, Los Angeles, California (4)

10.8 Amendment to Loan Agreement and Security Agreement among the Company, Maytag Aircraft Corporation and Marine Midland Business Loans, Inc. dated October 2, 1990 (4)

10.9 Second Amendment to Loan and Security Agreement among the Company, Maytag Aircraft Corporation and Marine Midland Business Loans, Inc.

         dated April 18, 1991 (4)
10.10 Third Amendment to Loan and Security Agreement among the Company, Maytag Aircraft Corporation and Marine Midland Business Loans, Inc. dated June 1991 (5)

10.11 Amendment to Loan and Security Agreements and Term Notes dated as of April 1, 1992 among the Company, Maytag Aircraft Corporation and Marine Midland Business Loans, Inc. dated April 1, 1992(6)

10.12 Amendment to Loan and Security Agreements and Term Notes dated as of April 1, 1992 among the Company, Maytag Aircraft Corporation and Marine Midland Business Loans, Inc. (8)

10.13 Amendment to Loan and Security Agreements and Term Notes dated as of December 21, 1992 among the Company, Maytag Aircraft Corporation and Marine Midland Business Loans, Inc. (9)

10.14 Amendment to Loan and Security Agreements and Term Notes dated as of August 30, 1993 among the Company, Maytag Aircraft Corporation and Marine Midland Business Loans, Inc. (9)

10.15 Memorandum Dated September 15, 1995 regarding Summary of Officer Life Insurance Policies with Benefits Payable to Officers or Their Designated Beneficiaries

10.16 Memorandum dated September 15, 1995 regarding Summary of Bonus Plans for Seymour Kahn, Joseph Czyzyk and Randolph E. Ajer

10.17 Memorandum dated September 15, 1995 regarding Summary of Bonus Plans for Kevin Walsh and William Silva

10.18 The Company's 401(k) Plan consisting of LCI Actuaries, Inc. Regional Prototype Defined Contribution Plan and Trust and Adoption
         Agreement (9)

10.19 Amendment to Loan and Security Agreements and Term Notes dated as of September 21, 1993 among the Company, Maytag Aircraft Corporation and Marine Midland Business Loans, Inc. (9)

10.20 Non-Qualified Stock Option Agreement by and between the Company and Seymour Kahn dated January 21, 1993 (9)

10.21 Non-Qualified Stock Option Agreement by and between the Company and William G. Langton dated August 9, 1993(9)

10.22 Stock Purchase Agreement among the Company, SK Acquisition, Inc. and William L. Silva dated as of August 9, 1993 (10)

10.23 Amendment to Loan and Security Agreements and Term Notes dated as of September 21, 1993 among the Company, Maytag Aircraft Corporation and Marine Midland Business Loans, Inc.(10)

10.24 Amendment to Loan and Security Agreements and Term Notes dated as of April 1, 1994 among the Company, Maytag Aircraft Corporation and Marine Midland Business Loans, Inc. (10)

10.25 Stock Exchange Agreement dated as of November 15, 1994 between Joseph Czyzyk and the Company (11)

10.26 Employment Agreement dated November 15, 1995 between the Company and Joseph Czyzyk (12)

10.27 Amendment to Loan and Security Agreements and Term Notes dated as of December 20, 1994 among the Company, Maytag Aircraft Corporation and Marine Midland Business Loans, Inc. (12)

10.28 Amendment to Loan and Security Agreements and Term Notes dated as of December 17, 1994 among the Company, Maytag Aircraft Corporation and Marine Midland Business Loans, Inc. (12)

10.29 Amendment to Loan and Security Agreements and Term Notes dated as of June 12, 1995 among the Company, Maytag Aircraft Corporation and Marine Midland Business Loans, Inc.

10.30 Loan and Security Agreement dated as of June 12, 1995 between Mercury Air Cargo, Inc. and Marine Midland Business Loans, Inc.

10.31 Agreement dated August 1, 1995 between Mercury Air Group, Inc. and Grant Murray

11.1     Computation of Earnings Per Share (3)

22.1     Subsidiaries of Registrant

23.1 Consent of Deloitte & Touche with respect to incorporation of their report on the audited financial statements contained in this Annual Report on Form 10-K in the Company's Registration Statement on Form S-3 (Registration No. 33-346568) and the Company's Registration Statement on Form S-8 (Registration Statement No. 33-69414)

---------------------------------

(1) Such document was previously filed as Appendix A to the Company's Proxy Statement for the December 10, 1993 Annual Meeting of Shareholders and is incorporated herein by reference.

(2) Such document was previously filed as an Exhibit to the Company's Current Report on Form 8-K dated December 6, 1989 and is incorporated herein by reference.

(3) Such statement is included in Note 14 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K and is incorporated herein by reference.

(4) All such documents were previously filed as Exhibits to the Company's Registration Statement No. 33-39044 on Form S-2 and are incorporated herein by reference.

(5) Such document was previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1991 and is incorporated herein by reference.

(6) All such documents were previously filed as Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 and are incorporated herein by reference.

(7) Such document was previously filed as Appendix A to the Company's Proxy Statement for the December 2, 1992 Annual Meeting of Shareholders.

(8) Such document was previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1992 and is incorporated herein by reference.

(9) All such documents were previously filed as Exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 1993 and are incorporated herein by reference.

(10) All such documents were previously filed as Exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 1994 and are incorporated herein by reference.

(11) Such document was previously filed as an Exhibit to the Company's Current Report on Form 8-K dated November 15, 1995 and is incorporated herein by reference.

(12) All such documents were previously filed as Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995 and are incorporated herein by reference.

(b) Reports on Form 8-K:

     None.

(c) Identification of management contracts and compensatory plans and arrangements:

     Exhibits 10.2, 10.4, 10.5, 10.6, 10.15, 10.16, 10.17, 10.18, 10.20, 10.21,
10.22, 10.26 and 10.31 constitute the management contracts and compensatory plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K. Such documents are either filed as exhibits to this Annual Report on Form 10-K or were previously filed as exhibits to the filings indicated in the notes to Item 14(a) and are incorporated herein by reference.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Los Angeles, State of California, on the 22nd day of September 1995.


                                         MERCURY AIR GROUP, INC.


                                         By: /s/ Seymour Kahn
                                             _____________________
                                             Seymour Kahn
                                             Chairman of the Board and
                                             Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:


Signatures

Principal Executive Officer:


/s/ SEYMOUR KAHN                                    Dated:  September 22, 1995
______________________________
Seymour Kahn
Chief Executive Officer and Director

Principal Chief Operating Officer and Director:


/s/ JOSEPH CZYZYK                                   Dated:  September 22, 1995
______________________________
Joseph Czyzyk
Chief Operating Officer and Director

Principal Financial and Accounting Officer:


/s/ RANDOLPH E. AJER                                Dated:  September 22, 1995
______________________________
Randolph E. Ajer
Executive Vice President
Secretary and Treasurer

Additional Directors:


/s/ ROBERT L. LIST                                  Dated:  September 22, 1995
______________________________
Robert L. List
Director


/s/ PHILIP J. FAGAN, JR., M.D.                      Dated:  September 22, 1995
______________________________
Philip J. Fagan, Jr., M.D.
Director


/s/ WILLIAM G. LANGTON                              Dated:  September 22, 1995
______________________________
William G. Langton
Director


/s/ FREDERICK H. KOPKO, JR.                         Dated:  September 22, 1995
______________________________
Frederick H. Kopko, Jr.
Director

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Mercury Air Group, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Mercury Air Group, Inc. and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mercury Air Group, Inc. and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Los Angeles, California
September 15, 1995

                         PART I - FINANCIAL INFORMATION

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                 ASSETS                                                      JUNE 30             JUNE 30
                                                                               1995                1994
                                                                           ------------        ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                $    831,000        $  1,770,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $610,000 at 6/30/95 and $508,000 at 6/30/94(Note 9)          33,269,000          17,164,000
  Notes receivable - current portion                                             50,000             185,000
  Inventories (Notes 3 and 9)                                                 3,283,000             951,000
  Prepaid expenses and other current assets                                   1,822,000           1,297,000
                                                                           ------------        ------------
    Total current assets                                                     39,255,000          21,367,000

PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated
  depreciation and amortization of $20,391,000 at 6/30/95 and
    $18,277,000 at 6/30/94(Notes 5 and 9)                                    12,219,000          12,570,000
NOTES RECEIVABLE, net of current portion                                        136,000             186,000
OTHER ASSETS (Note 6)                                                         2,600,000           1,319,000
                                                                           ------------        ------------
                                                                           $ 54,210,000        $ 35,442,000
                                                                           ============        ============
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                         $ 12,998,000        $  6,920,000
  Accrued expenses and other current liabilities (Note 7)                     3,008,000           2,078,000
  Income taxes payable (Note 8)                                                 114,000             699,000
  Current portion of long-term debt (Note 9)                                  2,607,000           2,317,000
                                                                           ------------        ------------
    Total current liabilities                                                18,727,000          12,014,000

LONG-TERM DEBT (Note 9)                                                      17,104,000           8,650,000
DEFERRED INCOME TAXES (Note 8)                                                    8,000             218,000
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY(Note 4)                                  0             924,000
                                                                           ------------        ------------
    Total liabilities                                                        35,839,000          21,806,000
                                                                           ------------        ------------

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY (Notes 9, 10 and 11):
     Preferred Stock - $.01 par value;  authorized 3,000,000 shares;
       no shares outstanding
    Common Stock - $ .01 par value; authorized 9,000,000 shares;
      outstanding 5,524,257 shares 6/30/95;
      outstanding 4,905,779 shares 6/30/94                                       55,000              49,000
    Additional Paid-in Capital                                               14,992,000           9,187,000
    Retained Earnings                                                         3,479,000           4,555,000
    Treasury Stock - 35,200 shares of common stock 6/30/95;
      32,000 shares of common stock 6/30/94                                    (155,000)           (155,000)
                                                                           ------------        ------------
        Total stockholders' equity                                           18,371,000          13,636,000
                                                                           ------------        ------------
                                                                           $ 54,210,000        $ 35,442,000
                                                                           ============        ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                          Year ended June 30
                                                     -------------------------------------------------------
                                                         1995                  1994                 1993
                                                     -------------        -------------        -------------
Sales and Revenues (Note 13):
  Sales                                              $ 145,166,000        $  68,991,000        $  57,186,000
  Service revenues                                      37,834,000           34,078,000           27,357,000
                                                     -------------        -------------        -------------
                                                       183,000,000          103,069,000           84,543,000
                                                     -------------        -------------        -------------
Costs and Expenses:
  Cost of sales                                        132,838,000           61,060,000           50,804,000
  Operating expenses                                    33,589,000           29,344,000           24,836,000
                                                     -------------        -------------        -------------
                                                       166,427,000           90,404,000           75,640,000
                                                     -------------        -------------        -------------

    Operating Income                                    16,573,000           12,665,000            8,903,000
                                                     -------------        -------------        -------------

Other Expenses (Income):
  Selling, general and administrative (Note 6)           5,363,000            4,261,000            3,879,000
  Depreciation and amortization                          2,409,000            2,049,000            1,680,000
  Interest expense                                       1,478,000            1,080,000            1,084,000
  Interest income                                          (84,000)            (140,000)            (171,000)
  Minority interest (Note 4)                                95,000              246,000              128,000
  Gain-legal judgement (Note 2)                                                                   (1,060,000)
                                                     -------------        -------------        -------------
                                                         9,261,000            7,496,000            5,540,000
                                                     -------------        -------------        -------------

Income Before Income Taxes                               7,312,000            5,169,000            3,363,000

Provision for Income Taxes (Note 8)                      3,005,000            2,174,000            1,413,000
                                                     -------------        -------------        -------------

Net Income                                           $   4,307,000        $   2,995,000        $   1,950,000
                                                     =============        =============        =============

Net Income applicable to Common Stock                $   4,307,000        $   2,920,000        $   1,496,000
                                                     =============        =============        =============

Net Income Per Common Share and
  Common Equivalent Share (Primary) (Note 14)        $        0.76        $        0.75        $        0.62
                                                     =============        =============        =============

Net Income Per Common Share-Assuming
  Full Dilution (Note 14)                            $        0.76        $        0.59        $        0.39
                                                     =============        =============        =============

Weighted Average Number of Shares of
  Common Stock (Note 14)                                 5,420,158            3,719,884            2,431,549
                                                     =============        =============        =============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Year ended June 30
                                                                            ----------------------------------------------------
                                                                                1995                1994                1993
                                                                            ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $  4,307,000        $  2,995,000        $  1,950,000
  Adjustments to derive cash flow from
    operating activities:
      Depreciation and amortization                                            2,409,000           2,049,000           1,680,000
      Minority interest                                                           95,000             246,000             128,000
      Amortization of officers' loans                                            140,000             154,000             154,000
      Increase (decrease) in deferred income taxes                              (210,000)           (651,000)            229,000
  Changes in operating assets and liabilities:
      Trade and other accounts receivable                                    (16,105,000)           (474,000)         (3,929,000)
      Inventories                                                             (2,332,000)           (103,000)             84,000
      Prepaid expenses and other current assets                                 (525,000)           (304,000)            398,000
      Accounts payable                                                         6,078,000             150,000             459,000
      Income taxes payable                                                      (368,000)            348,000             351,000
      Accrued expenses and other current liabilities                             930,000             (43,000)            162,000
                                                                            ------------        ------------        ------------
          Net cash provided by (used in) operating activities                 (5,581,000)          4,367,000           1,666,000
                                                                            ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investment                                                                   300,000
  Decrease in notes receivable                                                   185,000             677,000             261,000
  Addition to other assets                                                      (632,000)           (259,000)           (265,000)
  Additions to property, equipment and leaseholds                             (1,574,000)         (1,933,000)         (2,538,000)

                                                                            ------------        ------------        ------------
          Net cash used in investing activities                               (2,021,000)         (1,215,000)         (2,542,000)
                                                                            ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of dividend on common stock                                           (100,000)
  Proceeds from long-term debt                                                10,752,000           2,876,000           3,461,000
  Reduction of long-term debt                                                 (2,443,000)         (5,902,000)         (1,952,000)
  Payment of dividend on preferred stock                                                             (75,000)           (454,000)
  Issuance of common stock                                                       379,000           3,097,000
  Repurchase and retire preferred and common stock and warrants               (1,475,000)         (1,917,000)            (50,000)
  Redemption by subsidiary of common stock
     owned by minority shareholder                                              (450,000)
                                                                            ------------        ------------        ------------
          Net cash provided by (used in) financing activities                  6,663,000          (1,921,000)          1,005,000
                                                                            ------------        ------------        ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                              (939,000)          1,231,000             129,000

CASH AND CASH EQUIVALENTS, beginning of year                                   1,770,000             539,000             410,000
                                                                            ------------        ------------        ------------

CASH AND CASH EQUIVALENTS,  end of year                                     $    831,000        $  1,770,000        $    539,000
                                                                            ============        ============        ============

CASH PAID DURING THE YEAR:
  Interest                                                                  $  1,478,000        $  1,080,000        $  1,084,000
  Income taxes                                                              $  3,607,000        $  2,477,000        $    645,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Direct financing for purchase of equipment and property                  $    435,000        $  2,518,000        $  1,425,000
   Cancellation of a note receivable and other assets as
     consideration for the purchase of leasehold property                                       $    540,000
   Issuance of 225,000 common shares in exchange for
     the remaining minority interest of Mercury Air Cargo, Inc.             $  1,406,000

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                            SERIES A
                                                         PREFERRED STOCK            COMMON STOCK
                                                       ----------------------------------------------    ADDITIONAL
                                                       NUMBER OF              NUMBER OF                    PAID-IN     RETAINED
                                                         SHARES     AMOUNT      SHARES       AMOUNT        CAPITAL     EARNINGS
                                                       -------------------------------------------------------------------------
BALANCE,  JUNE 30,1992                                   575,000   $  6,000   2,206,191   $    22,000   $ 7,049,000   $1,167,000
  Net income                                                                                                           1,950,000
  Series A Preferred Stock converted
    into Common Stock                                    (12,002)                48,008
  Cash Dividend on Series A Preferred Stock                                                                             (454,000)
  Repurchase and retire Preferred Stock                   (4,000)                                           (32,000)     (17,000)
                                                       -------------------------------------------------------------------------

BALANCE, JUNE 30, 1993                                   558,998      6,000   2,254,199        22,000     7,017,000    2,646,000
  Net income                                                                                                           2,995,000
  Cash Dividend on Series A Preferred Stock                                                                              (75,000)
  Repurchase and retire Preferred Stock                  (80,256)    (1,000)                               (640,000)    (475,000)
  Series A Preferred Stock converted into
    Common Stock                                        (478,742)    (5,000)  1,914,968        19,000       (14,000)
  Repurchase and retire Common Stock                                           (169,200)       (1,000)     (264,000)    (536,000)
  Common Stock issued on exercise of
    warrants and options                                                        905,812         9,000     3,088,000
                                                       -------------------------------------------------------------------------

BALANCE, JUNE 30, 1994                                         0          0   4,905,779        49,000     9,187,000    4,555,000
  Net income                                                                                                           4,307,000
  Cash Dividend on Common Stock                                                                                         (100,000)
  Repurchase and retire Common Stock                                           (236,300)       (2,000)     (450,000)  (1,022,000)
  Common Stock issued on exercise of
    warrants and options                                                        128,532         1,000       378,000
  Tax benefit from exercise of stock options                                                                217,000
  Common stock issued in exchange
    for the remaining minority interest of Mercury
    Air Cargo, Inc.                                                             225,000         2,000     1,404,000
  Issue 10% stock dividend                                                      501,246         5,000     4,256,000   (4,261,000)
                                                       -------------------------------------------------------------------------

BALANCE, JUNE 30, 1995                                         0   $      0   5,524,257   $    55,000   $14,992,000   $3,479,000
                                                       =========================================================================

                                                            COMMON STOCK
                                                            IN TREASURY
                                                       --------------------
                                                       NUMBER OF
                                                         SHARES     AMOUNT
                                                       --------------------
BALANCE,  JUNE 30,1992                                   32,000  ($ 155,000)
  Net income
  Series A Preferred Stock converted
    into Common Stock
  Cash Dividend on Series A Preferred Stock
  Repurchase and retire Preferred Stock
                                                       --------------------

BALANCE, JUNE 30, 1993                                   32,000    (155,000)
  Net income
  Cash Dividend on Series A Preferred Stock
  Repurchase and retire Preferred Stock
  Series A Preferred Stock converted into
    Common Stock
  Repurchase and retire Common Stock
  Common Stock issued on exercise of
    warrants and options
                                                       --------------------

BALANCE, JUNE 30, 1994                                   32,000    (155,000)
  Net income
  Cash Dividend on Common Stock
  Repurchase and retire Common Stock
  Common Stock issued on exercise of
    warrants and options
  Tax benefit from exercise of stock options
  Common stock issued in exchange
    for the remaining minority interest of Mercury
    Air Cargo, Inc.
  Issue 10% stock dividend                                3,200
                                                       --------------------

BALANCE, JUNE 30, 1995                                   35,200  ($ 155,000)
                                                       ====================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        THREE YEARS ENDED JUNE 30, 1995

Note 1 - Summary of Significant Accounting Policies:

     Business

     Mercury Air Group, Inc. and subsidiaries (the "Company") are principally engaged in the conduct of cargo handling, cargo general sales agency and air cargo space brokerage, and the sale and delivery of aviation fuels to commercial, air courier and commuter airlines, and to general aviation aircraft. The Company also provides ground support services to U.S. military aircraft.

     Principles of Consolidation

     The consolidated financial statements include the accounts of Mercury Air Group, Inc.,and its subsidiaries. All material intercompany transactions and balances have been eliminated.

     Cash and Cash Equivalents

     Cash equivalents consist of short-term, highly liquid investments that are readily convertible into cash and were purchased with maturities of three months or less.

     Inventories

     Inventory amounts are stated at the lower of aggregate cost (first-in, first-out method) or market.

     Property, Equipment and Leaseholds

     Property, equipment and leaseholds are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset (3-25 years) and over the lease life or useful life for leasehold improvements, whichever is less.

     Cost in Excess of Net Assets Acquired

     Cost in excess of net assets acquired arose in the acquisitions of Maytag Aircraft Corporation, a wholly-owned subsidiary, in 1984 and the minority interest in Mercury Air Cargo, Inc. in November 1994. Such costs are being amortized on the straight-line method over 40 years. The Company assesses recoverability on a periodic basis. Factors included in evaluating recoverability include historical earnings and projected future earnings of the operations.

     Revenue Recognition

     Revenues are recognized upon delivery of product or completion of the service. The Company's contracts with the U.S. Government are subject to profit renegotiation. The Company has not been required to adjust profits arising out of U.S. Government contracts to date.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        THREE YEARS ENDED JUNE 30, 1995

     Income Taxes

     Deferred tax assets and liabilities are recognized based on differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates.

     Income Per Share

     Per share data is based on the weighted average number of shares outstanding, after giving effect to the cumulative dividend on cumulative preferred stock, and common stock equivalents, excluding those common stock equivalents that would increase the income per share.

     Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of cash, accounts receivable and payable, and debt instruments. The book values of all financial instruments, other than debt instruments, are representative of their fair values due to their short-term maturity. The book values of the Company's debt instruments are considered to approximate their fair values because the interest rates of these instruments are based on current rates offered to the Company.

Note 2 - Gain-Legal Judgement:

     The Company recorded a pretax gain of $1,060,000 in fiscal 1993 related to a recovery obtained from a legal judgement which arose following the bankruptcy of a former significant customer.

Note 3 - Inventories:

                                                            June 30
                                                            -------
Inventories consist of the following:                1995           1994
                                                  ----------      --------
Aviation fuel                                     $3,166,000      $757,000
Supplies and parts                                   117,000       194,000
                                                  ----------      --------
                                                  $3,283,000      $951,000
                                                  ==========      ========

Note 4 - Related Party Transactions:

     Twenty percent of Mercury Air Cargo, Inc. ("MAC"), a subsidiary of the Company, was owned by a company which is wholly-owned by an executive officer of Mercury Air Group, Inc. The minority interest share in the net income of MAC resulting from this ownership amounted to $95,000 (1995), $246,000 (1994) and $128,000 (1993). In November 1994, the Company acquired the remaining minority interest from the executive officer. The transaction included a redemption of 5% in exchange for $450,000 in cash and acquisition of the remaining 15% through the issuance of 247,500 common shares (after adjustment for the 10% stock dividend) valued at $1,406,000 ($5.68 per share) for a total consideration of $1,856,000. The acquisition of the minority interest has been accounted for as a purchase and, accordingly, the excess of the cost over the book value ($1,019,000) of the shares acquired is included in other assets in the accompanying consolidated balance sheet at June 30, 1995 (See note 6).

                    MERCURY AIR GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        THREE YEARS ENDED JUNE 30, 1995

Note 5 - Property, Equipment and Leaseholds:

     Property, equipment and leaseholds consist of the following:

                                                                   June 30
                                                                   -------
                                                           1995               1994
                                                       -----------        -----------
     Land, buildings and leasehold improvements        $16,187,000       $ 15,230,000
     Equipment, furniture and fixtures                  16,391,000         15,509,000
     Construction in progress                               32,000            108,000
                                                       -----------       ------------
                                                        32,610,000         30,847,000
     Less accumulated depreciation and amortization    (20,391,000)       (18,277,000)
                                                       -----------       ------------
                                                       $12,219,000       $ 12,570,000
                                                       ===========       ============

Note 6 - Other Assets:

     Other assets consist of the following:

                                                          June 30
                                                          -------
                                                   1995            1994
                                                ----------      ----------
     Cost in excess of net assets acquired      $1,466,000      $  665,000
     Deferred lease cost                            26,000          38,000
     Other assets                                  698,000         404,000
     Loans to officers                             410,000         212,000
                                                ----------      ----------
                                                $2,600,000      $1,319,000
                                                ==========      ==========

     Cost in excess of net assets acquired includes $823,000 which arose from the Company's acquisition of the outstanding minority interest in MAC in November 1994. (See note 4)

     In 1991, four executive officers of the Company each agreed to purchase 110,000 (after adjustment for the 10% stock dividend) shares of the Company's stock from a company owned by the Chairman and Chief Executive Officer at $2.73 per share pursuant to a Stock Purchase Agreement ("Agreement"). The officers each paid $30,000 in cash, or $120,000, with the remaining aggregate purchase price of $1,080,000 to be paid over a five year period ending in 1996. As part of the Agreement to purchase the stock, the Company agreed to loan the executives the $1,080,000 in quarterly installments. Beginning in 1994, one fifth of the amount ultimately to be loaned will be forgiven each year over a five year period ending in 1998 provided each of the officers remains in the employ of the Company.

     In 1994, a fifth executive officer of the Company purchased 110,000 shares (after adjustment for the 10% stock dividend) of the Company's stock from a company owned by the Chairman and Chief Executive Officer at $2.73 per share pursuant to a Stock Purchase Agreement similar to the agreements above. The officer paid $30,000 in cash with the remaining purchase price of $270,000 to be paid over a five year period ending in 1998.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        THREE YEARS ENDED JUNE 30, 1995

     The Company agreed to loan the executive the $270,000 in quarterly installments. Beginning in 1996, one fifth of the amount to be loaned, or $54,000, will be forgiven each year over a five year period ending in 2000 provided the officer remains in the employ of the Company.

     For accounting purposes, the amounts subject to forgiveness of $1,080,000 and $270,000 are being treated as additional compensation over the seven year period from the date of the Agreements through 1998 and 2000, respectively. The loans to officers are increased by actual amounts advanced by the Company and are decreased annually, by one-seventh of the amount to be forgiven, or approximately $154,000 through fiscal 1994 and $140,000 in 1995. In July 1995, one of the executive officers resigned resulting in the elimination of any future forgiveness with respect to that officers loan. In August 1995, the Company repurchased this officers stock for $453,000, less the balance outstanding on the loan.

Note 7 - Accrued Expenses and Other Current Liabilities:

     Accrued expenses and other current liabilities consist of the following:

                                      June 30
                                      -------
                                1995            1994
                             ----------      ----------
    Salaries and wages       $1,918,000      $1,393,000
    Other                     1,090,000         685,000
                             ----------      ----------
                             $3,008,000      $2,078,000
                             ==========      ==========

Note 8 - Income Taxes:

     The provision for taxes on income from continuing operations consists of the following:

                                                   Year ended June 30
                                                   ------------------
                                         1995             1994             1993
                                      -----------      -----------     -----------
     Federal, current                 $2,565,000       $2,262,000       $  944,000
     State, current                      650,000          563,000          240,000
                                      ----------       ----------       ----------
                                       3,215,000        2,825,000        1,184,000
     Deferred, primarily federal        (210,000)        (651,000)         229,000
                                      ----------       ----------       ----------
     Net provision                    $3,005,000       $2,174,000       $1,413,000
                                      ==========       ==========       ==========

     Deferred taxes arise from the recognition of certain items of revenue and expense for tax purposes in years different from those in which they are recognized in the financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        THREE YEARS ENDED JUNE 30, 1995

Major components of deferred tax assets and liabilities were as follows:

                                                           June 30
                                                           -------
                                                  1995                   1994
                                                  ----                   ----
Depreciation/Amortization                       $150,000               $337,000
Deferred and Prepaid Expenses                    275,000                258,000
State Income Taxes                              (209,000)              (191,000)
Allowance for doubtful accounts                 (244,000)              (186,000)
Miscellaneous                                     36,000
                                                --------               --------
                                                $  8,000               $218,000
                                                ========               ========

The components of the deferred tax provision prior to the adoption of SFAS 109 consisted of:


                                           Year ended June 30
                                           ------------------
                                                  1993
                                                --------
Excess of book over tax depreciation           $ (57,000)
Allowance for bad debts                           96,000
Deferred expenses                                (79,000)
Amortization of officers loans                   (62,000)
Gain - legal judgement                           445,000
State income taxes and miscellaneous            (114,000)
                                                --------
                                               $ 229,000
                                               =========

The reconciliation of the federal statutory rate to the Company's effective tax rate on income is summarized as follows:

                                   Year ended June 30
                                   ------------------
                                  1995    1994     1993
                                  ----    ----     ----
Computed "expected" tax rate      34%      34%      34%
State income taxes, net of
 federal income tax benefit        6        6        6
Other                              1        2        2
                                  --       --       --
Effective rate                    41%      42%      42%
                                  ==       ==       ==

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        THREE YEARS ENDED JUNE 30, 1995

Note 9 - Long-term Debt:

     Long-term debt consists of the following:

                                                                      June 30
                                                                      -------
                                                               1995            1994
                                                           -----------      -----------
     Notes payable to banks                                $14,870,000      $ 6,251,000

     Installment notes, payable to financial
      institutions in monthly installments
      aggregating approximately $70,000 at
      June 30, 1995 including interest from
      7.23% to 11.85%, collateralized by
      certain assets of the Company and
      maturing from 1995 through 1999.                       2,075,000        2,288,000

     Mortgage payable to financial institution
      in monthly principal installments of
      $9,750 plus interest at 7.5% per annum,
      collateralized by land and building,
      maturing in April 2004.                                1,034,000        1,151,000

     Mortgage payable to financial institution in
      monthly installments of $4,447 including
      interest at 9% per annum, collateralized by
      land and building, maturing in May 2010.                 434,000           --

     Note payable to seller of assets and
      leasehold at Bakersfield, California
      due in December 2004, interest at prime
      (9.00% at June 30, 1995), collateralized
      by property acquired, which is principally
      a leasehold.                                           1,017,000        1,093,000

     Note payable to seller of assets and
      leasehold at Bakersfield, California
      due in November 1997, interest at 10%.                   126,000          169,000

     Other                                                     155,000           15,000
                                                           -----------      -----------
                                                            19,711,000       10,967,000
     Less current portion                                    2,607,000        2,317,000
                                                           -----------      -----------

                                                           $17,104,000      $ 8,650,000
                                                           ===========      ===========

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         THREE YEARS ENDED JUNE 30, 1995

     Notes payable to banks at June 30, 1995 consists of a term loan in the amount of $4,752,000, which is payable in monthly payments of approximately $125,000 plus interest at prime plus 3/4% or LIBOR + 2 1/4% and is scheduled to mature in August 1998. At June 30, 1995 the Company also has a revolving credit line that matures in October 1997, bears interest at prime plus 1/2% or LIBOR + 2% and permits borrowing of up to $16,000,000 subject to available eligible collateral. At June 30, 1995, there was approximately $10,118,000 in outstanding borrowings. The term loan and line of credit are collateralized by substantially all of the Company's assets.

     Certain debt agreements contain provisions that require: the maintenance of certain financial ratios, minimum tangible net worth (as defined) and minimum working capital levels and limit payments of dividends on common stock to $250,000 annually, annual capital expenditures and payments under operating leases.

     Long-term debt payable subsequent to June 30, 1995 is as follows:

                          1996      $ 2,607,000
                          1997        2,489,000
                          1998       12,277,000
                          1999          709,000
                          2000          249,000
                    Thereafter        1,380,000
                                      ---------
                                    $19,711,000
                                    ===========

Note 10 - Series A Preferred Stock:

     During fiscal 1994, 478,742 shares of Series A Preferred Stock were converted into 1,914,968 shares of Common Stock. Also in fiscal 1994, the Company repurchased and/or redeemed 80,256 shares of Series A Preferred Stock at a cost of $1,115,000. In addition, 660,320 Series A and Series B Warrants were exercised resulting in proceeds of $2,400,000 and the remaining 18,680 Series A and Series B Warrants were redeemed at a cost of $.10 per Warrant. As a result of these transactions, there are no remaining outstanding shares of Series A Preferred Stock or Series A and Series B Warrants as of June 30,1994.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        THREE YEARS ENDED JUNE 30, 1995

Note 11 - Common Stock:

     The Company has 9,000,000 authorized shares of common stock having a par value of $0.01 per share.

     The Company has reserved 639,300 shares of common stock of which 242,800 shares relate to the 1990 Long-Term Incentive Plan; 286,500 shares relate to the 1990 Directors' Stock Option Plan and 110,000 shares relate to a special option grant made outside the Company's option plans.

     A summary of stock option activity is as follows:

                                                                                                  Director's
                                                                 Long-Term                       Stock Option
                                            Option Prices     Incentive Plan  Option Prices          Plan
                                            ==================================================================
     Outstanding July 1, 1992                 2.25 - 3.38       135,000       1.875 - 3.00        60,000

     Granted                                        2.125       135,000              2.125        30,000

     Cancelled                                2.25 - 3.38       (95,000)
                                                                -------                          -------


     Outstanding June 30, 1993               2.125 - 3.38       175,000       1.875 - 3.00        90,000

     Granted                                        3.688        25,000              3.688        40,000

     Exercised                               2.125 - 2.25       (32,500)      1.875 - 2.25       (13,000)
                                                                -------                          -------

     Outstanding June 30, 1994               2.13 - 3.688       167,500       1.875 - 3.69       117,000

     Granted                                                                          7.00        40,000

     Exercised                               2.125 - 2.25       (54,700)      2.125 - 3.00       (30,500)
                                                                -------                          -------

                                            2.125 - 3.688       112,800       1.875 - 7.00       126,500

     10% Stock Dividend                                          11,280                           12,650

     Outstanding June 30, 1995                1.93 - 3.35       124,080        1.70 - 6.36       139,150
                                                                =======                          =======

     At June 30, 1995, options to purchase 95,150 shares at prices ranging from $1.70 to $3.35 are exercisable under the Director's Stock Option Plan. All of the options outstanding under the Long-Term Incentive Plan are exercisable.

     On January 21, 1993, a special option grant for 110,000 shares at $2.12 was made and is exercisable at June 30, 1995. On August 9, 1993 a special option grant for 11,000 shares at $2.84 was made and such option was exercised in March, 1995.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        THREE YEARS ENDED JUNE 30, 1995

     The Company has also reserved 18,335 shares of common stock for issuance upon exercise of outstanding underwriter warrants which have an exercise price of $3.44 per share and an expiration date of June 1996. During fiscal 1995, 33,332 warrants were exercised.

     All amounts have been restated to include the 10% stock dividend paid on June 16, 1995.

Note 12 - Commitments and Contingencies:

     Leases

     The Company is obligated under noncancellable operating leases. Certain leases include renewal clauses and require payment of real estate taxes, insurance and other operating costs. Total rental expense on all such leases for the fiscal years 1995, 1994 and 1993 was approximately $2,502,000, $2,265,000 and $2,596,000, respectively, net of sublease income of approximately $230,000 annually. The minimum annual rentals on all noncancellable operating leases having a term of more than one year at June 30, 1995 are as follows:


                                      1996      $1,836,000
                                      1997       1,836,000
                                      1998       1,815,000
                                      1999       1,686,000
                                      2000         707,000
                                Thereafter       1,198,000
                                                 ---------
           Total minimum payments required      $9,078,000
                                                ==========

Litigation

The Company is also a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a significant effect on the financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         THREE YEARS ENDED JUNE 30, 1995

Note 13 - Major Customers and Foreign Customers:

     Revenues from the United States government amounted to approximately 9%, 16% and 15% for fiscal 1995, 1994 and 1993, respectively.

     The Company does business with a number of foreign airlines, principally in the sale of aviation fuels. For the most part, such sales are made within the United States and utilize the same assets and generally the same personnel as are utilized in the Company's domestic business. Revenues related to these foreign airlines amounted to approximately 39%, 45% and 40% of consolidated revenues for the years ended June 30, 1995, 1994 and 1993, respectively.

Note 14 - Earnings Per Share:

     Primary earnings per Common Share is computed by dividing net income available to common stockholders, which gives effect to the cash portion of the cumulative dividend on preferred stock, by the weighted average number of common stock and common stock equivalents outstanding during the period. Options granted to purchase 373,230 shares of common stock under the Company's Long-Term Incentive Plan and Directors' Stock Option Plan at exercise prices ranging from $1.70 to $6.36 were included as common stock equivalents in fiscal 1995 for purposes of computing primary earnings per share.

                                                   Fully Diluted     Primary
                                                   -------------    ---------
    Weighted average number of common shares
     outstanding during the period                  5,420,158      5,420,158

    Common stock equivalents resulting from the
     assumed excercise of stock options               250,016        235,577
                                                      -------        -------
    Weighted average number of common and
     common equivalent shares outstanding
     during the period                              5,670,174      5,655,735
                                                    =========      =========

     Weighted average outstanding shares and earnings per share have been retroactively restated to include the 10% stock dividend paid on June 16, 1995 which amounted to the issuance of 501,246 shares.

                            MERCURY AIR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STAEMENTS

                         THREE YEARS ENDED JUNE 30,1995


NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                   GROSS PROFIT                          EARNINGS    PER SHARE
                                  SALES AND         (OPERATING                                         FULLY
                                  REVENUES            INCOME)          NET INCOME         PRIMARY     DILUTED
                                ------------       ------------       ------------       --------    ---------
FISCAL YEAR JUNE 30, 1995
-------------------------
    FIRST QUARTER               $ 35,554,000       $  3,851,000       $  1,002,000       $   0.18    $   0.18

    SECOND QUARTER                49,165,000          4,444,000          1,200,000           0.21        0.21

    THIRD QUARTER                 50,002,000          4,038,000          1,003,000           0.18        0.18

    FOURTH QUARTER                48,279,000          4,240,000          1,102,000           0.19        0.19
                                ------------       ------------       ------------       --------    --------
FISCAL YEAR JUNE 30, 1995       $183,000,000       $ 16,573,000       $  4,307,000       $   0.76    $   0.76
                                ============       ============       ============       ========    ========

FISCAL YEAR JUNE 30, 1994
-------------------------
    FIRST QUARTER               $ 24,982,000       $  2,715,000       $    597,000       $   0.19    $   0.12

    SECOND QUARTER                26,668,000          3,165,000            817,000           0.31        0.17

    THIRD QUARTER                 26,613,000          3,349,000            819,000           0.14        0.15

    FOURTH QUARTER                24,806,000          3,436,000            762,000           0.11        0.15
                                ------------       ------------       ------------       --------    --------
FISCAL YEAR JUNE 30, 1994       $103,069,000       $ 12,665,000       $  2,995,000       $   0.75    $   0.59
                                ============       ============       ============       ========    ========

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                        THREE YEARS ENDED JUNE 30, 1995

                                                                     ADDITIONS
                                                           ------------------------------
                                                              (1)              (2)
                                           BALANCE AT      CHARGED TO       CHARGED TO                              BALANCE
                                           BEGINNING        COSTS AND     OTHER ACCOUNTS-                            AT END
CLASSIFICATION                             OF PERIOD        EXPENSES         DESCRIBE        DEDUCTIONS            OF PERIOD
--------------                             ----------      ----------     ---------------    ----------            ---------
     1995
     ----
Allowance for doubtful accounts             $508,000        $905,000 (d)                     ($803,000) (a)        $610,000
                                            ========        ========       ============      =========             ========

     1994
     ----
Allowance for doubtful accounts             $ 83,000        $624,000 (c)                     ($199,000) (a)        $508,000
                                            ========        ========       ============      =========             ========

     1993
     ----
Allowance for doubtful accounts             $294,000        $671,000 (b)                     ($882,000) (a)        $ 83,000
                                            ========        ========       ============      =========             ========

(a)  Accounts receivable write-off

(b) Included in the $671,000 is $414,000 charged to selling, general and adminstrative expenses and $257,000 recorded as a reduction to revenues.

(c) Included in the $624,000 is $324,000 charged to selling, general and administrative expenses and $300,000 recorded as a reduction to revenues.

(d)  Amount charged to selling, general and administrative expense.