Form 10-K/A
period 1995-06-30
MERCURY AIR GROUP INC
filed 1995-10-27
CIK 52532

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

(Mark One)

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Fiscal Year ended June 30, 1995

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from        to

Commission file number:  1-7134


                            MERCURY AIR GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)



           New York                                     11-1800515
-------------------------------          ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)



             5456 McConnell Avenue, Los Angeles, California  90066
              (Address of Principal Executive Offices)  (Zip Code)


Registrant's Telephone Number, Including Area Code:  (310) 827-2737

Securities Registered Pursuant to Section 12(b) of the Act:


                                                       Name of Each Exchange on
Title of Each Class                                         Which Registered
-------------------                                    -------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     As of October 25, 1995, 5,371,087 shares of the Registrant's Common
Stock were outstanding. Of these shares, 1,595,790 shares were held by persons who may be deemed to be affiliates. The 3,775,297 shares held by non-affiliates as of October 26, 1995 had an aggregate market value (based on the closing price of these shares on the American Stock Exchange of $9.875 a share) of $37,281,057.88.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

Item 10.  Directors and Executive Officers of the Registrant.

     Set forth in the table below is certain information with respect to the executive officers and directors of the registrant "Mercury" and certain of its subsidiaries.

Name                              Age         Positions
----                              ---         ---------
Seymour Kahn                       68         Chairman of the Board and Chief Executive Officer of Mercury

Joseph A. Czyzyk                   48         President, Chief Operating Officer and Director of Mercury and
                                                President of Mercury Air Cargo

Randolph E. Ajer                   42         Executive Vice President, Chief Financial Officer, Secretary and
                                                Treasurer of Mercury

William L. Silva                   45         Executive Vice President of Mercury and Executive Vice President of
                                                Maytag Aircraft Corporation ("Maytag")

Kevin J. Walsh                     45         Executive Vice President and Senior Vice President of Maytag

Philip J. Fagan, Jr., M.D.(1)      51         Director

Frederick H. Kopko, Jr.(1)         40         Director

William G. Langton                 49         Director

Robert L. List(1)                  58         Director

(1)  Member of Audit and Compensation Committees

     Except for Messrs. Kahn and Czyzyk, the executive officers of Mercury, who are appointed by the Board of Directors, hold office for one-year terms or until their respective successors have been duly elected and have qualified.
See "Item 11 -- Executive Compensation -- Employment Agreements." The executive officers of Mercury's subsidiaries, who are appointed by such subsidiaries' Boards of Directors, hold office for one-year terms or until their respective successors have been duly elected and have qualified.

     Seymour Kahn served as President of Mercury from 1969 until 1989 and has served as Chief Executive Officer and Director of Mercury since 1969.

     Joseph A. Czyzyk is President, Chief Operating Officer and Director of Mercury and President of Mercury Air Cargo. Mr. Czyzyk also served as President of Mercury Service, a division of Mercury which sells aviation fuel and provides refueling services for commercial aircraft, until January 1992. Mr. Czyzyk was appointed an Executive Vice President of Mercury in November 1990 and was appointed to his current positions in November 1994. Pursuant to his employment agreement, the Board of Directors will continue to nominate Mr. Czyzyk as a candidate for election to the Board of Directors while Mr. Czyzyk remains employed by Mercury. See "Item 11 -- Executive Compensation -- Employment Agreements".

     Randolph E. Ajer has been Chief Financial Officer of Mercury since 1987 and Secretary and Treasurer since 1985. Mr. Ajer served as a director of Mercury from September 1989 until December 1990. He was appointed an Executive Vice President of Mercury in November 1990.

     William L. Silva has been employed with Maytag since October 1982. Following Mercury's purchase of Maytag in July 1984, Mr. Silva served as a Vice President of Maytag until June 1992 when he was appointed Executive Vice President of Maytag. Maytag conducts Mercury's military refueling business. Mr. Silva became an Executive Vice President of Mercury in August 1993.

     Kevin J. Walsh served as Vice President of Maytag from 1987 to June 1992 when he was appointed Senior Vice President of Maytag. Since January 1992, Mr. Walsh has been managing the Mercury Service division. Mr. Walsh was appointed an Executive Vice President of Mercury in November 1990. Mr. Walsh has been employed by Mercury in various capacities since 1972.

     Philip J. Fagan, Jr., M.D. has been a director of Mercury since September 1989. Dr. Fagan has been the Chief Executive Officer and President of the Emergency Department Physicians Medical Group, Inc. in Culver City, California since 1978. Dr. Fagan has also been President of Fagan Emergency Room Medical Group, III since its inception in 1989.

     Frederick H. Kopko, Jr. has been a director of Mercury since October 1992. Mr. Kopko has been a partner in the law firm of McBreen, McBreen & Kopko since January 1990. Previously, Mr. Kopko served as managing partner of the law firm of D'Ancona & Pflaum, a firm which he was associated with from August 1983 through December 1989. Mr. Kopko presently serves on the board of directors of Butler International, Inc.

     William G. Langton has been a director of Mercury since August 1993. Mr. Langton has been President and Chief Operating Officer of Southern Air Transport, a provider of a wide range of aviation services to commercial airlines and the United States government, for over ten years.

     Robert L. List has been a director of Mercury since September 1989. Mr. List is presently an independent financial consultant. From December 1989 to August 1992, Mr. List was President and Treasurer of Yellowstone Environmental Services, Inc. of Phoenix, Arizona, an environmental/engineering consulting firm. Prior to that, Mr. List owned and operated Cimarron Research, an investment consulting firm, based in Durango, Colorado and Dallas, Texas since 1977. Mr. List serves on the board of directors of Pancho's Mexican Buffet, Inc.

Item 11.  Executive Compensation.

     The following table sets forth the cash compensation paid or accrued by Mercury for the Chairman of the Board and Chief Executive Officer and for each of the four other most highly compensated officers (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE


                                        Annual Compensation       Long-Term Compensation
                                        --------------------    --------------------------
                                                                   Awards       Payouts
                                                                -----------   ------------
                                                                                               All Other
         Name and                                               Securities     Long-Term        Compen-
         Principal           Fiscal                             Underlying    Compensation     sation(1)
         Position             Year      Salary($)   Bonus($)    Options(#)     Payouts($)         ($)
         --------            ------     ---------   --------    ----------    ------------     ---------
         Seymour Kahn         1995       300,000     408,000          -0-          -0-           14,362
          Chairman of the     1994       230,000     301,500          -0-          -0-            2,536
          Board               1993       230,000     196,433      100,000          -0-            2,436

         Joseph A. Czyzyk     1995       271,000     136,000          -0-          -0-           56,030
          President and       1994       271,000         -0-          -0-          -0-           54,388
          Chief Operating     1993       271,000         -0-       25,000          -0-              288
          Officer

         Randolph E. Ajer     1995       130,000     258,000          -0-          -0-           55,382
          Executive Vice      1994       126,500     198,500          -0-          -0-           54,388
          President           1993       126,500      71,092          -0-          -0-             288

         Kevin J. Walsh       1995       156,000      40,000          -0-          -0-           55,463
          Executive Vice      1994       144,375      75,000          -0-          -0-           54,188
          President           1993       137,500      10,000          -0-          -0-              188

         William L. Silva     1995       102,917      37,000          -0-          -0-              410
          Executive Vice      1994       100,000      50,000          -0-          -0-              200
          President           1993        80,000      33,738          -0-          -0-              100


(1) Amounts reflected include Mercury's contributions to a 401(k) Plan maintained for the benefit of all employees, premiums paid for life insurance policies to the extent such policies are for the benefit of an executive officer's designated beneficiary and loan forgiveness with respect to Mercury financed purchases of Common Stock. See "Item 13--Certain Relationships and Related Party Transactions."

EMPLOYMENT AGREEMENTS

     Mr. Kahn has an employment agreement with Mercury dated as of December 1, 1993 pursuant to which Mercury will employ him as Chairman of the Board and Chief Executive Officer for a three year period with automatic one year extensions at the end of each year unless either party terminates the agreement in writing prior to such renewal. Under the employment agreement, Mr. Kahn's annual compensation was $230,000 from December 1, 1993 to December 1, 1994, and Mr. Kahn will continue to be paid compensation at the rate of $350,000 per year from December 1, 1994 to December 1, 1995.

     If Mr. Kahn is disabled for more than six months while employed, his compensation will be reduced by 50%. If Mr. Kahn is disabled for more than twelve months, Mercury may terminate his employment with a severance payment equal to his salary for the lesser of one year or the remaining term of the employment agreement. If Mr. Kahn's employment is terminated without cause, Mercury will be obligated to pay him all amounts which would otherwise be paid to him over the remaining term of the employment agreement. Mr. Kahn may voluntarily terminate the employment agreement and receive all amounts which would otherwise be paid to him over the remaining term of the employment agreement if any of the following events occurs without Mr. Kahn's written consent, including: (i) any person gains sufficient control over the voting stock of Mercury so as to control Mercury or the election of a majority of the Board of Directors, (ii) Mercury is acquired by another entity, either through the purchase of Mercury's assets or stock or a combination thereof, or (iii) Mercury is merged or consolidated with another entity or reorganized, in a manner in which Mercury's present status, business or methods are changed. If Mr. Kahn dies during the term of the employment agreement, Mercury will pay to Mr. Kahn's estate the compensation which would otherwise be paid to Mr. Kahn through the end of the month in which he dies. In addition, Mercury will pay Mr. Kahn's wife, children or estate $2,025,000 within 60 days of his death. Mercury has obtained a life insurance policy on Mr. Kahn's life which designates Mr. Kahn's wife as beneficiary to fund this payment.

     Mr. Kahn has agreed not to compete with Mercury within a radius of 300 miles from Mercury's present place of business for five years after the termination of the employment agreement. Mercury must make the severance payments required by the employment agreement for this non-competition agreement to be effective.

     Mr. Czyzyk has an employment agreement with Mercury, dated as of November 15, 1994, pursuant to which Mercury will employ him as its President/Chief Operating Officer and as the president of Mercury Air Cargo for a term ending on November 15, 1997, subject to automatic one-year extensions each successive November 15, unless either party gives 30 days' notice of non-renewal. The agreement provides that Mr. Czyzyk's tenure as President/Chief Operating Officer shall serve as a period of training and evaluation for appointment as Chief Executive Officer of Mercury, when and as such position may be vacated by Mr. Kahn, subject to the sole discretion and judgment of the Board of Directors. The agreement further provides for the continued nomination of Mr. Czyzyk to the Board of Directors of Mercury, so long as Mr. Czyzyk continues to serve as President/Chief Operating Officer.

     Mr. Czyzyk will receive an annual salary of $270,000 plus a bonus at the end of each fiscal year based on the following: (i) for fiscal 1995, in the event Mercury's operating income on a consolidated basis minus sales and general administrative expense and depreciation (EBIT) for that year exceeds EBIT for fiscal 1994, then Mr. Czyzyk shall be paid a bonus of 25% of his base compensation, under part I of the Bonus Plan and 2 1/2% of the amount of which fiscal 1995 EBIT exceeds fiscal 1994 EBIT, under part II of the Bonus Plan;
(ii) for fiscal 1996, part I and part II of the Bonus Plan remain in effect except that the threshold EBIT is based on the average of EBIT for fiscal 1994 and 1995; and (iii) for fiscal years subsequent to fiscal 1996, part I and part II of the Bonus Plan remain in effect except that the threshold EBIT is based on a trailing average of EBIT for the prior three (3) fiscal years.

     In the event Mr. Czyzyk's employment is terminated for cause, Mr. Czyzyk will not be entitled to receive or be paid a bonus. In the event Mr. Czyzyk's employment is terminated without cause, Mercury will be obligated to pay Mr. Czyzyk the lesser of one year's base compensation or the base compensation that would otherwise be paid to him over the remaining term of the agreement, and a bonus for the fiscal year of termination in an amount which would otherwise be paid to him prorated over the days Mr. Czyzyk was employed by Mercury during the fiscal year of termination. "Cause" is defined in the employment agreement as misappropriation of corporate funds, negligence, Mr. Czyzyk's voluntary abandonment of his job (other than following a Change in Control) or a breach of the employment agreement. In the event of Mr. Czyzyk's death, Mr. Czyzyk's estate or beneficiary will be entitled to receive the death benefits of a $1,000,000 insurance policy, but all other obligations under his employment agreement will terminate and Mercury's only obligation will be to pay Mr. Czyzyk or his estate all accrued salary through the end of the month of his death. In the event of Mr. Czyzyk's disability (as determined by the Chief Executive Officer of Mercury), Mr. Czyzyk's base salary will be reduced by 50% during the period of disability. If Mr. Czyzyk is disabled for a period of more than 12 months (as determined by the Chief Executive Officer of Mercury), Mercury will be obligated to pay Mr. Czyzyk the same amount that would have been paid to Mr. Czyzyk if his employment was terminated without cause, except that all amounts paid to Mr. Czyzyk under any long-term disability insurance policy maintained by Mercury will be credited as if paid by Mercury to Mr. Czyzyk and after giving effect to any federal or state income tax savings resulting from the payment under a disability policy (as opposed to taxable salary). The employment agreement further provides that Mr. Czyzyk may terminate his employment following a "Change in Control", in which event Mr. Czyzyk will be entitled to be paid the lesser of one year's base compensation or the entire balance of his base compensation remaining to be paid to Mr. Czyzyk over the remaining term of the agreement.

     Mr. Czyzyk also received a signing bonus in the amount of $100,000 upon the execution of the employment agreement. The agreement provides for a five-year post-employment, non-competition covenant.

COMPENSATION OF DIRECTORS

     Commencing July 1994, Mercury determined to pay each director $1,000 per meeting with an annual minimum of $7,500 in fees paid in advance on the annual meeting date. Directors are also reimbursed for their travel, meals, lodging and out-of-pocket expenses incurred in connection with attending Board meetings.

     Under the 1990 Directors Stock Option Plan (the "1990 Directors Plan"), each individual who was a non-employee director on March 9, 1990, received an option to purchase 11,000 shares of Common Stock. As of the date of each annual meeting of shareholders ("Annual Meeting Date") occurring after March 9, 1990, each individual who was a non-employee director at any time since the end of the next preceding Annual Meeting Date was, and will continue to be awarded options to purchase 11,000 shares of Common Stock.

     The purchase price of a share of Common Stock under an option is equal to the greater of 100% of the fair market value of a share of Common Stock as of the date the option is granted or the par value of a share of such Common Stock on such date. The options vest one year after the date of grant except following a "change in control", as defined, in which event the options vest immediately. Each option expires ten years after the date of grant.

     Under the 1990 Directors Plan, each of the current directors who are not employees of Mercury were granted non-qualified stock options at exercise prices equal to the fair market value of the Common Stock on the date of grants, as follows: Philip Fagan, Jr., M.D., options to purchase 66,000 shares, all currently outstanding, exercisable at prices between $1.70 and $6.36 per share; Frederick H. Kopko, Jr., options to purchase 33,000 shares, all currently outstanding, exercisable at prices between $1.93 and $6.36 per share; Robert L. List, options to purchase 62,250 shares, 45,250 exercised, 17,000 currently outstanding, exercisable at $3.35 to $6.36 per share; and William Langton, options to purchase 22,000 shares, all currently outstanding, exercisable at $3.35 to $6.36 per share. Mr. Langton was also granted a non-qualified stock option outside the 1990 Directors Plan on August 9, 1993, exercisable to purchase 10,000 shares at $3.125, the fair market value on the date of grant. This option was exercised in March, 1995.

STOCK OPTIONS

     The following table sets forth information regarding option exercises during fiscal 1995, as well as the number and total of in-the-money options at June 30, 1995, for each of the Named Executive Officers. No Named Executive Officers were granted options during fiscal 1995.

            AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION VALUES (1)




                                                                                                   Value of
                                                                       Number of                  Unexercised
                                                                  Unexercised Options        In-The-Money Options
                                                                       at Fiscal                  at Fiscal
                                                                      Year-End (#)              Year-End ($)(4)
                                                                  -------------------        --------------------
                              Shares
                           Acquired on            Value               Exercisable/               Exercisable/
     Name                  Exercise(#)      Realized($)(2)(3)        Unexercisable               Unexercisable
     ----                  -----------      -----------------        -------------               -------------
Seymour Kahn                    -0-                -0-                 110,000/-0-                 688,050/-0-
Joseph A. Czyzyk               4,200             31,500                 22,800/-0-                 146,946/-0-
Randolph E. Ajer               5,000             30,875                 22,000/-0-                 139,150/-0-
Kevin J. Walsh                 5,000             32,500                 22,000/-0-                 139,150/-0-
William L. Silva                -0-                -0-                  27,500/-0-                 153,807/-0-


(1)  As adjusted for 10% stock dividend, effective June 16, 1995.

(2) In accordance with the rules of the Securities and Exchange Commission, the amounts set forth in the "Value Realized" column of this table are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock on the exercise date. The amounts reported thus reflect the increase in the price of Mercury's common stock from the option grant date to the option exercise date, but do not necessarily reflect actual proceeds received upon option exercises.

(3) For purposes of this table, fair market value is deemed to be the average of the high and low Common Stock price reported by the American Stock Exchange Composite Transactions on the date indicated.

(4)  Based upon a fair market value of $8.375 per share at June 30, 1995.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mercury's Compensation Committee consists of Messrs. List and Kopko and Dr. Fagan. During fiscal 1995, Mercury paid $8,646.21 to the law firm of McBreen, McBreen & Kopko, of which Mr. Kopko is a partner, for legal services.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of Mercury's Common Stock as of October 26, 1995 by (i) each person (or group of affiliated persons) known to Mercury to be the beneficial owner of more than five percent of Mercury's Common Stock, (ii) each director of Mercury, (iii) each Named Executive Officer and (iv) all executive officers and directors of Mercury as a group. As of October 26, 1995, there were 5,371,087 shares of Common

Stock outstanding. Unless otherwise indicated below, to the knowledge of Mercury, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent such power is shared by spouses under applicable law.


Name and Address (1)                             Shares of Common                           Percent
--------------------                             ----------------                           -------
Seymour Kahn                                        1,398,140 (2)                             25.5%

Joseph A. Czyzyk                                      396,450 (3)                              7.3%

Randolph E. Ajer                                      143,000 (4)                              2.7%

Kevin J. Walsh                                        132,000 (5)                              2.4%

William L. Silva                                      137,500 (6)                              2.5%

Robert L. List                                         17,000 (7)                                 *
 810 Duval Street
 Key West, FL 33040

Philip J. Fagan, Jr., M.D.                             99,000 (8)                              1.8%
 624A South San Fernando Blvd.
 Burbank, CA 91502

Frederick H. Kopko, Jr.                                33,000 (9)                                 *
 20 North Wacker Drive, Suite 2520
 Chicago, IL 60606

William G. Langton                                     22,000(10)                                 *
 2255 Kimberly Parkway, East
 Columbus, OH 43232

All directors and executive                         1,938,090(11)                             33.9%
officers as a group (9 persons)

 *   Less than one percent.

(1) Unless otherwise indicated in the table, the address for each of the individuals named in the table is 5456 McConnell Avenue, Suite 100, Los Angeles, California 90066.

(2) Includes 829,660 shares held of record by SK Acquisition, Inc., a Delaware corporation wholly-owned by Mr. Kahn ("SKAI"). Also includes 440,000 shares owned by four executive officers of Mercury which SKAI holds a proxy to vote and which are subject to a security interest held by SKAI. See "Item 13--Certain Relationships and Related Party Transactions." Includes 110,000 shares issuable upon the exercise of options exercisable within 60 days from October 26, 1995. Also includes 8,800 shares held of record by Mr. Kahn's wife, as to which Mr. Kahn disclaims beneficial ownership.

(3) Includes 22,800 shares issuable upon exercise of options exercisable within 60 days from October 26, 1995. Includes 110,000 shares beneficially owned by Mr. Czyzyk for which Mr. Czyzyk has granted a proxy to SKAI and which are subject to pledges. See "Item 13--Certain Relationships and Related Party Transactions." Includes 3,850 shares held by Mr. Czyzyk, as custodian for his children, and 1,100 shares held by Mr. Czyzyk's spouse's IRA account with respect to which Mr. Czyzyk disclaims beneficial ownership.

(4) Includes 22,000 shares issuable upon exercise of options exercisable within 60 days from October 26, 1995. Includes 110,000 shares beneficially owned by Mr. Ajer for which Mr. Ajer has granted a proxy to SKAI and which are subject to pledges. See "Item 13--Certain Relationships and Related Party Transactions."

(5) Includes 22,000 shares issuable upon exercise of options exercisable within 60 days from October 26, 1995. Includes 110,000 shares beneficially owned by Mr. Walsh for which Mr. Walsh has granted a proxy to SKAI and which are subjected to pledges. See "Item 13--Certain Relationships and Related Party Transactions."

(6) Includes 27,500 shares issuable upon exercise of options exercisable within 60 days from October 26, 1995. Includes 110,000 shares beneficially owned by Mr. Silva which Mr. Silva has granted a proxy to SKAI and which are subject to pledges. See "Item 13--Certain Relationships and Related Party Transactions."

(7) Consists of 17,000 shares issuable upon exercise of options exercisable within 60 days from October 26, 1995.

(8) Includes 66,000 shares issuable upon exercise of options exercisable within 60 days from October 26, 1995.

(9) Consists of 33,000 shares issuable upon exercise of options exercisable within 60 days from October 26, 1995.

(10) Consists of 22,000 shares issuable upon exercise of options exercisable within 60 days from October 26, 1995.

(11) Includes 342,300 shares issuable upon exercise of options exercisable within 60 days from October 26, 1995.


Item 13.  Certain Relationships and Related Party Transactions.

     In November 1994, Mercury acquired from Mr. Czyzyk the outstanding minority interest in Mercury's 80% owned subsidiary, Mercury Air Cargo. The transaction included a redemption of 5% of the capital stock of Mercury Air Cargo held by Mr. Czyzyk in exchange for $450,000 in cash and acquisition of the remaining 15% of the capital stock of Mercury Air Cargo held by Mr. Czyzyk through the issuance of 225,000 common shares of Mercury's common stock valued at $1,406,000 ($6.25 per share, the closing price of Mercury's common stock on the date the Board approved the transaction) for a total consideration of $1,856,000. In addition, concurrent with the acquisition, Mercury entered into an employment agreement with Mr. Czyzyk. See "Item 11 -- Executive Compensation -- Employment Agreements."

     Pursuant to a Stock Purchase Agreement (the "First Stock Purchase Agreement") dated December 10, 1990 between Mercury, SK Acquisition, Inc., a Delaware corporation wholly-owned by Mr. Kahn ("SKAI"), Randolph E. Ajer, Kevin
J. Walsh, Grant G. Murray and Joseph A. Czyzyk (the "First Purchasers"), all full-time employees and Executive Vice Presidents of Mercury, SKAI sold 110,000 shares of Common Stock to each of Messrs. Ajer, Walsh, Murray and Czyzyk, at the price of $2.73 per share, with each purchaser paying a purchase price of $300,000, or an aggregate of $1,200,000. On December 10, 1990, the closing price of the Common Stock on the American Stock Exchange was $2.73 per share. Pursuant to a Stock Purchase Agreement (the "Second Stock Purchase Agreement", collectively, the First and Second Stock Purchase Agreements are hereinafter referred to as the "Stock Purchase Agreement") dated August 9, 1993 between Mercury, SKAI and William L. Silva, a full-time employee and Executive Vice President of Mercury, SKAI sold 110,000 shares of Common Stock to Mr. Silva at a price of $2.73 per share, with Mr. Silva paying a total purchase price of $300,000. On August 9, 1993, the closing price of the Common Stock on the American Stock Exchange was $2.84 per share. Each of the First Purchasers and Mr. Silva

(collectively, the "Purchasers") paid $30,000 cash at the closing of his purchase, or an aggregate of $150,000, and agreed to pay the remaining $270,000, or an aggregate of $1,350,000, over a period of five years from the date of purchase, together with interest at the rate of 10% per annum on the outstanding balance. The purchase price owed to SKAI is secured by a first security interest in the Common Stock sold to each Purchaser and each such loan is non-recourse. Each Purchaser has given SKAI an irrevocable proxy to vote the Common Stock purchased by him for all purposes until the purchase price for his Common Stock has been paid in full.

     As part of the Stock Purchase Agreement, Mercury has agreed to loan the principal balance of the unpaid purchase price to each of the Purchasers during the five-year payment period as each payment is required to be made on March 1, June 1, September 1 and December 1 of each year until the principal amount owed by each Purchaser is paid in full, which will occur by the end of 1995 with respect to the First Purchasers and the end of 1998 with respect to Mr. Silva. Such loans are non-recourse and are secured by a second security interest in the purchased stock. The Purchasers have each agreed to pay their own interest on the balance of the purchase price outstanding from personal funds. Commencing March 1, 1994, and annually thereafter, for each of the First Purchasers who remain employed by Mercury, one-fifth of his loan will be forgiven. For each First Purchaser who remains employed by Mercury through March 1, 1998, his loan will be forgiven in full, his shares of Common Stock will be owned without any further lien in favor of Mercury or SKAI and the proxy granted to SKAI will expire by its terms. Commencing January 1, 1997, and annually thereafter, for Mr. Silva if he remains employed by Mercury, one-fifth of his loan will be forgiven. If Mr. Silva remains employed by Mercury through January 1, 2001, his loans will be forgiven in full, his shares of Common Stock will be owned without any further lien in favor of Mercury or SKAI and the proxy granted to SKAI will expire by its terms. See Note 6 of "Notes to Consolidated Financial Statements".

     During fiscal 1995, Mercury loaned an aggregate of $337,500 to the First Purchasers and Mr. Silva which was used to make the June 1, 1994 through June 1, 1995 payments to SKAI. Amounts outstanding to Mercury as of June 30, 1995 were as follows: Mr. Ajer $162,000, Mr. Walsh $162,000, Mr. Murray $162,000, Mr. Czyzyk $162,000, and Mr. Silva $270,000.

     During March 1994 and March 1995, Mercury loaned Mr. Ajer $19,274, Mr. Walsh $19,143, and Mr. Murray $22,491, which was used to pay withholding taxes associated with the loan forgiveness under the First Stock Purchase Agreement. Such loans bore or bear no interest and were or are being repaid through ratable payroll deductions over a one-year period.

     On August 1, 1995, Grant G. Murray and Mercury entered into an agreement ("Agreement") in connection with the termination of Mr. Murray's employment. The Agreement provides for the payment to Mr. Murray by Mercury of the sum of $275,000, payable $75,000 upon execution of the Agreement followed by quarterly payments of $50,000 on November 1, 1995, February 1, 1996, May 1, 1996 and August 1, 1996.

     In consideration for the payment of $275,000, Mr. Murray transferred to Mercury 110,000 shares acquired by him pursuant to the First Stock Purchase Agreement and returned all stock options held by him. The Agreement also provides (i) for the forgiveness of all debts or loans owed by Mr. Murray to Mercury ($178,000); (ii) for Mr. Murray to procure new business for Mercury and to receive as compensation a percentage of net margins realized on such new business; (iii) for Mr. Murray not to compete with Mercury or its affiliates until August 1, 1996; (iv) for the continuation of medical insurance for Mr. Murray through December, 1995; (v) for a release by Mr. Murray of all claims against Mercury, including his claim with respect to an accrued bonus of $60,000; and (vi) for a release by Mercury of all claims against Mr. Murray.
In consideration for SKAI's facilitating the stock repurchase transaction by waiving its right to restrict the transfer of Mr. Murray's shares, and as payment in full of all interest and remaining amounts due to SKAI in connection with the purchase transaction, Mercury agreed to pay SKAI the amount of $100,000 in the form of options to purchase 30,000 shares of Mercury's Common Stock. Such options are to be granted at $3.33 below the closing price of Mercury's Common Stock on the American Stock Exchange as of August 24, 1995 (the date the Board approved the transaction), and will, subject to continued employment, vest and become exercisable six months from the date of grant.
Such options will be granted subject to: (1) an increase in the authorized shares of Mercury at the next annual meeting of shareholders; (2) acceptance of the shares underlying such options for listing on the American Stock Exchange; and (3) the ability of Mercury to grant the options without affecting earnings. If the conditions for the issuance of the options are not met, Mercury will reconsider the form of payment of the $100,000 to SKAI.

     During Fiscal 1995, Mercury sold approximately $211,000 in fuel to Millionaire of Long Beach, a company owned by Mr. Murray. As part of the stock repurchase arrangement, Mr. Murray has agreed to let Mercury off-set the approximately $44,760 still owed to Mercury by Millionaire of Long Beach for such purchases against amounts due under the stock repurchase arrangement.

     Mercury has Indemnity Agreements with each of its directors and executive officers which require Mercury, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, employees or agents of Mercury, and, under certain circumstances, to advance their expenses incurred as a result of proceedings brought against them. In order to be entitled to indemnification, the executive officer or director must have acted in a manner reasonably believed to be in, or not opposed to, the best interests of Mercury and, with respect to a criminal matter, in a manner which he had no reason to believe was illegal.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MERCURY AIR GROUP, INC.
                                                  ______________________________
                                                            (Registrant)

                                               BY: /s/ SEYMOUR KAHN
                                                  ______________________________
                                                  Chairman of the Board and
                                                  Chief Executive Officer


Date:    October 26, 1995