Form 10-Q
period 1995-09-30
MERCURY AIR GROUP INC
filed 1995-11-14
CIK 52532

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the quarterly period ended September 30, 1995

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the Transition period from                 to

Commission File No. 1-7134
                    ------

                              MERCURY AIR GROUP, INC.
             (Exact name of registrant as specified in its charter)


           NEW YORK                                            11-1800515
           --------                                            ----------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                        Identification Number)

 5456 McConnell Avenue, Los Angeles, CA                           90066
 --------------------------------------                           -----
(Address of principal executive offices)                        (Zip Code)

                                   (310) 827-2737
                                   --------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          YES [X]        No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                           Number of Shares Outstanding
                Title                        As of November 06, 1995
                -----                        -----------------------
      Common Stock, $.01 Par Value                   5,371,087

================================================================================

                                PART 1 -- FINANCIAL INFORMATION

                           MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                                       ASSETS                                              SEPTEMBER 30             JUNE 30
                                                                                        1995  (Unaudited)             1995
                                                                                        -----------------           -------
CURRENT ASSETS:
  Cash and cash equivalents                                                                     $529,000              $831,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $810,000 at 9/30/95 and $610,000 at 6/30/95 (Note 7)                          35,992,000            33,269,000
  Notes receivable - current portion                                                              60,000                50,000
  Inventories (Note  2 )                                                                       3,071,000             3,283,000
  Prepaid expenses and other current assets                                                    1,573,000             1,822,000
                                                                                             -----------           -----------
    Total current assets                                                                      41,225,000            39,255,000

PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated
  depreciation and amortization of $20,995,000 at 9/30/95 and
    $20,391,000 at 6/30/95 ( Note 7 )                                                         14,883,000            12,219,000
NOTES RECEIVABLE, net of current portion                                                         197,000               136,000
OTHER ASSETS (Note 7)                                                                          3,186,000             2,600,000
                                                                                             -----------           -----------
                                                                                             $59,491,000           $54,210,000
                                                                                             ===========           ===========
                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ( Note 7 )                                                                $15,187,000           $12,998,000
  Accrued expenses and other current liabilities                                               1,913,000             3,008,000
  Income taxes payable (Note 3)                                                                  846,000               114,000
  Current portion of long-term debt                                                            2,791,000             2,607,000
                                                                                            ------------           -----------
    Total current liabilities                                                                 20,737,000            18,727,000

LONG-TERM DEBT (Notes 6 and 7)                                                                20,011,000            17,104,000
DEFERRED INCOME TAXES                                                                              8,000                 8,000
                                                                                            ------------           -----------
    Total liabilities                                                                         40,756,000            35,839,000
                                                                                            ------------           -----------

COMMITMENTS AND CONTINGENCIES  ( Note 8 )

STOCKHOLDERS' EQUITY (Note 4):
    Preferred Stock - $.01 par value;  authorized 3,000,000 shares;
      no shares outstanding
    Common Stock - $ .01 par value; authorized 9,000,000 shares;
      outstanding 5,371,087 shares 9/30/95;
      outstanding 5,524,257 shares 6/30/95                                                        54,000                55,000
    Additional Paid-in Capital                                                                14,611,000            14,992,000
    Retained Earnings                                                                          4,225,000             3,479,000
    Treasury Stock - 32,000 shares of common stock                                              (155,000)             (155,000)
                                                                                            ------------           -----------
        Total stockholders' equity                                                            18,735,000            18,371,000
                                                                                            ------------           -----------
                                                                                             $59,491,000           $54,210,000
                                                                                            ============           ===========

             See accompanying notes to consolidated financial statements.

                        MERCURY AIR GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                     (UNAUDITED)

                                                                                     Three Months Ended
                                                                                        September 30,
                                                                                  ---------------------------
                                                                                     1995             1994
                                                                                  ---------------------------
Sales and Revenues:
  Sales                                                                           $42,214,000     $26,155,000
  Service Revenues                                                                  9,666,000       9,399,000
                                                                                 ------------     -----------
                                                                                   51,880,000      35,554,000
Costs and Expenses:
  Cost of Sales                                                                    38,747,000      23,666,000
  Operating Expenses                                                                8,536,000       8,037,000
                                                                                 ------------     -----------
                                                                                   47,283,000      31,703,000
                                                                                 ------------     -----------
    Operating Income                                                                4,597,000       3,851,000
                                                                                 ------------     -----------
Other Expenses (Income):
  Selling, General and Administrative                                               1,473,000       1,190,000
  Depreciation and Amortization                                                       623,000         606,000
  Interest Expense                                                                    437,000         302,000
  Interest Income                                                                     (12,000)        (13,000)
  Minority Interest                                                                  -                 42,000
                                                                                 ------------     -----------
                                                                                    2,521,000       2,127,000
                                                                                 ------------     -----------
Income Before Income Taxes                                                          2,076,000       1,724,000
Provision for Income Taxes ( Note 3)                                                  844,000         722,000
                                                                                 ------------     -----------
Net Income                                                                          1,232,000       1,002,000

Retained Earnings at Beginning of Period                                            3,479,000       4,555,000

Retirement of Common Stock                                                           (431,000)       (370,000)

Dividends on Common Stock                                                             (55,000)          -
                                                                                 ------------     -----------
Retained Earnings at End of Period                                                 $4,225,000      $5,187,000
                                                                                 ============     ===========
Net Income Per Common Share and
  Common Equivalent Share (Primary) (Note 5)                                            $0.22           $0.18
                                                                                 ============     ===========
Weighted Average Number of Shares  of
  Common Stock (Note 5)                                                             5,415,000       5,354,000
                                                                                 ============     ===========

               See accompanying notes to consolidated financial statements.

                        MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                                                          Three Months Ended September 30,
                                                                                          --------------------------------
                                                                                               1995                1994
                                                                                          --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                               $1,232,000           $1,002,000
  Adjustments to derive cash flow from
    operating activities:
      Depreciation and amortization                                                           623,000              606,000
      Minority interest                                                            -                                42,000
      Amortization of officers' loans                                                          39,000               39,000
  Changes in operating assets and liabilities:
      Trade and other accounts receivable                                                  (2,377,000)          (6,461,000)
      Inventories                                                                             212,000             (606,000)
      Prepaid expenses and other current assets                                               249,000              207,000
      Accounts payable                                                                      1,721,000            3,470,000
      Income taxes payable                                                                    732,000              181,000
      Accrued expenses and other current liabilities                                       (1,095,000)            (917,000)
                                                                                          -----------         ------------
          Net cash provided by (used in) operating activities                               1,336,000           (2,437,000)
                                                                                          -----------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 ( Increase)  Decrease in notes receivable                                                    (71,000)              15,000
  Addition to other assets                                                                   (640,000)             (78,000)
  Additions to property, equipment and leaseholds                                            (561,000)            (167,000)
                                                                                          -----------         ------------
          Net cash used in investing activities                                            (1,272,000)            (230,000)
                                                                                          -----------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                              1,829,000            2,720,000
  Reduction of long-term debt                                                              (1,327,000)            (589,000)
  Payment of dividend on common stock                                                         (55,000)              -
  Repurchase and retire common stock                                                         (820,000)            (542,000)
  Proceeds from issuance of common stock                                                        7,000               13,000
                                                                                          -----------         ------------
          Net cash (used in) provided by financing activities                                (366,000)           1,602,000
                                                                                          -----------         ------------

NET INCREASE ( DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                           (302,000)          (1,065,000)

CASH AND CASH EQUIVALENTS, beginning of period                                                831,000            1,770,000
                                                                                          -----------         ------------
CASH AND CASH EQUIVALENTS,  end of period                                                    $529,000             $705,000
                                                                                          ===========         ============
CASH PAID DURING THE PERIOD:
  Interest                                                                                   $437,000             $302,000
  Income taxes                                                                               $112,000             $542,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of Notes Payable for the acquisition of Assets (Note 7)                           $2,016,000


               See accompanying notes to consolidated financial statements.

                  MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 1995

                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

   The accompanying unaudited financial statements reflect all adjustments (consisting of normal, recurring accruals only) which are necessary to fairly present the results for the interim periods. Such financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1995 and the notes thereto. The results of operations for the three months ended September 30, 1995 are not necessarily indicative of results for the full year.

Note 2 - INVENTORIES:

         Inventories consist of the following:

                                   September 30,              June 30,
                                       1995                     1995
                                       ----                     ----
          Aviation Fuel            $2,955,000                $3,166,000
          Supplies and Parts          116,000                   117,000
                                   ----------                ----------
                                   $3,071,000                $3,283,000
                                   ==========                ==========

NOTE 3 - INCOME TAXES:

   Income taxes have been computed based on the estimated annual effective tax rate for the respective years.

NOTE 4 - STOCKHOLDERS  EQUITY:

   In the three months ended September 30, 1995, the Company repurchased and retired 155,420 shares of its Common Stock at a cost of approximately $820,000. The effect on Stockholders' Equity was a charge to Additional Paid-In Capital of $387,000, a charge to Retained Earnings of $431,000 and a charge to Common Stock of $2,000. In addition, during the period ended September 30, 1995, certain Directors exercised stock options resulting in the issuance of 2,250 common shares of the Company.

NOTE 5 - EARNINGS PER SHARE:

   Earnings per Common Share is computed by dividing net income available to common stockholders, by the weighted average number of Common Stock and Common Stock equivalents outstanding during the period.

       Weighted average number of Common
        Shares outstanding during the period              5,415,000

       Common Stock equivalents resulting
        from the assumed exercise of stock
        options                                             241,000
                                                          ---------
        Weighted average number of common
         and common equivalent shares outstanding
         during the period                                5,656,000
                                                          =========

NOTE 6 - LONG-TERM DEBT:

   Amounts borrowed under the Company's line of credit were $11,947,000 at September 30, 1995. Amounts borrowed under the revolving credit line bear interest at prime plus one half percent (1/2%) or LIBOR plus 2%.The line of credit permits borrowing of up to $16,000,000 subject to eligible available collateral.

NOTE 7- ACQUISITION OF EXCEL CARGO, INC:

   On September 30, 1995, the Company acquired the assets of Excel Cargo, Inc., a cargo handling company located in Montreal, Canada, for approximately $2,766,000. The purchase price consisted of an eight year 8.5% debenture in the amount of $2,016,000, payable in equal monthly installments over eight years, and $750,000 cash. In addition, the Company paid off outstanding bank notes totaling $573,000 at the closing. The purchase price has been allocated to assets and liabilities as follows:

          Accounts Receivable                             $  346,000
          Property, equipment and leasehold                2,711,000
          Goodwill                                           750,000
          Notes Payable                                     (573,000)
          Accounts Payable and other current liabilities    (468,000)
                                                          ----------
          Purchase price                                  $2,766,000
                                                          ==========

NOTE 8 - SUBSEQUENT EVENT:

On October 18, 1995, the Company signed a letter of intent to acquire all of the common stock of Carnival Air Lines. Under the terms of the proposed merger, the Company will issue approximately 5,646,000 shares of common stock, representing 50% of Mercury's outstanding common stock on a fully diluted basis after the closing. The transaction will be accounted for as a pooling of interests and is subject to the approval of the company's shareholders and Board of Directors and to standard closing conditions and regulatory approvals.

Item 7.                   MANAGEMENTS DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations--Comparison of the Three Months Ended September 30, 1995 and September 30, 1994:

The following tables set forth, for the periods indicated, the revenues and operating income for each of the Company's four operating units, as well as selected other financial statement data.

                                                                      Three Months Ended September 30,
($ in millions)                                                 1995                                  1994

                                                                    % of Total                            % of Total
                                                        Amount       Revenues                Amount         Revenues
Revenues:

Fuel Sales and  Services (1)                            $ 41.1         79.3%                 $ 25.1          70.6%

Cargo Operations                                           2.9          5.6%                    2.1           5.8%

Government Contract Services                               3.6          6.8%                    4.2          11.8%

FBOs (1)                                                   4.3          8.3%                    4.2          11.8%
                                                       -------        ------                 ------         ------
Total Revenues                                           $51.9        100.0%                  $35.6         100.0%
                                                       =======        ======                 ======         ======

                                                                    % of Unit                            % of Unit
                                                        Amount       Revenues                Amount         Revenues
Operating Income:

Fuel Sales and Service (1)                                $2.0          4.7%                   $1.4           5.5%

Cargo Operations                                           0.9         32.1%                    0.5          25.9%

Government Contract Services                               0.9         24.7%                    1.0          24.3%

FBOs (1)                                                   0.8         19.5%                    0.9          21.6%
                                                       -------        ------                 ------         ------
Total Operating Income                                    $4.6         8.9 %                   $3.8          10.8%
                                                       =======        ======                 ======         ======

                                                                    % of Total                            % of Total
                                                        Amount       Revenues                Amount         Revenues

Selling, General and Administrative                       $1.5          2.8%                   $1.2           3.3%

Depreciation and Amortization                              0.6          1.2%                    0.6           1.7%

Interest Expense and Other                                 0.4          0.9%                    0.3           1.0%
                                                       -------        ------                 ------         ------
Income before Income Taxes                                 2.1          4.0%                    1.7           4.8%

Provision for Income Taxes                                 0.9          1.6%                    0.7           2.0%
                                                       -------        ------                 ------         ------
Net Income                                                $1.2          2.4%                   $1.0           2.8%
                                                       =======        ======                 ======         ======

(1) Amounts for the three months ended September 30, 1994 have been reclassified to conform to the fiscal 1996 presentation.

Three Months ended September 30, 1995 Compared to September 30, 1994.

Revenue increased 45.9% to $51.9 million in the current period from $35.6 million a year ago. Operating income increased 19.4% to $4.6 million in the current period from $3.8 million a year ago.

Revenues from fuel sales and services represented 79.3% of total revenues in the current period compared to 70.6% of total revenues a year ago. Revenues from fuel sales and services increased to $41.1 million from $25.1 million last year. The increase in revenues from fuel sales and services was primarily due to an increase in the number of gallons sold as a result of the addition of a significant number of new accounts subsequent to September 1994. Average fuel prices were marginally higher in the current year compared with last year. Operating income from fuel sales and services in the current period increased 40.5% to $2.0 million from $1.4 million a year ago. The increase in operating income from fuel sales and services in the current period compared to last year was attributable primarily to an increase in fuel sales, and to a much lesser extent, a slight improvement in per gallon margins. Revenues and operating income from fuel sales and services include the activities of Mercury's contract fueling business, as well as activities from a number of other commercial services including the provision of certain refueling services, non-aviation fuel brokerage and other services managed at LAX as part of Mercury's fuel sales and services operations.

Revenues from cargo operations in the current period increased 39.7% to $2.9 million from $2.1 million a year ago. This increase was primarily due to a general increase in the volume of business from existing accounts. Operating income from cargo operations in the current period increased 72.7% to $.9 million from $.5 million in the year ago period.

Revenues from government contract services in the current period declined 15.8% to $3.6 million from $4.2 million in the year ago period. The decrease in revenues from governmental contract services in the current period compared to last year was primarily due to five contract terminations during fiscal 1995, which terminations were only partially offset by a new contract received in November 1994. Operating income from government services in the current period decreased 14.5% to $.9 million from $1.0 million last year due to lower revenues. Subsequent to September 30, 1995, five contracts held by Maytag have been terminated or are scheduled for termination by December 31, 1995.

Revenues from FBOs increased by 2.9% in the current period to $4.3 million from $4.2 million a year ago in part due to an increase in fuel sales and to higher service revenues. Operating income declined 6.4% in the current period to $.8 million from $.9 million last year. The decline was primarily attributable to lower per gallon margins and higher operating expenses.

Selling, general and administrative expenses in the current period increased 23.8% to $1.5 million from $1.2 million in last year's period. The increase was primarily due to higher compensation expense and, to a lesser extent, higher professional fees and facility expenses.

Depreciation and amortization expense in the current period increased 2.8% to $623,000 from $606,000 a year ago.

Interest expense in the current period increased 44.7% to $.44 million from $.3 million last year. The increase was due to significantly higher average outstanding bank borrowings in the current period.

Charges for minority interest were eliminated in the current period as compared to $42,000 last year. The elimination was due to the acquisition of the remaining minority interest's share of Mercury Air Cargo in November 1994.

Income tax expense approximated 40.7% of pre-tax income in the current period and 41.8% a year ago, reflecting the expected effective annual tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Mercury has historically financed its operations primarily through operating cash flow and borrowings under its revolving line of credit (the "Revolver"). Mercury's cash balance at September 30, 1995 totaled $529,000.

Net cash provided by operating activities totaled $1,336,000 during the period ended September 30, 1995. During this period, the primary source of net cash provided by operating activities was net income plus depreciation and amortization totaling $1,855,000, an increase in accounts payable of $1,721,000 and an increase in income taxes payable of $732,000. The primary use of cash for operating activities in this period was an increase in accounts receivable of $2,377,000 and a decrease in accrued expenses and other current liabilities of $1,095,000

Net cash used in investing activities totaled $1,272,000 during the current period. The primary use of cash from investing activities included additions to other assets of $640,000, which includes Goodwill from the acquisition of Excel Cargo, Inc. of $750,000, and additions to property, equipment and leaseholds of $561,000.

Net cash used in financing activities totaled $366,000 during the current period. The primary source of cash from financing activities during this period was borrowing under the revolver of $1,829,000. The primary use of cash in financing activities was the reduction in long-term debt of $1,327,000 and repurchases of common stock totaling $820,000.

Mercury's credit facility consists of the Revolver and the Term Loan. The credit facility is secured by substantially all of Mercury's assets. The original principal balance of the Term Loan was $7,500,000, of which $4,378,000 was outstanding as of September 30, 1995. The Term Loan is amortized and paid on a monthly basis and matures in August 1998. Pursuant to the Revolver, funds may be obtained in an amount equal to the value of up to 85% of Mercury's eligible receivables, as determined by the lender, up to an aggregate of $16,000,000 with an initial term maturing in October

1997, subject to renewal by the parties. At September 30, 1995, Mercury had approximately $11,947,000 of borrowing under the revolver and had approximately $3,000,000 of additional borrowing availability based on the 85% of eligible receivables test. See Note 6 of Notes to Consolidated Financial Statements.

On September 30, 1995, the Company issued debentures in the face amount of $2,016,000 in connection with the acquisition of Excel Cargo, Inc. See note 7 of Notes to Consolidated Financial Statements.

During this period, Mercury repurchased 155,420 shares of Common Stock at a total cost of approximately $820,000. Management is currently authorized by Mercury's board of directors and under Mercury's loan agreements to repurchase up to an additional approximately $240,000 in Common Stock.

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

                             PART 11-OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

        Not applicable

ITEM 2. CHANGE IN SECURITIES

        Not applicable

ITEM 3. DEFAULT UPON SENIOR SECURITIES

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable

ITEM 5. OTHER INFORMATION

        Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 27- Financial Data Schedule

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Mercury Air Group, Inc.
                                       Registrant



                                           /s/  SEYMOUR KAHN
                                           ------------------------------
                                           Seymour Kahn
                                           Chairman and Chief
                                           Executive Officer



                                           /s/  RANDY AJER
                                           -------------------------------
                                           Randy Ajer
                                           Secretary Treasurer
                                           Chief Accounting Officer


Date: November 13, 1995