Form 10-Q
period 1995-12-31
MERCURY AIR GROUP INC
filed 1996-02-13
CIK 52532

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended December 31, 1995

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the Transition period from                 to

Commission File No. 1-7134
                    ------

                        MERCURY AIR GROUP, INC.

       (Exact name of registrant as specified in its charter)


           New York                                       11-1800515
        -------------                                   --------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)


   5456 McConnell Avenue, Los Angeles, CA                    90066
  ----------------------------------------                 ---------
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

                         YES  X       No
                             ---         ---

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                              Number of Shares Outstanding
                 Title                           As of February 08, 1996
                 -----                           -----------------------
       Common Stock, $.01 Par Value                     5,380,087

                       PART I - FINANCIAL INFORMATION


                 MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                     ASSETS                                                    DECEMBER 31,                JUNE 30,
                                                                             1995 (UNAUDITED)                1995
                                                                            ------------------       ------------------
CURRENT ASSETS:
  Cash and cash equivalents                                                     $   700,000              $   831,000
  Trade accounts receivable, net of allowance for doubtful
   accounts of $904,000 at 12/31/95 and $610,000 at 6/30/95                      42,196,000               33,269,000
  Notes receivable - current portion                                                 60,000                   50,000
  Inventories (Note 2)                                                            1,761,000                3,283,000
  Prepaid expenses and other current assets                                       2,301,000                1,822,000
                                                                              ----------------         ----------------
    Total current assets                                                         47,018,000               39,255,000

PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated
 depreciation and amortization of $21,467,000 at 12/31/95 and
 $20,391,000 at 6/30/95                                                          14,628,000               12,219,000
NOTES RECEIVABLE, net of current portion                                            188,000                  136,000
OTHER ASSETS                                                                      3,251,000                2,600,000
                                                                              ----------------         ----------------
                                                                                $65,085,000              $54,210,000
                                                                              ----------------         ----------------
                                                                              ----------------         ----------------

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                              $16,983,000              $12,998,000
  Accrued expenses and other current liabilities                                  3,802,000                3,008,000
  Income taxes payable (Note 3)                                                     297,000                  114,000
  Current portion of long-term debt                                               2,647,000                2,607,000
                                                                              ----------------         ----------------
    Total current liabilities                                                    23,729,000               18,727,000

LONG-TERM DEBT (Note 6)                                                          21,255,000               17,104,000
DEFERRED INCOME TAXES                                                                 8,000                    8,000
                                                                              ----------------         ----------------
    Total liabilities                                                            44,992,000               35,839,000
                                                                              ----------------         ----------------

COMMITMENTS AND CONTINGENCIES  (Note 8)

STOCKHOLDERS' EQUITY (Note 4):
  Preferred Stock - $.01 par value; authorized 3,000,000 shares;
   no shares outstanding
  Common Stock - $.01 par value; authorized 9,000,000 shares;
   outstanding 5,380,087 shares at 12/31/95 and
   5,524,257 shares at 6/30/95                                                       54,000                   55,000
  Additional Paid-in Capital                                                     14,637,000               14,992,000
  Retained Earnings                                                               5,557,000                3,479,000
  Treasury Stock - 35,200 shares of common stock                                   (155,000)                (155,000)
                                                                              ----------------         ----------------
        Total stockholders' equity                                               20,093,000               18,371,000
                                                                              ----------------         ----------------
                                                                                $65,085,000              $54,210,000
                                                                              ----------------         ----------------
                                                                              ----------------         ----------------

         See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                  (UNAUDITED)


                                                      SIX MONTHS ENDED           THREE MONTHS ENDED
                                                        DECEMBER 31,                 DECEMBER 31,
                                                ---------------------------   --------------------------
                                                     1995           1994          1995        1994
                                                ---------------------------   --------------------------
Sales and Revenues:
  Sales                                         $ 86,616,000    $65,664,000   $44,402,000    $39,509,000
  Service Revenues                                20,660,000     19,055,000    10,994,000      9,656,000
                                                ------------    -----------   -----------    -----------
                                                 107,276,000     84,719,000    55,396,000     49,165,000
Costs and Expenses:
  Cost of Sales                                   80,011,000     60,032,000    41,264,000     36,368,000
  Operating Expenses                              17,807,000     16,392,000     9,271,000      8,353,000
                                                ------------    -----------   -----------    -----------
                                                  97,818,000     76,424,000    50,535,000     44,721,000
                                                ------------    -----------   -----------    -----------

    Gross Margin (Excluding depreciation
     and amortization)                             9,458,000      8,295,000     4,861,000      4,444,000

  Selling, General and Administrative Expense      3,081,000      2,612,000     1,608,000      1,422,000
  Depreciation and Amortization                    1,353,000      1,195,000       730,000        589,000
                                                ------------    -----------   -----------    -----------
    Operating Income                               5,024,000      4,488,000     2,523,000      2,433,000
                                                ------------    -----------   -----------    -----------

Other Expenses (Income):
  Interest Expense                                   927,000        664,000       490,000        362,000
  Interest Income                                    (22,000)       (45,000)      (10,000)       (32,000)
  Minority Interest                                                  95,000                       53,000
  Gain-Sale of Options                              (274,000)                    (274,000)
                                                ------------    -----------   -----------    -----------
                                                     631,000        714,000       206,000        383,000
                                                ------------    -----------   -----------    -----------

Income Before Income Taxes                         4,393,000      3,774,000     2,317,000      2,050,000
Provision for Income Taxes                         1,775,000      1,572,000       931,000        850,000
                                                ------------    -----------   -----------    -----------

Net Income                                         2,618,000      2,202,000     1,386,000      1,200,000

Retained Earnings at Beginning of Period           3,479,000      4,555,000     4,225,000      5,187,000

Retirement of Common Stock                          (431,000)      (900,000)                    (530,000)

Dividends on Common Stock                           (109,000)                     (54,000)
                                                ------------    -----------   -----------    -----------
Retained Earnings at End of Period               $ 5,557,000    $ 5,857,000   $ 5,557,000    $ 5,857,000
                                                ------------    -----------   -----------    -----------
                                                ------------    -----------   -----------    -----------

Net Income Per Common Share and
 Common Equivalent Share (Primary) (Note 5)            $0.46          $0.39         $0.24          $0.21
                                                ------------    -----------   -----------    -----------
                                                ------------    -----------   -----------    -----------

Net Income Per Common Share-Assuming
 Full Dilution (Note 5)                                $0.46          $0.39         $0.24          $0.21
                                                ------------    -----------   -----------    -----------
                                                ------------    -----------   -----------    -----------

Weighted Average Number of Shares of
 Common Stock (Note 5)                             5,395,000      5,368,000     5,375,000      5,382,000
                                                ------------    -----------   -----------    -----------
                                                ------------    -----------   -----------    -----------

         See accompanying notes to consolidated financial statements.

                   MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                                            SIX MONTHS ENDED DECEMBER 31,
                                                                               1995             1994
                                                                            -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $ 2,618,000     $  2,202,000
  Adjustments to derive cash flow from
   operating activities:
    Depreciation and amortization                                             1,353,000        1,195,000
    Minority interest                                                                             95,000
    Amortization of officers' loans                                              77,000           88,000
  Changes in operating assets and liabilities:
    Trade and other accounts receivable                                      (8,581,000)     (12,220,000)
    Inventories                                                               1,522,000       (1,449,000)
    Prepaid expenses and other current assets                                  (479,000)        (410,000)
    Accounts payable                                                          3,517,000        8,905,000
    Income taxes payable                                                        183,000         (419,000)
    Accrued expenses and other current liabilities                              794,000         (213,000)
                                                                            -----------     ------------
      Net cash provided by (used in) operating activities                     1,004,000       (2,226,000)
                                                                            -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) Decrease in notes receivable                                       (62,000)          31,000
  Addition to other assets                                                     (774,000)        (153,000)
  Additions to property, equipment and leaseholds                            (1,006,000)        (463,000)
                                                                            -----------     ------------
      Net cash used in investing activities                                  (1,842,000)        (585,000)
                                                                            -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                3,540,000        6,458,000
  Reduction of long-term debt                                                (1,938,000)      (1,350,000)
  Payment of dividend on common stock                                          (109,000)             -
  Repurchase and retire common stock                                           (820,000)      (1,301,000)
  Redemption by subsidiary of a portion of its common stock
   owned by minority shareholder                                                                (450,000)
  Proceeds from issuance of common stock                                         34,000           56,000
                                                                            -----------     ------------
      Net cash provided by financing activities                                 707,000        3,413,000
                                                                            -----------     ------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                             (131,000)          602,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  831,000        1,770,000
                                                                            -----------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $   700,000     $  2,372,000
                                                                            -----------     ------------
                                                                            -----------     ------------

CASH PAID DURING THE PERIOD:
  Interest                                                                  $   927,000     $    664,000
  Income taxes                                                              $ 1,592,000     $  1,991,000


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
                                                                                                    -
  Issuance of 225,000 common shares in exchange for the
   remaining minority interest of Mercury Air Cargo, Inc.                                   $  1,406,000

  Issuance of notes payable for the acquisition of assets                   $ 2,016,000

         See accompanying notes to consolidated financial statements.

                 MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            DECEMBER 31, 1995

                               (Unaudited)


Note 1 - BASIS OF PRESENTATION:

   The accompanying unaudited financial statements reflect all adjustments (consisting of normal, recurring accruals only) which are necessary to fairly present the results for the interim periods. Such financial statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1995 and the notes thereto. The results of operations for the six months ended December 31, 1995 are not necessarily indicative of results for the full year.


Note 2 - INVENTORIES:

   Inventories consist of the following:

                                      December 31,       June 30,
                                         1995              1995
                                         ----              ----
        Aviation Fuel                 $1,620,000        $3,166,000

        Supplies, Parts and other        141,000           117,000
                                      ----------        ----------
                                      $1,761,000        $3,283,000
                                      ----------        ----------
                                      ----------        ----------


Note 3 - INCOME TAXES:

   Income taxes have been computed based on the estimated annual effective tax rate for the respective years.

Note 4 - STOCKHOLDERS' EQUITY:

   In the six months ended December 31, 1995, the Company repurchased and retired 155,420 shares of its Common Stock at a cost of approximately $820,000, an average cost of $5.28 per share. The effect on Stockholders' Equity was a charge to Additional Paid-In Capital of $387,000, a charge to Retained Earnings of $431,000 and a charge to Common Stock of $2,000. In addition, during the period ended December 31, 1995, certain Directors and employees exercised stock options resulting in the issuance of 11,250 common shares of the Company.


Note 5 - EARNINGS PER SHARE:

   Earning per Common Share is computed by dividing net income available to common stockholders, by the weighted average number of common stock and common stock equivalents outstanding during the period.

                                              Six Months             Three Months
                                          December 31, 1995        December 31, 1995
                                          -----------------        -----------------
 Weighted average number of common
  shares outstanding during the period        5,395,000                 5,375,000

 Common stock equivalents resulting
  from the assumed exercise of stock
  options                                       240,000                   239,000
                                              ---------                 ---------
 Weighted average number of common
  and common equivalent shares
  outstanding during the period               5,635,000                 5,614,000
                                              ---------                 ---------
                                              ---------                 ---------


Note 6 - LONG-TERM DEBT:

   Amounts borrowed under the Company's line of credit were $13,194,000 at December 31, 1995. Amounts borrowed under the revolving credit line bear interest at prime plus one half percent (1/2%) or LIBOR plus 2%. The line of credit permits borrowing of up to $16,000,000 subject to eligible available collateral.

Note 7 - SUBSEQUENT EVENT:

   On January 31, 1996, pursuant to a public offering, the Company issued $25,000,000 principal amount of 7 3/4% convertible subordinated debentures due February 1, 2006. The debentures are convertible into shares of the Company's common stock at a price of $10.03 per share.


Note 8 - TERMINATION OF LETTER OF INTENT:

   On November 29, 1995, the Company and Carnival Air Lines terminated the proposed merger between the two companies announced on October 18, 1995. The transaction was not consummated as a result of the inability of the companies to agree upon certain material terms and closing conditions.

ITEM 7.             MANAGEMENTS DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994 AND COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994:

The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company's four operating units, as well as selected other financial statement data.

                                           Six Months Ended December 31,                   Three Months Ended December 31,

     ($ in millions)                     1995                     1994                   1995                      1994

                                   Amount    % of Total     Amount    % of Total              % of Total              % of Total
                                              Revenues                 Revenues     Amount     Revenues     Amount     Revenues
Revenues:

Fuel Sales and  Services (1)       $84.7        79.0%        $63.9       75.5%      $43.6        78.7%      $38.9        79.1%

Cargo Operations                     7.1         6.6%          4.8        5.7%        4.2         7.5%        2.7         5.5%

Goverment Contract Services          7.2         6.7%          8.1        9.5%        3.6         6.6%        3.9         7.9%

FBOs (1)                             8.3         7.7%          7.9        9.3%        4.0         7.2%        3.7         7.5%
                                  ------       ------        -----      ------      -----       ------      -----       ------
Total Revenues                    $107.3       100.0%        $84.7      100.0%      $55.4       100.0%      $49.2       100.0%
                                  ------       ------        -----      ------      -----       ------      -----       ------
                                  ------       ------        -----      ------      -----       ------      -----       ------


                                             % of Unit                % of Unit               % of Unit               % of Unit
                                   Amount    Revenues       Amount    Revenues      Amount    Revenues      Amount    Revenues
Gross Margin (2):

Fuel Sales and Service (1)          $3.8         4.5%         $3.3        5.1%       $1.9         4.3%       $1.9         4.8%

Cargo Operations                     2.4        33.7%          1.5       31.1%        1.5        34.9%        0.9        35.1%

Goverment Contract Services          1.8        24.2%          2.0       25.4%        0.9        23.8%        1.0        26.6%

FBOs (1)                             1.5        18.0%          1.5       18.9%        0.6        16.4%        0.6        15.8%
                                  ------       ------        -----      ------      -----       ------      -----       ------
  Total  Gross Margin               $9.5         8.8%         $8.3        9.8%       $4.9         8.8%       $4.4         9.0%
                                  ------       ------        -----      ------      -----       ------      -----       ------
                                  ------       ------        -----      ------      -----       ------      -----       ------


                                             % of Total               % of Total              % of Total              % of Total
                                   Amount     Revenues      Amount     Revenues     Amount     Revenues     Amount     Revenues
Selling, General and
 Administrative                     $3.1         2.9%         $2.6        3.1%       $1.6         2.9%       $1.4         2.9%

Depreciation and Amortization        1.4         1.2%          1.2        1.4%        0.7         1.3%        0.6         1.2%
                                  ------       ------        -----      ------      -----       ------      -----       ------
  Operating Income                   5.0         4.7%          4.5        5.3%        2.5         4.6%        2.4         4.9%

Interest Expense and Other           0.6         0.6%          0.7        0.8%        0.2         0.4%        0.4         0.8%
                                  ------       ------        -----      ------      -----       ------      -----       ------

Income before Income Taxes           4.4         4.1%          3.8        4.5%        2.3         4.2%        2.0         4.1%

Provision for Income Taxes           1.8         1.7%          1.6        1.9%        0.9         1.7%        0.8         1.7%
                                  ------       ------        -----      ------      -----       ------      -----       ------

Net Income                          $2.6         2.4%         $2.2        2.6%       $1.4         2.5%       $1.2         2.4%
                                  ------       ------        -----      ------      -----       ------      -----       ------
                                  ------       ------        -----      ------      -----       ------      -----       ------

(1) Amounts for the three months ended December 31, 1994 and the six months ended December 31, 1994 have been reclassified to conform to the fiscal 1996 presentation.

(2) Gross Margin as used here and throughout Management's Discussion excludes depreciation and amortization.

Three Months ended December 31, 1995 Compared to December 31, 1994.

Revenue increased 12.7% to $55.4 million in the current period from $49.2 million a year ago. Gross margin increased 9.4% to $4.9 million in the current period from $4.4 million a year ago.

Revenues from fuel sales and services represented 78.7% of total revenues in the current period compared to 79.1% of total revenues a year ago. Revenues from fuel sales and services increased to $43.6 million from $38.9 million last year. The increase in revenues from fuel sales and services was primarily due to an increase in the number of gallons sold.. Average fuel prices were marginally higher in the current year compared with last year. Gross margin from fuel sales and services was constant at $1.9 million in the current period compared with last year. Higher volume offset lower per gallon margins in the current period. Revenues and gross margin from fuel sales and services include the activities of Mercury's contract fueling business, as well as activities from a number of other commercial services including the provision of certain refueling services, non-aviation fuel brokerage and other services managed at LAX as part of Mercury's fuel sales and services operations.

Revenues from cargo operations in the current period increased 54.1% to $4.2 million from $2.7 million a year ago. This increase was due in part to a general increase in the volume of business from existing accounts and in part to the addition of Excel Cargo, Inc. at the beginning of the current period. Gross margin from cargo operations in the current period increased 53.3% to $1.5 million from $.9 million in the year ago period.

Revenues from government contract services in the current period declined 5.8% to $3.6 million from $3.9 million in the year ago period. The decrease in revenues from government contract services in the current period compared to last year was primarily due to five contract terminations during fiscal 1995, which terminations were only partially offset by a new contract received in November 1994 and a new contract in October 1995. Gross margin from government contract services in the current period decreased 15.8% to $.9 million from $1.0 million last year due to lower revenues. During the period ended December 31, 1995 three contracts were terminated and two additional contracts are scheduled for termination subsequent to December 31, 1995.

Revenues from FBOs increased by 7.9% in the current period to $4.0 million from $3.7 million a year ago due to an increase in fuel sales and to higher service revenues. Gross margin increased 11.6% in the current period to $654,000 from $586,000 last year. The increase was primarily attributable to an increase in sales and revenues.

Selling, general and administrative expenses in the current period increased 13.1% to $1.6 million from $1.4 million in last year's period. The increase was primarily due to higher compensation expense and, to a lesser extent, higher professional fees and facility expenses.

Depreciation and amortization expense in the current period increased 23.9% to $730,000 from $589,000 a year ago. The increase in the current period is related to the acquisition of Excel Cargo, Inc.

Interest expense in the current period increased 35.4% to $.49 million from $.36 million last year. The increase was due to significantly higher average outstanding bank borrowings in the current period.

Charges for minority interest were eliminated in the current period as compared to $53,000 last year. The elimination was due to the acquisition of the remaining minority interest's share of Mercury Air Cargo in November 1994.

The Company recognized a gain of $274,000 in the current period from the sale of options it held to acquire common shares of one of its airline customers.

Income tax expense approximated 40.2% of pre-tax income in the current period and 41.5% a year ago, reflecting the expected effective annual tax rate.

Six Months Ended December 31, 1995 compared to December 31, 1994.

Revenue increased 26.6% to $107.3 million in the current period from $84.7 million a year ago. Gross margin increased 14% to $9.5 million in the current period from $8.3 million a year ago.

Revenues from fuel sales and services represented 79% of total revenues in the current period compared to 75.5% of total revenues a year ago. Revenues from fuel sales and services increased to $84.7 million from $63.9 million last year. The increase in revenue from fuel sales and services was primarily due to an increase in the number of gallons sold. Average fuel prices were marginally higher in the current year compared with last year. Gross margin from fuel sales and services increased 17.4% in the current period to $3.8 million from $3.3 million a year ago. The increase in gross margin from fuel sales and services in the current period compared to last year was attributable primarily to an increase in fuel sales.

Revenues from cargo operations in the current period increased 47.8% to $7.1 million from $4.8 million a year ago. The increase was primarily due to a general increase in the volume of business from existing accounts and partially due to the addition of Excel Cargo, Inc. during the current period.
 Gross margin from cargo operations in the current period increased 60.3% to $2.4 million from $1.5 million in the year ago period.

Revenues from government contract services in the current period declined 11% to $7.2 million from $8.1 million in the year ago period. The decrease in revenues from government contract services in the current period compared to last year was primarily due to five contract terminations during fiscal 1995 and three contact terminations during the current period, which terminations were only partially offset by two new contracts received, one in November 1994 and one in October 1995. Gross margin from government contract services in the current period decreased 15.2% to $1.74 million from $2.05 million last year due to lower revenues.

Revenues from FBOs increased 5.3% in the current period to $8.3 million from $7.9 million a year ago due to an increase in fuel sales and higher services revenues. Operating income remained relatively constant in the current period at $1.5 million compared to the year ago period. Gross margin as a percentage of revenues declined in the current period compared to the year ago period due to lower per gallon fuel margins and higher operating expenses.

Selling, general and administrative expenses in the current period increased 18% to $3.1 million from $2.6 million in the year ago period. The increase was primarily due to higher compensation expense and, to a lesser extent, higher professional fees and facility expenses.

Depreciation and amortization expense in the current period increased 13.2% to $1,353,000 from $1,195,000 a year ago. The increase in the current period is related to the acquisition of Excel Cargo, Inc.

Interest expense in the current period increased 39.6% to $.93 million from $.66 million last year. The increase was due to significantly higher average outstanding bank borrowings in the current period.

Charges for minority interest were eliminated in the current period as compared to $95,000 last year. The elimination was due to the acquisition of the remaining minority interest's share of Mercury Air Cargo in November 1994.

The Company recognized a gain of $274,000 in the current period from the sale of options it held to acquire common shares of one of its airline customers.

Income tax expense approximated 40.4% of pretax income in the current period and 41.7% a year ago, reflecting the expected effective annual tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Mercury has historically financed its operations primarily through operating cash flow and borrowings under its revolving line of credit (the
"Revolver"). Mercury's cash balance at December 31, 1995 totaled $700,000.

Net cash provided by operating activities totaled $1,004,000 during the period ended December 31, 1995. During this period, the primary source of net cash provided by operating activities was net income plus depreciation and amortization totaling $3,971,000, an increase in accounts payable of $3,517,000, a decrease in inventories of $1,522,000 and an increase in accrued expenses and other current liabilities of $794,000. The primary use of cash for operating activities in this period was an increase in accounts receivable of $8,581,000 and an increase in prepaid expenses and other current assets of $479,000.

Net cash used in investing activities totaled $1,842,000 during the current period. The primary use of cash from investing activities included additions to other assets of $774,000, which includes Goodwill from the acquisition of Excel Cargo, Inc. of $810,000, and additions to property, equipment and leaseholds of $1,006,000.

Net cash provided by financing activities totaled $707,000 during the current period. The primary source of cash from financing activities during this period was proceeds from long-term debt of $3,540,000, which includes borrowing under the revolver of $3,076,000. The primary use of cash in financing activities was the reduction in long-term debt of $1,938,000 and repurchases of common stock totaling $820,000.

Mercury's credit facility consists of the Revolver and the Term Loan. The credit facility is secured by substantially all of Mercury's assets. The original principal balance of the Term Loan was $7,500,000, of which $4,003,000 was outstanding as of December 31, 1995. The Term Loan is amortized and paid on a monthly basis and matures in August 1998. Pursuant to the Revolver, funds may be obtained in an amount equal to the value of up to 85% of Mercury's eligible receivables, as determined by the lender, up to an aggregate of $16,000,000 with an initial term maturing in October 1997, subject to renewal by the parties. At December 31, 1995, Mercury had approximately $13,194,000 of borrowing under the revolver and had approximately $2,000,000 of additional borrowing availability based on the 85% of eligible receivables test. See Note 6 of Notes to Consolidated Financial Statements.

During this period, Mercury repurchased 155,420 shares of Common Stock at a total cost of approximately $820,000 or an average cost of $5.28 per share. Management is currently authorized by Mercury's board of directors and under Mercury's loan agreements to repurchase up to an additional approximately $240,000 in Common Stock.

On January 31, 1996 pursuant to a public offering, the Company issued $25,000,000 of 7 3/4% convertible subordinated debentures due on February 1, 2006. Proceeds to the Company, net of underwriting discount, totaled $23,750,000 of which approximately $14,000,000 was used to pay the Revolver. The balance will be used for potential acquisitions and general corporate purposes. The debentures are convertible into the Company's common stock at a conversion rate of $10.03 per share.

Absent a major prolonged surge in oil prices or a capital intensive acquisition, the Company believes its operating cash flow, revolver , recent public offering of debentures and vendor credit will provide it with sufficient liquidity during the next twelve months. In the event that fuel prices increase significantly for an extended period of time, the Company's liquidity could be adversely affected unless the Company is able to increase vendor credit or increase lending limits under its revolving credit facility. The Company believes, however, its revolver and vendor credit should provide it with sufficient liquidity in the event of a major temporary surge in oil prices.

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

           Exhibit 27 - Financial Data Schedule

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.












                                  Mercury Air Group, Inc.
                                  Registrant



                                     [CONFORMED]
                                  ----------------------------------------
                                  Seymour Kahn
                                  Chairman and Chief
                                  Executive Officer




                                     [/s/]
                                  ----------------------------------------
                                  Randy Ajer
                                  Secretary/Treasurer
                                  Chief Accounting Officer



Date: February 8, 1996