Form 10-Q
period 1996-03-31
MERCURY AIR GROUP INC
filed 1996-05-10
CIK 52532

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1996

[ ] Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Transition period from                to

Commission File No. 1-7134

                               MERCURY AIR GROUP, INC.

                 (Exact name of registrant as specified in its charter)


              New York                                11-1800515
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)          Identification Number)


     5456 McConnell Avenue, Los Angeles, CA              90066
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

                               YES X        No

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                            Number of Shares Outstanding
                    Title                        As of May 07, 1996
          Common Stock, $.01 Par Value                5,929,095

                   MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                   ASSETS                                            MARCH 31,       JUNE 30,
                                                                 1996 (UNAUDITED)      1995
                                                                 ----------------    ---------
CURRENT ASSETS:
 Cash and cash equivalents                                           $14,923,000  $    831,000
 Trade accounts receivable, net of allowance for doubtful
  accounts of $1,098,000 at 3/31/96 and $610,000 at 6/30/95 (Note 8)  40,267,000    33,269,000
 Notes receivable - current portion                                       60,000        50,000
 Inventories (Note 2)                                                  1,894,000     3,283,000
 Prepaid expenses and other current assets                             2,753,000     1,822,000
                                                                     -----------   -----------
   Total current assets                                               59,897,000    39,255,000

PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated
 depreciation and amortization of $21,968,000 at 3/31/96 and
  $20,391,000 at 6/30/95 (Note 8)                                     14,913,000    12,219,000
NOTES RECEIVABLE, net of current portion                                 170,000       136,000
OTHER ASSETS  (Notes 7 and 8)                                          5,123,000     2,600,000
                                                                     -----------   -----------
                                                                     $80,103,000   $54,210,000
                                                                     -----------   -----------
                                                                     -----------   -----------
            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable  (Note 8)                                          $16,508,000   $12,998,000
 Accrued expenses and other current liabilities                        4,021,000     3,008,000
 Income taxes payable (Note 3)                                           253,000       114,000
 Current portion of long-term debt                                     2,726,000     2,607,000
                                                                     -----------   -----------
   Total current liabilities                                          23,508,000    18,727,000

CONVERTIBLE SUBORDINATED DEBENTURES (Note 7)                          28,115,000        --
LONG-TERM DEBT (Notes 6 and 8)                                         7,505,000    17,104,000
DEFERRED INCOME TAXES                                                      8,000         8,000
                                                                     -----------   -----------
                                                                      59,136,000    35,839,000
                                                                     -----------   -----------
COMMITMENTS AND CONTINGENCIES ( Note 9)

STOCKHOLDERS' EQUITY (Note 4):
 Preferred Stock - $.01 par value;  authorized 3,000,000 shares;
  no shares outstanding
 Common Stock - $ .01 par value; authorized 18,000,000 shares;
  outstanding 5,393,087 shares 3/31/96;
  outstanding 5,524,257 shares 6/30/95                                    54,000        55,000
 Additional Paid-in Capital                                           14,687,000    14,992,000
 Retained Earnings                                                     6,381,000     3,479,000
 Treasury Stock - 35,200 shares of common stock                         (155,000)     (155,000)
                                                                     -----------   -----------
   Total stockholders' equity                                         20,967,000    18,371,000
                                                                     -----------   -----------
                                                                     $80,103,000   $54,210,000
                                                                     -----------   -----------
                                                                     -----------   -----------


        See accompanying notes to consolidated financial statements.

                 MERCURY AIR GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                               (Unaudited)



                                                NINE MONTHS ENDED             THREE MONTHS ENDED
                                                    MARCH 31,                      MARCH 31,
                                         ----------------------------    ---------------------------
                                              1996          1995              1996         1995
                                         ----------------------------    ---------------------------
Sales and Revenues:
 Sales                                    $133,600,000   $106,504,000     $46,984,000    $40,840,000
 Service Revenues                           30,931,000     28,217,000      10,271,000      9,162,000
                                          ------------   ------------     -----------    -----------
                                           164,531,000    134,721,000      57,255,000     50,002,000
Costs and Expenses:
 Cost of Sales                             123,579,000     97,510,000      43,568,000     37,478,000
 Operating Expenses                         27,231,00      24,878,000       9,424,000      8,486,000
                                          ------------   ------------     -----------    -----------
                                           150,810,000    122,388,000      52,992,000     45,964,000
                                          ------------   ------------     -----------    -----------
    Gross Margin (Excluding depreciation
     and amortization)                      13,721,000     12,333,000       4,263,000      4,038,000

 Selling, General and Administrative         4,630,000      3,997,000       1,549,000      1,385,000
 Depreciation and Amortization               2,064,000      1,800,000         711,000        605,000
                                          ------------   ------------     -----------    -----------
    Operating Income                         7,027,000      6,536,000       2,003,000      2,048,000
                                          ------------   ------------     -----------    -----------
Other Expenses (Income):
 Interest Expense                            1,593,000      1,054,000         666,000        390,000
 Interest Income                              (157,000)       (58,000)       (135,000)       (13,000)
 Minority Interest                               --            95,000            --             --
 Gain-Sale of Options                         (274,000)          --              --             --
                                          ------------   ------------     -----------    -----------
                                             1,162,000      1,091,000         531,000        377,000
                                          ------------   ------------     -----------    -----------
Income Before  Provision for Income Taxes    5,865,000      5,445,000       1,472,000      1,671,000
Provision for Income Taxes                   2,370,000      2,240,000         595,000        668,000
                                          ------------   ------------     -----------    -----------

Net Income                                   3,495,000      3,205,000         877,000      1,003,000

Retained Earnings at Beginning of Period     3,479,000      4,555,000       5,557,000      5,857,000

Retirement of Common stock                    (431,000)    (1,022,000)          --          (122,000)


Dividends on Common Stock                     (162,000)       (50,000)        (53,000)       (50,000)
                                          ------------   ------------     -----------    -----------
Retained Earnings at End of Period          $6,381,000     $6,688,000      $6,381,000     $6,688,000
                                          ------------   ------------     -----------    -----------
                                          ------------   ------------     -----------    -----------
Net Income Per Common Share and
 Common Equivalent Share (Primary) (Note 5)      $.56            $.52            $.14           $.16
                                          ------------   ------------     -----------    -----------
                                          ------------   ------------     -----------    -----------

Net Income Per Common Share-Assuming
 Full Dilution (Note 5)                           $.54           $.52            $.13           $.16
                                          ------------   ------------     -----------    -----------
                                          ------------   ------------     -----------    -----------

Weighted Average Number of Shares of
 Common Stock (Note 5)                       5,931,000      5,928,000       5,926,000      5,975,000
                                          ------------   ------------     -----------    -----------
                                          ------------   ------------     -----------    -----------


        See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)




                                                            NINE MONTHS ENDED MARCH 31
                                                               1996            1995
                                                            -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                  $3,495,000     $3,205,000
 Adjustments to derive cash flow from
  Operating activities:
   Depreciation and amortization                              2,064,000      1,800,000
   Minority interest                                             --             95,000
   Amortization of officers' loans                              116,000        137,000
 Changes in operating assets and liabilities:
   Trade and other accounts receivable                       (6,652,000)   (14,790,000)
   Inventories                                                1,389,000     (2,248,000)
   Prepaid expenses and other current assets                   (931,000)    (1,011,000)
   Deferred taxes                                                 --           (95,000)
   Accounts payable                                           3,042,000      7,458,000
   Income taxes payable                                         139,000       (699,000)
   Accrued expenses and other current liabilities             1,013,000        670,000
                                                            -----------    ------------
     Net cash provided by (used in) operating activities      3,675,000      (5,478,000)
                                                            -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) Decrease in notes receivable                         (44,000)        173,000
Addition to other assets                                       (996,000)       (281,000)
Additions to property, equipment and leaseholds              (1,960,000)     (1,006,000)
                                                            -----------    ------------
     Net cash used in investing activities                   (3,000,000)     (1,114,000)
                                                            -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net proceeds from Convertible Debentures                    26,385,000           --
 Proceeds from long-term debt                                   464,000      10,048,000
 Reduction of long-term debt                                (12,533,000)     (2,117,000)
 Payment of dividend on common stock                           (162,000)        (50,000)
 Repurchase and retire common stock                            (820,000)     (1,475,000)
 Redemption by subsidiary of a portion of its common stock
  owned by minority shareholder                                    --          (450,000)
 Proceeds from issuance of common stock                          83,000         494,000
                                                            -----------    ------------
     Net cash  provided by financing activities              13,417,000       6,450,000
                                                            -----------    ------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                            14,092,000        (142,000)

CASH AND CASH EQUIVALENTS, beginning of period                  831,000       1,770,000
                                                            -----------    ------------

CASH AND CASH EQUIVALENTS,  end of period                   $14,923,000      $1,628,000
                                                            -----------    ------------
                                                            -----------    ------------
CASH PAID DURING THE PERIOD:
 Interest                                                    $1,248,000      $1,054,000
 Income taxes                                                $2,231,000      $2,862,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Issuance of 225,000 common shares in exchange for the
  remaining minority interest of Mercury Air Cargo, Inc.                     $1,406,000

 Issuance of Notes Payable for the acquisition of assets     $2,016,000


        See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               MARCH 31, 1996

                                 (Unaudited)

Note 1- BASIS OF PRESENTATION:


    The accompanying unaudited financial statements reflect all adjustments (consisting of normal, recurring accruals only) which are necessary to fairly present the results for the interim periods. Such financial statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1995 and the notes thereto. The results of operations for the nine months ended March 31, 1996 are not necessarily indicative of results for the full year.

Note 2- INVENTORIES:

    Inventories consist of the following:

                                                MARCH 31,           JUNE 30,
                                                  1996                1995
                                                  ----                ----

                   Aviation Fuel               $1,722,000          $3,166,000

                   Supplies, Parts and other      172,000             117,000
                                               ----------          ----------
                                               $1,894,000          $3,283,000
                                               ----------          ----------
                                               ----------          ----------


Note 3- INCOME TAXES:

    Income taxes have been computed based on the estimated annual effective tax rate for the respective periods.

Note 4- STOCKHOLDERS' EQUITY:

    In the nine months ended March 31, 1996, the Company repurchased and retired 155,420 shares of its Common Stock at a cost of approximately $820,000, an average cost of $5.28 per share. The effect on Stockholders' Equity was a charge to Additional Paid-In Capital of $387,000, a charge to Retained Earnings of $431,000 and a charge to Common Stock of $2,000. In addition, during the nine months ended March 31, 1996, certain Directors and employees exercised stock options resulting in the issuance of 24,250 common shares of the Company.

Note 5- EARNINGS PER SHARE:

    Earnings per Common Share is computed by dividing net income available to common stockholders, by the weighted average number of common stock and common stock equivalents outstanding during the period.


                                              FULLY DILUTED                     PRIMARY
                                      NINE MONTHS       THREE MONTHS    NINE MONTHS   THREE MONTHS
                                        3/31/96            3/31/96         3/31/96       3/31/96
                                        -------            -------         -------       -------

Weighted average number of common
shares outstanding during the period   5,931,000           5,926,000        5,931,000    5,926,000

Common stock equivalents resulting
from the assumed exercise of stock
options.                                 270,000             282,000          265,000      267,000
                                       ---------           ---------        ---------    ---------

Weighted average number of common and
common equivalent shares outstanding
during the period                      6,201,000           6,208,000        6,196,000    6,193,000
                                                                            ---------    ---------
                                                                            ---------    ---------

Weighted average number of common
shares resulting from the assumed
conversion of debentures                 617,000           1,863,000
                                       ---------           ---------

Weighted average fully diluted shares
outstanding during the period.         6,818,000           8,071,000
                                       ---------           ---------
                                       ---------           ---------


For purposes of computing fully diluted earnings per share, interest expense on the convertible debentures of $198,000, net of tax, has been added back to net income for both periods.

Weighted average outstanding shares and earnings per share have been retroactively restated to reflect the 10% stock dividend paid on May 1, 1996 which amounted to the issuance of approximately 539,000 shares.

Note 6- LONG-TERM DEBT:

    Amounts borrowed under the Company's line of credit were $157,000 at March 31, 1996. Amounts borrowed under the revolving credit line bear interest at prime plus one half percent or LIBOR plus 2%. The line of credit permits borrowings of up to $16,000,000 subject to eligible available collateral.

Note 7- CONVERTIBLE SUBORDINATED DEBENTURES:

    On January 31, 1996, pursuant to a public offering, the Company issued $28,115,000 principal amount of 7 3/4 % convertible subordinated debentures due February 1, 2006. The debentures are convertible into shares of the Company's common stock at a price of $9.1182 per share (adjusted for the 10% stock dividend paid on May 1, 1996). Costs and fees, including underwriting discount and commissions, totaled approximately $1,730,000 and are included in other assets. Capitalized loan fees are being amortized over the life of the debentures.

Note 8- ACQUISITION OF EXCEL CARGO, INC:

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

          Accounts Receivable                          $   346,000
          Property, equipment and leasehold              2,711,000
          Goodwill                                         750,000
          Notes Payable                                   (573,000)
          Accounts Payable and other current liabilities  (468,000)
                                                        -----------
          Purchase price                                 $2,766,000
                                                        -----------

Note 9- SUBSEQUENT EVENT:

    On April 10, 1996, the Company signed a $9,000,000 agreement to purchase some of the assets of Raytheon Aircraft Services' fixed base operations (FBO) at six airport locations. The transaction is schedule to be completed by the end of this fiscal year and remains subject to certain conditions. Under the terms of the agreement, Mercury will pay $4,350,000 in cash at closing and issue an eight year promissory note for the balance.

Item 7.
                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations-Comparison of the Three Months Ended March 31, 1996 and March 31,1995 and Comparison of the Nine Months ended March 31, 1996 and March 31, 1995:

The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company's four operating units, as well as selected other financial statement data.




                                  NINE MONTHS ENDED MARCH 31,                         THREE MONTHS ENDED MARCH 31,

    ($ IN MILLIONS)            1996                          1995                   1996                         1995

                        AMOUNT        % OF TOTAL      AMOUNT     % OF TOTAL    AMOUNT    % OF TOTAL      AMOUNT   % OF TOTAL
                                       REVENUES                   REVENUES                REVENUES                  REVENUES
Revenues:

Fuel Sales and
 Services (1)           $130.6          79.4%         $104.0         77.2%      $46.0      80.2%          $40.0       80.0%

Cargo Operations          10.7           6.5%            7.1          5.3%        3.6       6.3%            2.3        4.7%

Goverment Contract
 Services                 10.5           6.4%           11.9          8.8%        3.3       5.8%            3.8        7.6%

FBOs (1)                  12.7           7.7%           11.7          8.7%        4.4       7.7%            3.9        7.7%
                       -------         ------         ------        ------      -----     ------          ------     ------
Total Revenues          $164.5         100.0%         $134.7        100.0%      $57.3     100.0%          $50.0      100.0%
                       -------         ------         ------        ------      -----     ------          ------     ------
                       -------         ------         ------        ------      -----     ------          ------     ------

                                       % OF UNIT                   % OF UNIT             % OF UNIT                  % OF UNIT
                       AMOUNT           REVENUES      AMOUNT        REVENUES    AMOUNT    REVENUES        AMOUNT     REVENUES

Gross Margin (2):

Fuel Sales and
 Services (1)             $5.7           4.4%           $5.1          4.9%       $1.9       4.2%           $1.8        4.6%

Cargo Operations           3.4          31.6%            2.1         29.1%        1.0      27.6%            0.6       25.0%

Goverment Contract
 Services                  2.4          23.2%            3.1         25.9%        0.7      21.0%            1.0       26.9%

FBOs (1)                   2.2          17.0%            2.1         17.6%        0.7      15.0%            0.6       15.2%
                       -------         ------         ------        ------      -----     ------          ------     ------
Total  Gross Margin      $13.7           8.3%          $12.3          9.2%       $4.3       7.4%           $4.0        8.1%
                       -------         ------         ------        ------      -----     ------          ------     ------
                       -------         ------         ------        ------      -----     ------          ------     ------

                                      % OF TOTAL                   % OF TOTAL            % OF TOTAL                 % OF TOTAL
                        AMOUNT         REVENUES       AMOUNT         REVENUES   AMOUNT    REVENUES       AMOUNT      REVENUES

Selling, General
 and Administrative       $4.6           2.8%           $4.0          3.0%       $1.6       2.7%           $1.4        2.8%

Depreciation and
 Amortization              2.1           1.3%            1.8          1.3%        0.7       1.2%            0.6        1.2%
                       -------         ------         ------        ------      -----     ------         ------      ------
Operating Income           7.0           4.3%            6.5          4.9%        2.0       3.5%            2.0        4.1%

Interest Expense
 and Other                 1.1           0.7%            1.1          0.8%        0.5       0.9%            0.4        0.8%
                       -------         ------         ------        ------      -----     ------         ------      ------

Income before
 Income Taxes              5.9           3.6%            5.4          4.1%        1.5       2.6%            1.7        3.3%

Provision for
 Income Taxes              2.4           1.4%            2.2          1.7%        0.6       1.1%            0.7        1.3%
                       -------         ------         ------        ------      -----     ------         ------      ------

Net Income                $3.5           2.1%           $3.2          2.4%       $0.9       1.5%           $1.0        2.0%
                       -------         ------         ------        ------      -----     ------         ------      ------




(1) Amounts for the three months ended March 31, 1995 and the nine months ended March 31, 1995 have been reclassified to conform to the fiscal 1996 presentation.
(2) Gross Margin as used here and throughout Management's Discussion excludes depreciation and amortization and selling, general and administrative expense.

Three Months ended March 31, 1996 Compared to March 31, 1995.

Revenue increased 14.5% to $57.3 million in the current period from $50.0 million a year ago. Gross margin increased 5.6% to $4.3 million in the current period from $4.0 million a year ago.

Revenues from fuel sales and services represented 80.2% of total revenues in the current period compared to 80.0% of total revenues a year ago. Revenues from fuel sales and services increased to $46.0 million from $40.0 million last year. The increase in revenues from fuel sales and services was primarily due to an increase in the number of gallons sold. Average fuel prices were marginally higher in the current year compared with last year. Gross margin from fuel sales and services increased to $1.9 million in the current period compared with $1.8 million last year. Higher volume offset lower per gallon margins in the current period. Revenues and gross margin from fuel sales and services include the activities of Mercury's contract fueling business, as well as activities from a number of other commercial services including the provision of certain refueling services, non-aviation fuel brokerage and other services managed at LAX as part of Mercury's fuel sales and services operations.

Revenues from cargo operations in the current period increased 55.3% to $3.6 million from $2.3 million a year ago. This increase was due in part to a general increase in the volume of business from existing accounts and in part to the acquisition of Excel Cargo, Inc. in September 1995. Gross margin from cargo operations in the current period increased 71.1% to $1.0 million from $.6 million in the year ago period.

Revenues from government contract services in the current period declined 13.5% to $3.3 million from $3.8 million in the year ago period. The decrease in revenues from government contract services in the current period compared to last year was due to five contract terminations during fiscal 1995 and five contracts terminations during the nine months ended March 31, 1996, which terminations were only partially offset by a new contract received in November 1994 and a new contract in October 1995. Gross margin from government contract services in the current period decreased 32.5% to $ .7 million from $1.0 million last year due to lower revenues. During the three month period ended March 31, 1996 two contracts were terminated.

Revenues from FBOs increased by 14.5% in the current period to $4.4 million from $3.9 million a year ago due to an increase in fuel sales and to higher service revenues. Gross margin increased 13.2% in the current period to $661,000 from $584,000 last year. The increase was primarily attributable to an increase in sales and revenues.

Selling, general and administrative expenses in the current period increased 11.8% to $1.6 million from $1.4 million in last year's period. The increase was primarily due to higher compensation expense and, to a lesser extent, higher professional fees and facility expenses.

Depreciation and amortization expense in the current period increased 17.5% to $711,000 from $605,000 a year ago. The increase in the current period is related primarily to the acquisition of Excel Cargo, Inc.

Interest expense in the current period increased 70.8% to $666,000 from $390,000 last year. The increase was due to significantly higher average outstanding long term debt in the current period, primarily due to the Convertible Debenture offering which was completed in this period.

Interest income in the current period increased to $135,000 from $13,000 last year. Interest income in the current period is primarily related to investment of a portion of the offering proceeds in short-term marketable securities.

Income tax expense approximated 40.4% of pre-tax income in the current period and 40.0% a year ago, reflecting the expected effective annual tax rate.

Nine Months Ended March 31, 1996  compared to March 31, 1995.

Revenue increased 22.1% to $164.5 million in the current period from $134.7 million a year ago. Gross margin increased 11.3% to $13.7 million in the current period from $12.3 million a year ago.

Revenues from fuel sales and services represented 79.4% of total revenues in the current period compared to 77.2% of total revenues a year ago. Revenues from fuel sales and services increased to $130.6 million from $104.0 million last year. The increase in revenue from fuel sales and services was primarily due to an increase in the number of gallons sold. Average fuel prices were marginally higher in the current year compared with last year. Gross margin from fuel sales and services increased 12.5% in the current period to $5.7 million from $5.1 million a year ago. The increase in gross margin from fuel sales and services in the current period compared to last year was attributable primarily to an increase in fuel sales.

Revenues from cargo operations in the current period increased 50.3% to $10.7 million from $7.1 million a year ago. The increase was primarily due to a general increase in the volume of business from existing accounts and partially due to the acquisition of Excel Cargo, Inc. on September 30, 1995. Gross margin from cargo operations in the current period increased 63.3% to $3.4 million from $2.1 million in the year ago period.

Revenues from government contract services in the current period declined 11.8% to $10.5 million from $11.9 million in the year ago period. The decrease in revenues from government contract services in the current period compared to last year was primarily due to five contract terminations during fiscal 1995 and five contact terminations during the current period, which terminations were only partially offset by two new contracts received, one in November 1994 and one in October 1995. Gross margin from government contract services in the current period decreased 20.9% to $2.4 million from $3.1 million last year primarily due to lower revenues.

Revenues from FBOs increased 8.3% in the current period to $12.7 million from $11.7 million a year ago due to an increase in fuel sales and higher services revenues. Operating income increased 4.1% in the current period to $2.2 million from $2.1 million a year ago.

Selling, general and administrative expenses in the current period increased 15.8% to $4.6 million from $4.0 million in the year ago period. The increase was primarily due to higher compensation expense and, to a lesser extent, higher professional fees and facility expenses.

Depreciation and amortization expense in the current period increased 14.7% to $2.1 million from $1.8 million a year ago. The increase in the current period is primarily related to the acquisition of Excel Cargo, Inc.

Interest expense in the current period increased 51.1% to $1.6 million from $1.1 million last year. The increase was due to significantly higher average outstanding long-term debt in the current period.

Charges for minority interest were eliminated in the current period as compared to $95,000 last year. The elimination was due to the acquisition of the remaining minority interest's share of Mercury Air Cargo in November 1994.

The Company recognized a gain of $274,000 in the current period from the sale of options it held to acquire common shares of one of its airline customers.

Income tax expense approximated 40.4% of pretax income in the current period and 41.1% a year ago, reflecting the expected effective annual tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Mercury has historically financed its operations primarily through operating cash flow and borrowings under its revolving line of credit (the "Revolver"). Mercury's cash balance at March 31, 1996 totaled $14.9 million.

Net cash provided by operating activities totaled $3,675,000 during the period ended March 31, 1996. During this period, the primary source of net cash provided by operating activities was net income plus depreciation and amortization totaling $5,559,000, an increase in accounts payable of $3,042,000, a decrease in inventories of $1,389,000 and an increase in accrued expenses and other current liabilities of $1,013,000. The primary use of cash for operating activities in this period was an increase in accounts receivable of $6,652,000 and an increase in prepaid expenses and other current assets of $931,000.

Net cash used in investing activities totaled $3,000,000 during the current period. The primary use of cash from investing activities included additions to other assets of $996,000, which includes goodwill from the acquisition of Excel Cargo, Inc. of $810,000, and additions to property, equipment and leaseholds of $1,960,000.

Net cash provided by financing activities totaled $13,417,000 during the current period. The primary source of cash from financing activities during this period was net proceeds from the Convertible Debenture of $26,385,000. The primary use of cash in financing activities was the reduction in long-term debt of $12,533,000.

Mercury's credit facility consists of the Revolver and the Term Loan. The credit facility is secured by substantially all of Mercury's assets. The original principal balance of the Term Loan was $7,500,000, of which $3,708,000 was outstanding as of March 31, 1996. The Term Loan is amortized and paid on a monthly basis and matures in August 1998. Pursuant to the Revolver, funds may be obtained in an amount equal to the value of up to 85% of Mercury's eligible receivables, as determined by the lender, up to an aggregate of $16,000,000 with an initial term maturing in October 1997, subject to renewal by the parties. At March 31,1996, Mercury had approximately $157,000 of borrowings under the Revolver and had approximately $15,000,000 of additional borrowing availability based on the 85% of eligible receivables test. See Note 6 of Notes to Consolidated Financial Statements.

During this period, Mercury repurchased 155,420 shares of Common Stock at a total cost of approximately $820,000 or an average cost of $5.28 per share. Management is currently authorized by Mercury's board of directors and under Mercury's loan agreements to repurchase up to an additional approximately $240,000 in Common Stock.

On January 31, 1996 pursuant to a public offering, the Company issued $28,115,000 of 7 3/4% convertible subordinated debentures due on February 1, 2006. Proceeds to the Company, net of underwriting discount and other associated costs, totaled $26,385,000 of which approximately $14,000,000 was used to repay the Revolver. The balance will be used for potential acquisitions and general corporate purposes. The debentures are convertible into the Company's common stock at a conversion rate of $9.1182 per share (adjusted for the 10% stock dividend paid on May 1, 1996).

Absent a major prolonged surge in oil prices or a capital intensive acquisition, the Company believes its operating cash flow, revolver, recent public offering of debentures and vendor credit will provide it with sufficient liquidity during the next twelve months. In the event that fuel prices increase significantly for an extended period of time, the Company's liquidity could be adversely affected unless the Company is able to increase vendor credit or increase lending limits under its revolving credit facility.
 The Company believes, however, its revolver and vendor credit should provide it with sufficient liquidity in the event of a major temporary surge in oil prices.

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

          Not applicable

Item 3.   Default Upon Senior Securities

          Not applicable

Item 4.   Submission of matters to a Vote of Security Holders

          On March 21, 1996, the Company held its annual meeting of shareholders. Proposal 1 for election of directors and Proposal 2 for Amendment to the Company's Restated Articles of Incorporation to increase from 9,000,000 to 18,000,000 the number of authorized shares of Mercury Common Stock were accepted by the following votes at the meeting:

          PROPOSAL 1:
                                                             ABSTAIN/
          NAME                  FOR            AGAINST   BROKER NON-VOTE

          Seymour Kahn          4,896,314      30,065         -0-
          Joseph A. Czyzyk      4,893,314      30,065         -0-
          Dr. Philip J. Fagan   4,895,982      30,397         -0-
          Frederick H. Kopko    4,896,114      30,265         -0-
          William G. Langton    4,893,452      32,927         -0-
          Robert L. List        4,896,314      33,193         -0-


          PROPOSAL 2:                                      ABSTAIN/
                                FOR            AGAINST   BROKER NON-VOTE

                                4,809,720      100,379         16,280

Item 5.   Other Information

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          Exhibit 10.1 Non-qualified Stock Option Agreement dated August 24, 1995, by and between S.K. Acquisition, Inc. and Mercury Air Group, Inc.

          Exhibit 10.2 Non-qualified Stock Option Agreement dated March 21, 1996, by and between Frederick H. Kopko and Mercury Air Group, Inc.

          Exhibit 27     Financial Data Schedule

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Mercury Air Group, Inc.
                                       Registrant






                                       _____________________________________
                                       Seymour Kahn
                                       Chairman and Chief
                                       Executive Officer




                                       _____________________________________
                                       Randy Ajer
                                       Secretary/Treasurer
                                       Chief Accounting Officer


Date: May 07, 1996