Form 10-K405
period 1996-06-30
MERCURY AIR GROUP INC
filed 1996-09-27
CIK 52532

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Fiscal Year ended June 30, 1996

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number:  1-7134


                            MERCURY AIR GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)




            NEW YORK                             11-1800515
(State or Other Jurisdiction of                (I.R.S. Employer
 Incorporation or Organization)             Identification Number)



        5456 McConnell Avenue, Los Angeles, California    90066
            (Address of Principal Executive Offices)     (Zip Code)


Registrant's Telephone Number, Including Area Code:  (310) 827-2737

Securities Registered Pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange on
Title of Each Class                                           Which Registered
- -------------------                                       -------------------------
Common Stock - Par Value $.01                              American Stock Exchange
                                                            Pacific Stock exchange

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         As of August 16, 1996, 6,048,721 shares of the Registrant's Common Stock were outstanding. Of these shares, 1,726,479 shares were held by persons who may be deemed to be affiliates. The 4,322,242 shares held by nonaffiliates as of August 16, 1996 had an aggregate market value (based on the closing price of these shares on the American Stock Exchange of $7.75 a share) of $ 33,497,375.50.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement which is to be distributed in connection with the Annual Meeting of Shareholders to be held on December 5, 1996 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS.

         Mercury Air Group, Inc., a New York corporation, provides a broad range of services to the aviation industry through four principal operating units: fuel sales and services, cargo operations, fixed base operations and government contract services. Fuel sales and services include the sale of fuel and delivery of fuel primarily to commercial airlines and air freight carriers. Cargo operations consist of cargo handling, space brokerage operations and general cargo sales agent services. Fixed base operations ("FBOs") include fuel sales, into-plane services, ground support services and aircraft hangar
and tie-down facilities   for commercial, private and other aircraft.
Government contract services principally consist of operating government-owned fuel depots and refueling aircraft for the military. As used in this Annual Report, the term "Company" or "Mercury" refers to Mercury Air Group, Inc. and, unless the context otherwise requires, its subsidiaries. The Company's principal executive offices are located at 5456 McConnell Avenue, Los Angeles, California 90066 and its telephone number is (310) 827-2737.

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

         Mercury believes that the extension of credit to smaller or less well-capitalized airlines represents a risk, but also is a contributing factor in attracting and retaining customers. Accordingly, Mercury frequently extends credit on an unsecured or partially secured basis to customers which may exhibit a higher credit risk profile and who may otherwise be required to prepay or post letters of credit for fuel purchases. The amount of credit extended to any particular customer is a subjective decision. Factors considered in credit decisions include the customer's financial strength and payment history, competitive conditions in the market, the expected productivity of the account, collateral provided (if any) and, with respect to domestic accounts, the availability of credit insurance. Mercury considers its existing credit portfolio to be of acceptable quality and, on an ongoing basis, establishes allowances that in management's judgment are adequate to absorb potential credit problems inherent in the portfolio.

         Mercury purchases fuel at current market prices from a number of independent and major oil companies based on the expected requirements of its customers. Mercury's terms of payment range from ten to thirty days for most of its fuel purchases except for bulk pipeline purchases which generally are payable two days from invoice receipt. Mercury has agreements with certain suppliers under which Mercury purchases a minimum amount of fuel each month at prices which approximate current market prices. Mercury makes occasional spot purchases of fuel to take advantage of market differentials. In order to meet customer supply requirements, Mercury carries limited inventories at numerous locations and two to three weeks inventory requirements at a few key pipeline terminals. Due to the nature of Mercury's business, the volume of Mercury's aviation fuel inventories will occasionally fluctuate. Depending upon the price and price movement of aviation fuel, such inventories may subject Mercury to a risk of financial loss.

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

         Mercury's consolidated fuel sales could be materially adversely affected by a significant decrease in the availability, or increase in the price of, aviation fuel. Consolidated fuel sales of $182.7 million in fiscal 1996 and $145.2 million in fiscal 1995 represented approximately 81% and 79% of consolidated revenues in fiscal 1996 and fiscal 1995, respectively. Although Mercury believes that there are currently adequate aviation fuel supplies and that aviation fuel supplies will generally remain available, events outside Mercury's control have resulted and could result in spot shortages or rapid increases in fuel costs. Although Mercury is generally able to pass through rising fuel costs to its customers, extended periods of high fuel costs could adversely affect Mercury's ability to purchase fuel in sufficient quantities because of credit limits placed on Mercury by its fuel suppliers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

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

Cargo Handling. MAC provides domestic and international air cargo handling, air mail handling and bonded warehousing. MAC is one of only three non-airline providers of contractual cargo containerization and palletization for international carriers and airfreight forwarders at LAX. In addition, MAC receives cargo and loads pallets for air transportation.

         MAC's cargo handling operations occur primarily at LAX. In February 1996, MAC acquired the stock of Floracool, Inc. a cargo handling company in Miami, Florida. See "Recent Developments". In September 1995, MAC expanded its cargo handling operations by acquiring the assets of Excel Cargo, Inc., located in Montreal and Toronto, Canada. In May 1994, MAC expanded its cargo handling operations by opening an off- airport warehouse in San Francisco, California. See "Properties".

         MAC is able to compete in the cargo handling business by offering quality service from its strategically located LAX, San Francisco, Montreal, Toronto and Miami warehouse facilities. At LAX, a portion of Mercury's cargo handling operations are conducted in a facility subject to a month-to-month lease. Continuous long-term growth in MAC's cargo handling operations can only be realized by maintaining and expanding current warehouse facilities or by obtaining additional warehouse facilities at LAX and new locations.

Space Brokerage. MAC brokers cargo space on international flights to and from Europe, the Middle East, Mexico and Central and South America. Space brokerage involves contracting for cargo space on airlines and subsequently, on MAC's own airway bill, selling that space to customers with shipping needs. MAC has established a network of shipping agents who assist in obtaining cargo for shipment on space purchased from airlines, and who facilitate the delivery and collection of freight charges for cargo shipped on MAC's airway bills.

         Unlike an air cargo company which operates its own aircraft, MAC's space brokerage business utilizes otherwise unfilled cargo space on scheduled airline flights. Accordingly, MAC is able to profit from the sale of cargo transportation space worldwide without the fixed overhead expense of maintaining aircraft.

MAC purchases cargo space from a number of airlines worldwide. As a result of its large volume of cargo space purchases and its ability to negotiate among airlines, MAC adds value for its customers and is able to attract business by offering favorable pricing. MAC's revenues are the difference between the cost of the space and the amount at which the space is sold.

General Sales Agent Services. MAC also serves as general cargo sales agent for airlines in the Far East, Mexico, Central and South America and in the United States. In this capacity, MAC sells the transportation of cargo on client airlines' flights, using the client airlines' own airway bills. MAC earns commissions from the airlines for selling air cargo space. As with its space brokerage operations, the growth potential for MAC'S general cargo sales agent business is not limited by requirements for physical facilities or by requirements for additional capital investments.

         FIXED BASE OPERATIONS

         Mercury currently provides FBO services at LAX; Cannon International Airport in Reno, Nevada; Meadows Field Airport in Bakersfield, California; Burbank-Glendale-Pasadena Airport in Burbank, California; Santa Barbara Municipal Airport in Santa Barbara, California; Ontario International Airport in Ontario, California; Hartsfield International Airport in Atlanta, Georgia; Peachtree-DeKalb Airport in Atlanta, Georgia; Corpus Christi International Airport in Corpus Christi, Texas; and Addison Airport in Dallas, Texas. See "Properties." At each FBO, Mercury maintains administrative offices; conducts retail fuel sales and refueling operations which service principally corporate and private aircraft ("general aviation") and to some extent commercial airlines; and acts as a landlord for office and aircraft tie-down space tenants. In addition, at Cannon International Airport, Mercury provides ground handling services for commercial airlines.

         Each FBO operates refueling vehicles and maintains fuel storage tanks to support its into-plane and fuel sales activities. The FBO facilities and the property on which their operations are conducted are leased from the respective airport authorities. See "Properties."

         In August 1996, the Company acquired certain assets of five FBOs from Raytheon Aircraft Services, Inc. See "Recent Developments". During fiscal 1993, the Company acquired certain assets including equipment and leasehold interests of two competing FBOs at Meadows Field Airport to complement its existing FBO operation at that airport.

         GOVERNMENT CONTRACT SERVICES

         Mercury conducts its government contract services business through its subsidiary, Maytag Aircraft Corporation ("Maytag"). Headquartered in Colorado Springs, Colorado, Maytag provides services at fifteen U.S. military bases, primarily for the U.S. Navy, including twelve in the United States, one in Greece and two in Japan. Maytag provides services to the government pursuant to contracts for each base which run for one to four years. Under most of these contracts, Maytag operates government-owned fuel depots and services a variety of aircraft for the military. Under the terms of its contracts, Maytag supplies all necessary personnel and equipment to provide 24-hour refueling capability. All fuel handled in these operations is government owned. In connection with its government contract services business, Maytag owns and operates a fleet of refueling trucks and other support vehicles.

         The following table lists the bases which Maytag services, as of September 15, 1996, and the expiration of each contract for each base.


                 Location                                   Expiration Date of Contract
                 --------                                   ---------------------------
                 Bangor, WA                                 September 1996 *
                 Willow Grove, PA                           September 1996
                 Brunswick, ME                              October 2000
                 Yokota, Japan                              March 1997***
                 Pensacola, FL                              August 1997
                 Whidbey Island, WA                         August 1997
                 Fallon, NV                                 September 1997
                 Fukuoka, Japan                             September 1997**
                 Whiting Field, FL                          October 1997
                 Yuma, AZ                                   July 1998
                 Point Mugu, CA                             April 1999
                 El Centro, CA                              September 1999
                 Washington, DC                             July 2000
                 Lakehurst, NJ                              September 2000
                 Souda Bay, Crete                           October 2000

          * Contract to provide library services .
         ** Contract to provide air terminal services .
        *** Contract to provide base housing maintenance.

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

         Maytag's government services business has been negatively impacted by contract losses due to base closures, the loss of competitive bids, small business contract set asides and internalization of the refueling function by the United States military. Since June 30, 1994, twelve contracts held by Maytag have been terminated, five each in fiscal 1995 and fiscal 1996 and two in September 1996. However, during fiscal 1996, Maytag was successful in its bid to renew a four-year contract at Washington, D.C. and acquired a new contract at Yokota, Japan, which began in October 1995, to provide base housing maintenance. Based upon the July 13, 1995 presidential approval of the Defense Base Closure and Realignment Commission recommendation, no additional bases served by Maytag were selected for closure under the last round of federally mandated base closures. The Company knows of no additional plans by the United States Government to close bases.

          Gross margin from government services in fiscal 1996 included $420,000 from the five contracts which were terminated in fiscal 1996 and $208,000 from two contracts which are scheduled to terminate in fiscal 1997.


RECENT DEVELOPMENTS

         FBO- ACQUISITION OF ASSETS

         On August 28, 1996, pursuant to an Asset Purchase Agreement dated April 8, 1996, Mercury completed the acquisition from Raytheon Aircraft Services, Inc. (RAYTHEON AIRCRAFT SERVICES, INC.) of certain assets of five FBOs located in Ontario, California (Ontario International Airport); Atlanta, Georgia (Hartsfield International Airport); Atlanta, Georgia (Peachtree-DeKalb Airport); Corpus Christi, Texas (Corpus Christi International Airport) and Dallas, Texas (Addison Airport). See "Properties". The purchase price for the assets was $8,250,000, which consisted of $4,350,000 in cash and a promissory note in the principal amount of $3,900,000. The promissory note bears interest at the prime rate and is payable over eight years in equal quarterly installments of principal and interest. The Company retains the right through October 31, 1996 to acquire a sixth location at Hanscom Field Airport in Bedford, Massachusetts for $750,000, which would be added to the promissory note.

         FLORACOOL, INC.

         Pursuant to a Stock Purchase agreement dated February 27, 1996, the Company, through its wholly-owned subsidiary Mercury Air Cargo, Inc., acquired all of the issued and outstanding shares of stock of Floracool, Inc. for $250,000 in cash. Floracool is engaged in the cargo handling business and owns certain assets located at Miami International Airport including a lease and permit issued by Dade County Department of Transportation. See "Properties."

         LAX CARGO HANGAR

         On June 18, 1996, the Company entered into a five year lease with the Los Angeles Department of Airports ("DOA") for a 174,000 square foot cargo warehouse. Subsequent to entering into this lease, the Company entered into a contract to remodel and reconstruct portions of this cargo facility at a cost not to exceed $6,000,000 including finance charges. The construction period will be eighteen months during which time the Company will pay $50,000 annually in rent. After eighteen months, rent will increase to $174,000 per month. Commencing with the nineteenth month, the DOA will reimburse the Company's construction costs, including finance charges, up to $6,000,000 in the form of monthly rent credits at the rate of up to $120,000 per month. If the lease is not renewed after sixty months, the unreimbursed portion of construction costs will be paid by the DOA to Mercury.

         MAJOR CUSTOMERS

         During fiscal 1996, no customer accounted for over 10% of Mercury's consolidated revenues.

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

         POTENTIAL LIABILITY AND INSURANCE

         Mercury's business activities subject it to risk of significant potential liability under federal and state statutes, common law and contractual indemnification agreements. Mercury reviews the adequacy of its insurance on an on going basis. Mercury believes it follows generally accepted standards for its lines of business with respect to the purchase of business insurance and risk management practices. The Company purchases airport liability and general and auto liability in amounts which the Company believes are adequate for the risks of its business.

         COMPETITION

         Mercury competes with major companies which maintain their own source of aviation fuel and with other aircraft support companies whose total sales and financial resources far exceed those of Mercury. In addition, certain airlines provide cargo and fueling services comparable to those furnished by Mercury. At LAX, Mercury competes with, in addition to the airlines, three independent fuel delivery services providers and primarily with two non-airline entities with respect to air cargo handling. Each FBO has a minimum of one competitor at each airport. Mercury has many principal competitors with respect to government contracting services including certain small disadvantaged businesses which receive a ten percent (10%) cost advantage with respect to certain bids and set asides of certain contracts. Substantially all Mercury's services are subject to competitive bidding. Mercury competes on the basis of price and quality of service.

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

         EMPLOYEES

         As of August 31, 1996 Mercury employed 1152 persons in its following operating units: fuel sales and services, 216 persons; cargo handling, 342 persons; FBOs, 314 persons; and government contract service, 280 persons. Mercury is in the process of discussing collective bargaining agreements for its government refueling operation at Point Mugu, California. Management believes that, in general, wages, hours, fringe benefits and other conditions of employment offered throughout Mercury's operations are at least equivalent to those found elsewhere in its industry and that its general relationship with its employees is satisfactory.


ITEM 2.  PROPERTIES

         Mercury owns its executive offices, which consists of approximately 20,000 square feet, located at 5456 McConnell Avenue, Los Angeles, California.

         Listed below are the significant properties leased or owned by Mercury as of September 15, 1996:

                           Leased                Expiration          Activity
  Location                   or       Annual         of              Conducted
  and Type                 Owned      Rental        Lease           at Facility                Size
  --------                 -----      ------     ----------         -----------                ----
 6851 and 6805 W.         Leased      $443,000    December      Executive offices and      70,000 sq. ft. on
 Imperial Highway, Los                            1999          cargo hangar, with         5.5 acres
 Angeles, California                                            offices and executive
 (Two story office                                              offices rented to
 building and                                                   customers
 hanger)(1)

 5456 McConnell           Owned       N/A         N/A           Executive offices          20,000 sq. ft.
 Los Angeles,                                                                              brick building
 California (2)

 700 World Way West,      Leased      $300,000    December      Service and refueling      2,000 sq. ft. on
 LAX (Executive                                   1998          of private aircraft        1.93 acres
 terminal) (1)

 2601 East Plumb Lane,    Leased      $21,000     June 1997     Service, maintenance       2,300 sq. ft.
 Cannon International                                           and refueling of           executive terminal
 Airport, Reno, Nevada                                          commercial and private     and 85,000 sq. ft.
 (Cement block                                                  aircraft and sublessor     of hangar
 building and                                                   of building and hangar     facilities
 hangars)(1)                                                    space

 655 So. Rock Blvd.,      Building    $12,000     June 2017     Service, maintenance       23.7 acres of
 Cannon International     owned,                                and refueling of           land; hangar and
 Airport, Reno,           land                                  commercial and private     administrative
 Nevada(1)                rented                                aircraft and sublessor     building
                                                                of building and hangar     consisting of
                                                                space                      33,000 sq. ft.

 1601 Skyway Drive and    Leased      $22,000     February      Offices and refueling      2,000 sq. ft.
 Meadows Field Fuel                               2008          of commercial and          facility on 5
 Parcels No. 9 and 10,                                          private aircraft           acres
 Meadows Field
 Airport, Bakersfield,
 California (1)


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

 Meadows Field,           Leased      $21,000     Month-to-     Landlord, service and      1,200 sq. ft.
 Parcels 1 and 2 and                              Month         refueling of commercial    building on 10.86
 Lease site 4 and 6                                             and private aircraft       acres
 Meadows Field
 Airport, Bakersfield,
 California

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

 Burbank-Glendale-        Building    $465,000    August        Landlord, service and      106,000 sq. ft.
 Pasadena Airport,        owned,                  1999          refueling of commercial
 Burbank, California      land                                  and private aircraft
 (Aircraft facility)      leased

 Burbank-Glendale-        Leased      $187,000    November      Hangar Facility            5,200 sq. ft.
 Pasadena Airport,                                1999
 Burbank, California
 (Hangar)

 Santa Barbara            Leased      $101,000    Month-to-     Service, maintenance,      2,000 sq. ft.
 Municipal Airport,                               Month         and refueling of           terminal; 2
 Santa Barbara,                                                 commercial and private     hangars totaling
 California (Tie-down                                           aircraft                   13,120 sq. ft.
 space and 3
 buildings) (1)

 6145 Lehman Drive,       Owned       N/A         N/A           Executive and support      8,000 sq. ft.
 Suite 300, Colorado                                            personnel offices;
 Springs, Colorado                                              landlord
 (Brick block building
 with furnished
 offices) (3)

 526 Forbes Blvd., San    Leased      $162,000    April 1999    Cargo handling with        45,403 sq. ft.
 Francisco, California                                          offices                    building

LAX (B-4 Hangar) 6401     Leased      $360,000    Month-to-     Cargo handling with        45,000 sq. ft.
 West Imperial Hwy.,                              month         offices                    hangar
 Los Angeles,
 California

 12005, Rue Cargo A-3,    Leased      $312,000    November      Cargo handling with        50,000 sq.ft
 Suite 102                                        2005          offices                    warehouse
 Aeroport
 International De
 Montreal

 6500 N.W. 20th St.       Leased      $350,000    Month-to-     Cargo handling with        66,240 sq.ft.
 Building 2141, Door                              Month         offices                    cargo hangar
 11
 Miami, Fl 33152

 2261 N.W. 66th Ave.      Leased      $726,000    September     Cargo handling with        50,000 sq. ft.
 Miami, Fl 33126                                  2001          offices                    cargo hangar

 Wm. B. Hartsfield        Leased      $107,000    March 2002    Service, maintenance       428,656 sq. ft.
 International Airport                                          and refueling of           office and hangar
 1200 Hartsfield Dr.                                            commercial and private     on 9.84 acres
 Atlanta, Ga 30320                                              aircraft and sublessor
 (5)                                                            of building and hangar
                                                                space

 4400 Glenn Curtiss       Leased      $298,000    September     Service, maintenance       49,472 sq. ft.
 Dr.                                              2021          and refueling of           2.80 acres
 Hangar #1.                                                     commercial and private
 Dallas, Tx 75248 (5)                                           aircraft and sublessor
                                                                of building and hangar
                                                                space

 4400 Glenn Curtiss       Leased      $51,000     June          Service, maintenance       57,949 sq. ft.
 Dr.                                              2022          and refueling of           Office and hangar
 Hangar #2 and #3                                               commercial and private     on 6.28 acres
 Dallas, TX 75248  (5)                                          aircraft and sublessor
                                                                of building and hangar
                                                                space

 4400 Glenn Curtiss       Leased       $8,000     July          Service, mintenance and    12,600 sq.  ft.
 Dr.                                              2021          refueling of commercial    Office and hangar
 Hangar #4                                                      and private aircraft
 Dallas, Tx 75248 (5)                                           and sublessor of
                                                                building and hangar
                                                                space


 4400 Glenn Curtis Dr.    Leased      $28,000     December
 Fuel Farm                                        2000
 Dallas, Tx 75248 (5)



 355 Pinson Drive         Leased      $19,000     October       Service, maintenance       66,096 sq. ft
 Corpus Christi, Tx                               1997          and refueling of           office and hangar
 78469                                                          commercial and private     on 6.69 acres
                                                                aircraft and sublessor
                                                                of building and hangar
                                                                space

 2161 East Avion St.      Leased      $226,000    April         Service, maintenance       54,650 sq. ft.
 Ontario, CA 91761                                2007          and refueling of           Office and hangar
 Ontario Intl Airport                                           commercial and private     on  15.11 acres
                                                                aircraft and sublessor
                                                                of building and hangar
                                                                space
 1951 Airport Road        Leased      $191,000    November      Service, maintenance       164,288 sq. ft.
 Atlanta, GA 30341                                2006          and refueling of           office and hangar
 Peachtree-Dekalb                                               commercial and private     on 22.46 acres
 Airport                                                        aircraft and sublessor
                                                                of building and hangar
                                                                space

 6060 Avion Drive         Leased      $50,000     June          Cargo hangar               174, 000 sq.ft.
 Los Angeles,                                     2001          with office                Cargo facility
 International Airport
 (6)

 Lester B. Person         Leased      $128,000    July          Cargo handling             13,942 sq.ft.
 International Airport                            1997          with office
 Toronto

(1) The leasehold interest is subject to a security interest granted to Mercury's secured lender under its loan agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

(2) This property was purchased in April 1994 for $1,800,000 and is subject to a first mortgage in the sum of $916,500 at June 30, 1996 repayable in equal monthly installments of principal of $9,750, plus interest at 7.5% per annum, the last payment due in April 2004.

(3) This property is subject to a first mortgage in the sum of $419,680 at June 30, 1996 repayable with interest at 9% in equal monthly installments of approximately $4,450, the last payment due May 2010.

(4) This property is subject to a first mortgage in the sum of $956,339 at June 30, 1996 repayable with interest at prime in equal monthly installments, the last payment due in December 2004.

(5) The leasehold interest is subject to a security interest granted to Raytheon Aircraft Services, Inc.

(6) See "Recent Developments" for additional lease terms and construction plans.

         At each of the locations where Mercury conducts its refueling business, including eleven commercial locations and fifteen military locations, Mercury's operations are dependent on a fleet of refueling vehicles. All locations utilize refueling trucks for transporting and pumping fuel. At LAX, in addition to refueling trucks, hydrant trucks are also maintained which pump fuel from hydrant lines directly into the aircraft. Mercury's owned equipment is subject to a lien in favor of its secured lender. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         At commercial airports where Mercury operates FBOs, Mercury maintains its own above and below ground fuel storage capabilities, as follows:

                                                               Approximate
                                                                Capacity
                    Location                                    (gallons)
                    --------                                   -----------
                    LAX                                        312,000
                    Bakersfield                                105,000
                    Burbank                                    119,000
                    Santa Barbara                               35,000
                    Reno                                       100,000
                    Ontario, California                         88,000
                    Dallas, Texas                               57,000
                    Corpus Christi, Texas                            -
                    Atlanta, Georgia (Hartsfield)               48,000
                    Atlanta, Georgia(Peachtree)                 48,000

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS.

         Mercury's Common Stock is listed and traded on the AMEX under the Symbol "MAX". The table below sets forth, for the quarterly periods indicated, the high and low closing sale prices per share of Common Stock. All per share stock price information has been adjusted to reflect the June 16, 1995 ten percent stock dividend and May 1, 1996 ten percent stock dividend.

                                                                        High            Low
                                                                        ----            ---
FISCAL 1996:
Quarter ended September 30, 1995.................................     $ 8.41           $6.94
Quarter ended December 31, 1995..................................      10.00            7.39
Quarter ended March 31, 1996.....................................       9.31            7.27
Quarter ended June 30, 1996......................................      10.38            7.88

FISCAL 1995:
Quarter ended September 30, 1994..................................    $ 5.78           $4.35
Quarter ended December 31, 1994...................................      6.41            4.95
Quarter ended March 31, 1995......................................      8.17            5.69
Quarter ended June 30, 1995.......................................      8.23            6.50


As of September 24, 1996, there were approximately 487 holders of record.

In December 1994, Mercury's Board of Directors adopted a quarterly dividend plan of $.01 per common share in cash. The first such dividend was paid on February 1, 1995. In May 1996, Mercury's Board of Directors increased the quarterly dividend to $.0125 per share. Based upon the current number of shares of Common Stock outstanding and assuming the quarterly amount of $.0125 per share remains in effect, annual dividend requirements will amount to approximately $303,000. Mercury intends to review its dividend policy from time to time in light of Mercury's earnings, financial condition and other relevant factors, including applicable covenants in debt and other agreements. In this regard, as discussed in Note 7 of Notes to Consolidated Financial Statements, certain of Mercury's loan agreements provide for the maintenance of specified levels of working capital as well as limitations on cash dividends.

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

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                              YEAR ENDED JUNE 30,
                                       ---------------------------------------------------------------------
                                       1996            1995            1994            1993             1992
                                       ----            ----            ----            ----             ----
 OPERATING DATA
 --------------

 REVENUES (1)                         $225,374        $183,000        $103,069         $84,543          $71,746

 COSTS AND EXPENSES                    206,960         166,427          90,404          75,640           65,254

 GROSS MARGIN                           18,414          16,573          12,665           8,903            6,492

 SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                 2,818           2,409           2,049           1,680            1,349

 DEPRECIATION AND AMORTIZATION
  INTEREST EXPENSE                       2,375           1,478           1,080           1,084              898

 OTHER EXPENSE (INCOME) (2)               (596)             11             106          (1,103)            (102)

 INCOME BEFORE INCOME TAXES              7,766           7,312           5,169           3,363              616

 PROVISION FOR INCOME TAXES              3,086           3,005           2,174           1,413              257

 NET INCOME                              4,680           4,307           2,995           1,950              359

 NET INCOME PER COMMON SHARE
   ON A FULLY DILUTED BASIS(3)            0.70            0.69            0.54            0.35             0.01

 WEIGHTED AVERAGE COMMON
   OUTSTANDING SHARES(3)             5,963,954       5,962,174       4,091,872       2,674,704        2,633,566


 BALANCE SHEET DATA                                                  AT JUNE 30,
 ------------------                   -------------------------------------------------------------------------

 TOTAL ASSETS                         $ 79,123         $54,210         $35,442         $31,800          $26,090

 SHORT-TERM DEBT (INCLUDING
   CURRENT PORTION OF
   LONG-TERM DEBT)                       2,555           2,607           2,317           1,654            1,242

 LONG-TERM DEBT AND REDEEMABLE
   PREFERRED STOCK AND
   CONVERTIBLE  DEBENTURES              35,008          17,104           8,650           9,821            7,299

 DIVIDENDS PER COMMON SHARE              .0425            0.02            0.00            0.00             0.00


(1) Revenue consists of consolidated sales and revenues.
(2) Fiscal 1993 includes a pretax gain from legal judgment in the amount of $1,060,000
(3) Shares outstanding and earnings per share have been adjusted retroactively to reflect the payment of ten percent stock dividends on June 16, 1995 and May 1, 1996.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FISCAL 1996, 1995 AND 1994.

The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company's four operating units, as well as selected other financial statement data.

                                                                         Year Ended June 30,
                                           ---------------------------------------------------------------------------------
             ($ in millions)                         1996                        1995                        1994

                                                         % of Total                 % of Total                   % of Total
                                             Amount       Revenues      Amount       Revenues        Amount       Revenues
                                           ---------------------------------------------------------------------------------
 Revenues:

 Fuel Sales and Services                       $178.6          79.3%     $141.8           77.5%        $64.4           62.5%

 Cargo Operations                                15.5           6.9%        9.9            5.4%          7.0            6.8%

 Government Contract Services                    13.8           6.1%       15.6            8.5%         16.0           15.5%

 FBOs                                            17.4           7.7%       15.7            8.6%         15.7           15.2%
                                                 ----           ----   --------        --------     --------         -------

     Total Revenues                            $225.4         100.0%     $183.0          100.0%       $103.1          100.0%
                                               ======         ======     ======          ======       ======          ======

                                                          % of Unit                  % of Unit                    % of Unit
                                             Amount       Revenues      Amount       Revenues        Amount        Revenues
                                           ---------------------------------------------------------------------------------
 Gross Margin (1):

 Fuel Sales and Services                         $7.9           4.4%       $6.9            4.9%         $3.0            4.7%

 Cargo Operations                                 4.7          30.5%        2.8           28.5%          2.7           38.4%

 Government Contract Services                     3.0          21.7%        4.2           26.7%          4.0           25.0%

 FBOs                                             2.8          16.0%        2.7           17.1%          3.0           18.9%
                                                  ---          -----    -------           -----      -------           -----

     Total Gross Margin                         $18.4           8.2%      $16.6            9.1%        $12.7           12.3%
                                                -----           ----      =====            ====        =====           =====

                                                          % of Unit                  % of Unit                    % of Unit
                                             Amount       Revenues      Amount       Revenues        Amount        Revenues
                                           ---------------------------------------------------------------------------------
 Selling, General and Administrative             $6.0           2.7%       $5.4            2.9%         $4.3            4.1%

 Depreciation and Amortization                    2.8           1.3%        2.4            1.3%          2.0            2.0%

 Interest Expense and Other                       1.8           0.8%        1.5            0.8%          1.2            1.2%
                                                  ---           ----    ---------      --------     --------        --------


 Income before Income Taxes                       7.8           3.4%        7.3            4.0%          5.2            5.0%

 Provision for Income Taxes                       3.1           1.4%        3.0            1.6%          2.2            2.1%
                                                  ---           ----    -------        --------     --------        --------

     Net Income                                  $4.7           2.1%       $4.3            2.4%         $3.0            2.9%
                                                 ====           ====      =====           =====        =====           =====


(1) Gross Margin as used here and throughout Management's discussion excludes depreciation and amortization and selling, general and administrative expenses.

Fiscal Year Ended June 30, 1996 Compared to Fiscal Year Ended June 30, 1995

     Revenue increased 23.2% to $225.4 million in fiscal 1996 from $183.0 million in fiscal 1995. Gross margin increased 11.1% to $18.4 million in fiscal 1996 from $16.6 million in fiscal 1995.

     Revenues from fuel sales and services represented 79.3% of total revenues in fiscal 1996 compared to 77.5% of total revenues in fiscal 1995. Revenues from fuel sales and services in fiscal 1996 increased 26% to $178.6 million from $141.8 million in fiscal 1995. The increase in revenues from fuel sales and services was primarily due to an increase in the number of gallons sold to new and existing accounts and, to a lesser extent, due to an increase in average fuel prices. Average fuel prices increased approximately 6% in fiscal 1996 compared to fiscal 1995. Gross margin from fuel sales and services in fiscal 1996 increased 14.6% to $7.9 million from $6.9 million in fiscal 1995. The increase in gross margin from fuel sales and services in fiscal 1996 compared to fiscal 1995 was attributable to an increase in fuel sales.
Revenues and gross margins from fuel sales and services include the activities of Mercury's contract fueling business, as well as activities from a number of other commercial services including the provision of certain refueling services, non-aviation fuel brokerage and other services managed at LAX as part of Mercury's fuel sales and services operations.

     Revenues from cargo operations in fiscal 1996 increased 56.8% to $15.5 million from $9.9 million in fiscal 1995. This increase was primarily due to a general increase in the volume of business from existing accounts and to the additions of Excel Cargo and Floracool in fiscal 1996. Excel Cargo was acquired on September 30, 1995 and operates in Montreal and Toronto in Canada.
Floracool was acquired in January 1996 and operates in Miami. Gross margin from cargo operations in fiscal 1996 increased 67.7% to $4.7 million from $2.8 million in fiscal 1995. This increase in gross margin from cargo operations in fiscal 1996 compared to fiscal 1995 was primarily attributable to an increase in cargo revenues.

     Revenues from government contract services in fiscal 1996 declined 11.5% to $13.8 million from $15.6 million in fiscal 1995. Revenues from government contract services in fiscal 1996 included $1.8 million from five contracts which were terminated in fiscal 1996 and $.8 from two contracts which are scheduled to terminate in fiscal 1997. The decrease in revenues from government contract services in fiscal 1996 compared to fiscal 1995 was due to contract terminations in fiscal 1995 and fiscal 1996, which terminations were only partially offset by new contracts received in November 1994 and October 1995. Gross margin from government contract services in fiscal 1996 declined 28.1% to $3.0 million from $4.2 million in fiscal 1995 due to lower revenues and lower margins. Gross margin from government contract services in fiscal 1996 included $.4 million from the five contracts which were terminated in fiscal 1996 and $.2 from two contracts which are scheduled to terminate in fiscal 1997.

     Revenues from FBOs in fiscal 1996 increased 10.7% to $17.4 million from $15.7 million in fiscal 1995. The increase in revenues from FBOs was due to an increase in fuel sales and services revenues. Gross margin from FBOs in fiscal 1996 increased 3.6% to $2.8 million from $2.7 million in fiscal 1995. The increase in gross margin from FBOs in fiscal 1996 compared to fiscal 1995 was attributable primarily to an increase in revenues.

     Selling, general and administrative expenses in fiscal 1996 increased 12.8% to $6.0 million from $5.4 million in fiscal 1995. The increase was primarily due to higher professional fees and higher compensation expenses. Selling, general and administrative expense includes provision for bad debts which totaled $945,000 in fiscal 1996 compared to $905,000 in fiscal 1995.

     Depreciation and amortization expenses in fiscal 1996 increased 17.0% to $2.8 million from $2.4 million in fiscal 1995. The increase was primarily due to the acquisition of Excel Cargo, Inc. in fiscal 1996 and, to a lesser extent, capital expenditures of $2.3 million in fiscal 1996.

     Interest expense in fiscal 1996 increased 60.7% to $2.4 million from $1.5 million in fiscal 1995. The increase was due to significantly higher average outstanding long-term debt in fiscal 1996 compared to fiscal 1995. Interest income increased in fiscal 1996 to $322,000 from $84,000 in fiscal 1995 primarily due to excess cash balances subsequent to the Debenture Offering in February 1996 which were invested in short term cash equivalents. See Note 7 of Notes to Consolidated Financial Statements.

     Charges for minority interest in fiscal 1996 were eliminated compared to $95,000 in fiscal 1995. Minority interest was eliminated due to the acquisition of the remaining minority interest's share of Mercury Air Cargo in November 1994. See Note 2 of Notes to Consolidated Financial Statements.

     Income tax expense approximated 40% of pre-tax income for fiscal 1996 and 41% for fiscal 1995, reflecting the effective annual tax rate.


Fiscal Year Ended June 30, 1995 Compared to Fiscal Year Ended June 30, 1994

     Revenue increased 77.6% to $183.0 million in fiscal 1995 from $103.1
million in fiscal 1994.   Gross margin increased 30.9% to $16.6 million in
fiscal 1995 from $12.7 million in fiscal 1994.

     Revenues from fuel sales and services represented 77.5% of total revenues in fiscal 1995 compared to 62.5% of total revenues in fiscal 1994. Revenues from fuel sales and services in fiscal 1995 increased 120% to $141.8 million from $64.4 million in fiscal 1994. The increase in revenues from fuel sales and services was primarily due to an increase in the number of gallons sold as a result of the addition of a significant number of new accounts in fiscal 1995. These new accounts were attributable in part to the opening of sales offices in Houston and Miami in October 1994. Average fuel prices were
marginally higher in fiscal 1995 compared with fiscal 1994.   Gross margin from
fuel sales and services in fiscal 1995 increased 127.9% to $6.9 million from $3.0 million in fiscal 1994. The increase in gross margin from fuel sales and services in fiscal 1995 compared to fiscal 1994 was attributable primarily to an increase in fuel sales and, to a much lesser extent, a slight improvement in per gallon margins.

     Revenues from cargo operations in fiscal 1995 increased 41.8% to $9.9 million from $7.0 million in fiscal 1994. This increase was primarily due to a general increase in the volume of business from existing accounts and the addition of a new location in San Francisco. During fiscal 1995 Mercury opened a cargo operation in Miami; however, in March 1995, the operation was closed as a result of the loss of a key employee. Gross margin from cargo operations in fiscal 1995 increased 5.5% to $2.8 million from $2.7 million in fiscal 1994. The increase in gross margin was significantly lower than the corresponding revenue increase due to operating losses at the San Francisco and Miami locations in fiscal 1995 and higher labor and other operating costs at LAX in fiscal 1995 compared to fiscal 1994.

     Revenues from government contract services in fiscal 1995 declined
2.6% to $15.6 million from $16.0 million in fiscal 1994. Revenues from government contract services in fiscal 1995 included $5.3 million from ten contracts, five of which were terminated in fiscal 1995 and the balance of which were terminated at the end of the first quarter or during the second quarter of fiscal 1996. The decrease in revenues from government contract services in fiscal 1995 compared to fiscal 1994 was primarily due to the contract terminations during fiscal 1995, which terminations were only
partially offset by a new contract received in November 1994.   Gross margin
from government services in fiscal 1995 increased 4.1% to $4.2 million from $4.0 million in fiscal 1994 due to lower operating expenses. Gross margin from government services in fiscal 1995 included $1.4 million from the ten contracts described above which have been terminated. Mercury did not experience significant charge-offs associated with the contract terminations described above.

         Revenues from FBOs remained relatively constant in fiscal 1995 at $15.7 million compared to fiscal 1994, but gross margin declined 9.0% from $3.0 million in fiscal 1994 to $2.7 million in fiscal 1995. The decline was primarily attributable to a reduction in the volume of fuel sold, as well as lower per gallon margins.

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

         Charges for minority interest in fiscal 1995 decreased to $95,000 from $246,000 in fiscal 1994. The decrease was due to the acquisition of the remaining minority interest's share of Mercury Air Cargo in November 1994. See
Note 2 of Notes to Consolidated Financial Statements.

         Income tax expense approximated 41% of pre-tax income for fiscal 1995 and 42% for fiscal 1994, reflecting the effective annual tax rate.


         LIQUIDITY AND CAPITAL RESOURCES

         Until issuance of the convertible subordinated debentures in February 1996, Mercury had historically financed its operations primarily through operating cash flow and borrowings under its revolving line of credit (the "Revolver"). Mercury's cash and cash equivalents balance at June 30, 1996 totaled $11,820,000.

         Net cash provided by operating activities totaled $2,951,000 during fiscal 1996. During this period, the primary source of net cash provided by operating activities was net income plus depreciation and amortization totaling $7,498,000 and an increase in accounts payable of $1,614,000. The primary use of cash for operating activities in fiscal 1996 was an increase in accounts receivable of $7,762,000.

         Net cash provided by financing activities totaled $12,581,000 during fiscal 1996. The primary source of cash from financing activities during this period was net proceeds from the convertible debentures of $26,280,000. The primary use of cash in financing activities was the reduction in long-term debt of $13,316,000.

         Mercury's Credit Facility consists of the Revolver and the Term Loan. The Credit Facility is secured by substantially all of Mercury's assets. The original principal balance of the Term Loan was $7,500,000, of which $3,384,000 was outstanding as of June 30, 1996. The Term Loan is amortized and paid on a monthly basis and matures in August 1998. Pursuant to the Revolver, funds may be obtained in an amount equal to the value of up to 85% of Mercury's eligible receivables, as determined by the lender, up to an aggregate of $16,000,000 with an initial term maturing in October 1997, subject to renewal by the parties. At June 30, 1996, Mercury had approximately $6,000 of borrowing under the Revolver and had approximately $15,000,000 of additional borrowing availability based on the 85% of eligible receivables test. See Note 7 of Notes to Consolidated Financial Statements.

         In February 1996, the Company received net proceeds of $26,280,000 from the public offering of $28,115,000 principal amount of 7.75% convertible subordinated debentures due February 1, 2006. See Note 7 of Notes to Consolidated Financial Statements.

         During fiscal 1996, Mercury repurchased 155,420 shares of Common Stock at a total cost of approximately $820,000. Management is currently authorized by Mercury's board of directors and under Mercury's loan agreements to repurchase up to an additional approximately $2,000,000 in Common Stock.
During fiscal 1996, Mercury received approximately $126,000 from the exercise of stock options which resulted in the issuance of 35,350 shares of Common Stock.

         Historically, the Company's capital expenditure requirements have been related to refueling and ground handling equipment for both commercial and government service operations and the acquisition of new operating facilities. In fiscal 1994, the Company spent approximately $2,400,000 for equipment requirements related to new and existing contracts and to purchase equipment previously held under noncancelable operating leases. During fiscal 1994, the Company also acquired a 20,000 square foot building for its headquarters at a cost of approximately $1,800,000. In addition, the Company invested nearly $800,000 to acquire a leasehold interest at its Bakersfield FBO. In fiscal 1995, the Company purchased a building in Colorado Springs at a cost of $500,000 to relocate its government services headquarters. The Company also invested nearly $700,000 for computer equipment and to remodel and furnish its Los Angeles headquarters building. In addition, the Company spent approximately $700,000 to purchase refueling and ground equipment for its commercial, FBO and government service operations. In fiscal 1996 the Company spent approximately $2,700,000 for property and equipment in the acquisition of Excel Cargo, Inc. In addition, the Company invested approximately $2,300,000 primarily to purchase refueling and ground equipment for its commercial operations. In August 1996, the Company acquired certain assets of five FBOs from RAS for $8,250,000, which consisted of $4,350,000 cash and a promissory note in the principal amount of $3,900,000. The Company has committed to spend $6,000,000 remodeling and reconstructing a cargo facility at LAX, is seeking financing for this project and is entitled to receive related rent credits.
See "Recent Developments".

         The Company's accounts receivable grew from $33,269,000 at June 30, 1995 to $41,377,000 at June 30, 1996, an increase of $8,108,000, with an increase in accounts payable during the same period of only $2,082,000 to $15,080,000 at June 30, 1996 from $12,998,000 at June 30, 1995. Accounts receivable days outstanding was 62 days for both the quarter ended June 30, 1995 and for the quarter ended June 30, 1996 based upon consolidated revenue for each period. Accounts receivable days outstanding are impacted by a high volume of fuel brokerage which is reported in revenues on a net margin basis and a high concentration of fuel sales to customers with extended payment terms. Allowance for doubtful accounts increased to $809,000 at June 30, 1996 from $610,000 at June 30, 1995.

         Absent a major prolonged surge in oil prices or a capital intensive acquisition, the Company believes its operating cash flow, Revolver, vendor credit and cash balance will provide it with sufficient liquidity during the next twelve months. In the event that fuel prices increase significantly for an extended period of time, the Company's liquidity could be adversely affected unless the Company is able to increase vendor credit or increase lending limits under its revolving credit facility. The Company believes, however, its Revolver and vendor credit should provide it with sufficient liquidity in the event of a major temporary surge in oil prices.

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

ITEM 9.  ACCOUNTING AND FINANCIAL DISCLOSURE DISPUTES

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Reference is made to the information set forth under the caption "Election of Directors" of the Company's Proxy Statement for the annual meeting scheduled for December 5, 1996 (the "Proxy Statement") for a description of the directors and executive officers of the Company, which information is incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:


(a)  (1)  Financial Statements

  Independent Auditors' Report.........................................................................F-1

  Consolidated Balance Sheets as of June 30, 1996 and 1995.............................................F-2

  Consolidated Statements of Income for each of the three
      years in the period ended June 30, 1996..........................................................F-3

  Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 1996..........................................................F-4

  Consolidated Statements of Stockholders' Equity for each
      of the three years in the period ended June 30, 1996.............................................F-5

Notes to Consolidated Financial Statements for the three
      years ended June 30, 1996.................................................................F-6 to F-19

(a) (2)  Supplemental Schedule for each of the three years in the period ended June 30, 1996:

  Schedule II - Valuation and Qualifying Accounts......................................................F-20

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
3.4      Bylaws of the Company (4)

3.5      Amendment to Bylaws of the Company (13)
4.1      Form of Indenture between Mercury Air Group, Inc. and IBJ Schroder
         Bank & Trust Company.  (14)
4.2      Negotiable Promissory Note, dated as of June 21, 1996, from Mercury
         Air Group, Inc. to Raytheon Aircraft Services, Inc.  (15)
4.3      Legend Agreement, dated as of August 29, 1996 between Mercury Air
         Group, Inc. and Raytheon Aircraft Services, Inc.  (15)
10.1     Underwriter's Unit Warrant dated June 18, 1991 issued to Emanuel and Company by the Company (4)
10.2     Employment Agreement dated December 10, 1993 between the Company and
         Seymour Kahn (10)
10.3     Loan and Security Agreements among the Company, Maytag Aircraft
         Corporation and Marine Midland Business Loans, Inc. dated December 6,
         1989 (2)
10.4     Stock Purchase Agreement between the Company, SK Acquisition, Inc.,
         Randolph E. Ajer, Kevin J. Walsh, Grant Murray and Joseph Czyzyk (2)
10.5     Company's 1990 Long-Term Incentive Plan (7)
10.6     Company's 1990 Directors Stock Option Plan (1)
10.7     Lease for 6851 West Imperial Highway, Los Angeles, California (4)
10.8     Amendment to Loan Agreement and Security Agreement among the Company,
         Maytag Aircraft Corporation and Marine Midland Business Loans,
         Inc. dated October 2, 1990 (4)
10.9     Second Amendment to Loan and Security Agreement among the Company,
         Maytag Aircraft Corporation and Marine Midland Business Loans, Inc.
         dated April 18, 1991 (4)
10.10    Third Amendment to Loan and Security Agreement among the Company,
         Maytag Aircraft Corporation and Marine Midland Business Loans, Inc.
         dated June 1991 (5)
10.11    Amendment to Loan and Security Agreements and Term Notes dated as of
         April 1, 1992 among the Company, Maytag Aircraft Corporation and
         Marine Midland Business Loans, Inc. dated April 1, 1992 (6)
10.12    Amendment to Loan and Security Agreements and Term Notes dated as of
         April 1, 1992 among the Company, Maytag Aircraft Corporation and
         Marine Midland Business Loans, Inc. (8)
10.13    Amendment to Loan and Security Agreements and Term Notes dated as of
         December 21, 1992 among the Company, Maytag Aircraft Corporation and Marine Midland Business Loans, Inc. (9)
10.14    Amendment to Loan and Security Agreements and Term Notes dated as of
         August 30, 1993 among the Company, Maytag Aircraft Corporation and
         Marine Midland Business Loans, Inc. (9)
10.15    Memorandum Dated September 15, 1995 regarding Summary of Officer Life
         Insurance Policies with Benefits Payable to Officers or Their
         Designated Beneficiaries (13)
10.16    Memorandum dated September 15, 1995 regarding Summary of Bonus Plans for Seymour Kahn, Joseph Czyzyk and Randolph E. Ajer (13)
10.17    Memorandum dated September 15, 1995 regarding Summary of Bonus Plans for Kevin Walsh and William Silva (13)

10.18    The Company's 401(k) Plan consisting of LCI Actuaries, Inc. Regional
         Prototype Defined Contribution Plan and Trust and Adoption
         Agreement (9)
10.19    Amendment to Loan and Security Agreements and Term Notes dated as of
         September 21, 1993 among the Company, Maytag Aircraft Corporation and Marine Midland Business Loans, Inc. (9)
10.20    Non-Qualified Stock Option Agreement by and between the Company and
         Seymour Kahn dated January 21, 1993 (9)
10.21    Non-Qualified Stock Option Agreement by and between the Company and
         William G. Langton dated August 9, 1993 (9)
10.22    Stock Purchase Agreement among the Company, SK Acquisition, Inc. and
         William L. Silva dated as of August 9, 1993 (10)
10.23    Amendment to Loan and Security Agreements and Term Notes dated as of
         September 21, 1993 among the Company, Maytag Aircraft Corporation and Marine Midland Business Loans, Inc. (10)
10.24    Amendment to Loan and Security Agreements and Term Notes dated as of
         April 1, 1994 among the Company, Maytag Aircraft Corporation and
         Marine Midland Business Loans, Inc. (10)
10.25    Stock Exchange Agreement dated as of November 15, 1994 between
         Joseph Czyzyk and the Company (11)
10.26    Employment Agreement dated November 15, 1995 between the Company and
         Joseph Czyzyk (12)
10.27    Amendment to Loan and Security Agreements and Term Notes dated as of
         December 20, 1994 among the Company, Maytag Aircraft
         Corporation and Marine Midland Business Loans, Inc. (12)
10.28    Amendment to Loan and Security Agreements and Term Notes dated as of
         December 17, 1994 among the Company, Maytag Aircraft
         Corporation and Marine Midland Business Loans, Inc. (12)
10.29    Amendment to Loan and Security Agreements and Term Notes dated as of
         June 12, 1995 among the Company, Maytag Aircraft
         Corporation and Marine Midland Business Loans, Inc. (13)
10.30    Loan and Security Agreement dated as of June 12, 1995 between Mercury
         Air Cargo, Inc. and Marine Midland Business Loans, Inc. (13)
10.31    Agreement dated August 1, 1995 between Mercury Air Group, Inc. and
         Grant Murray (13)
10.32    Amendment to Loan and Security Agreements dated as of September 24,
         1996 among the Company, Maytag Aircraft Corporation, Mercury Air
         Cargo, Inc. and Marine Midland Business Loans, Inc.
10.33    Underwriting Agreement for the Company's $25,000,000 7-3/4%
         Convertible Subordinated Debentures due February 1, 2006 (14)
10.34    Asset Purchase Agreement, dated as of April 8, 1996, by and between
         Raytheon Aircraft Services, Inc. and Mercury Air Group, Inc. (15)
10.35    Amendment Letter to Asset Purchase Agreement, dated as of August 29,
         1996, by and between Raytheon Aircraft Services, Inc. and Mercury
         Air Group, Inc.  (15)

11.1     Computation of Earnings Per Share (3)
22.1     Subsidiaries of Registrant
23.1 Consent of Deloitte & Touche LLP with respect to incorporation of their report on the audited financial statements contained in this Annual Report on Form 10-K and the Company's Registration Statement on Form S-8 (Registration Statement No. 33-69414)

_________________________________

(1) Such document was previously filed as Appendix A to the Company's Proxy Statement for the December 10, 1993 Annual Meeting of Shareholders and is incorporated herein by reference.

(2) Such document was previously filed as an Exhibit to the Company's Current Report on Form 8-K dated December 6, 1989 and is incorporated herein by reference.

(3) Such statement is included in Note 12 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K and is incorporated herein by reference.

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

(13) All such documents were previously filed as Exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 1995 and are incorporated herein by reference.

(14) All such documents were previously filed as Exhibits to the Company's Registration Statement No. 33-65085 on Form S-1 and are incorporated herein by reference.

(15) All such documents were previously filed as Exhibits to the Company's Report on Form 8-K filed September 13, 1996 and are incorporated herein by reference.

(b) Reports on Form 8-K:

         Report on Form 8-K filed September 13, 1996 with respect to the acquisition of assets of fixed base operations.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Los Angeles, State of California, on the 27th day of September 1996.

                                           MERCURY AIR GROUP, INC.



                                           By:   /s/ SEYMOUR KAHN
                                               -------------------------------
                                                   Seymour Kahn
                                                   Chairman of the Board and
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signatures

Principal Executive Officer:


/s/ SEYMOUR KAHN                                                    Dated:  September 27, 1996
- --------------------
Seymour Kahn
Chief Executive Officer and Director

Principal Chief Operating Officer and Director:


/s/ JOSEPH CZYZYK                                                   Dated:  September 27, 1996
- -------------------
Joseph Czyzyk
Chief Operating Officer and Director


Principal Financial and Accounting Officer:


/s/ RANDOLPH E. AJER                                                Dated:  September 27, 1996
- --------------------
Randolph E. Ajer
Executive Vice President,
Secretary and Treasurer

Additional Directors:


/s/ ROBERT L. LIST                                                  Dated:  September 27, 1996
- -------------------
Robert L. List
Director


/s/ PHILIP J. FAGAN, JR., M.D.                                      Dated:  September 27, 1996
- ------------------------------
Philip J. Fagan, Jr., M.D.
Director


/s/ WILLIAM G. LANGTON                                              Dated:  September 27, 1996
- ----------------------
William G. Langton
Director


/s/ FREDERICK H. KOPKO, JR.                                         Dated:  September 27, 1996
- ---------------------------
Frederick H. Kopko, Jr.
Director


INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Mercury Air Group, Inc.
Los Angeles, California



We have audited the accompanying consolidated balance sheets of Mercury Air Group, Inc. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mercury Air Group, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Los Angeles, California
September 19, 1996

                        PART I -  FINANCIAL INFORMATION

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                ASSETS                                             JUNE 30         JUNE 30
                                                                                    1996             1995
                                                                               ---------------  --------------
CURRENT ASSETS:
  Cash and cash equivalents                                                       $11,820,000        $831,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $809,000 at 6/30/96 and  $610,000 at 6/30/95  (Note 7)             41,377,000      33,269,000
  Notes receivable - current portion                                                  560,000          50,000
  Inventories, principally aviation fuel                                            2,623,000       3,283,000
  Prepaid expenses and other current assets                                         2,154,000       1,822,000
                                                                               ---------------  --------------
    Total current assets                                                           58,534,000      39,255,000

PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated
  depreciation and amortization of $22,491,000 at 6/30/96 and
    $20,391,000 at 6/30/95 (Notes 3 and 7 )                                        14,703,000      12,219,000
NOTES RECEIVABLE, net of current portion                                              158,000         136,000
OTHER ASSETS (Note 4)                                                               5,728,000       2,600,000
                                                                               ---------------  --------------
                                                                                  $79,123,000     $54,210,000
                                                                               ===============  ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                $15,080,000     $12,998,000
  Accrued expenses and other current liabilities (Note 5)                           3,794,000       3,008,000
  Income taxes payable (Note 6)                                                       198,000         114,000
  Current portion of long-term debt (Note 7)                                        2,555,000       2,607,000
                                                                               ---------------  --------------
    Total current liabilities                                                      21,627,000      18,727,000

LONG-TERM DEBT (Note 7)                                                            35,008,000      17,104,000
DEFERRED INCOME TAXES (Note 6)                                                        256,000           8,000
                                                                               ---------------  --------------
    Total liabilities                                                              56,891,000      35,839,000
                                                                               ---------------  --------------

COMMITMENTS AND CONTINGENCIES (Notes 10 and 13)
STOCKHOLDERS' EQUITY (Notes 7 and 8 ):
     Preferred Stock - $.01 par value;  authorized 3,000,000 shares;
       no shares outstanding
    Common Stock - $ .01 par value; authorized 18,000,000 shares;
      outstanding 6,053,321 shares 6/30/96;
      outstanding 5,524,257 shares 6/30/95                                             60,000          55,000
    Additional paid-in capital                                                     20,910,000      14,992,000
    Retained earnings                                                               2,040,000       3,479,000
    Treasury stock - 35,200 shares of common stock 6/30/95                                           (155,000)
    Cumulative  translation adjustment                                                (46,000)
    Notes receivable from sale of stock (Note 8)                                     (732,000)
                                                                               ---------------  --------------
         Total stockholders' equity                                                22,232,000      18,371,000
                                                                               ---------------  --------------
                                                                                  $79,123,000     $54,210,000
                                                                               ===============  ==============

          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                Year ended June 30
                                                                   -------------------------------------------
                                                                        1996          1995           1994
                                                                   -------------- ------------- --------------
Sales and Revenues (Note 11):
  Sales                                                             $182,674,000  $145,166,000    $68,991,000
  Service revenues                                                    42,700,000    37,834,000     34,078,000
                                                                   -------------- ------------- --------------
                                                                     225,374,000   183,000,000    103,069,000
                                                                   -------------- ------------- --------------
Costs and Expenses:
  Cost of sales                                                      169,015,000   132,838,000     61,060,000
  Operating expenses                                                  37,945,000    33,589,000     29,344,000
                                                                   -------------- ------------- --------------
                                                                     206,960,000   166,427,000     90,404,000
                                                                   -------------- ------------- --------------

    Gross Margin (Excluding depreciation and amortization)            18,414,000    16,573,000     12,665,000
                                                                   -------------- ------------- --------------

Other Expenses (Income):
  Selling, general and administrative (Note 4)                         6,051,000     5,363,000      4,261,000
  Depreciation and amortization                                        2,818,000     2,409,000      2,049,000
  Interest expense                                                     2,375,000     1,478,000      1,080,000
  Interest income                                                       (322,000)      (84,000)      (140,000)
  Minority interest (Note 2)                                                            95,000        246,000
  Other income                                                          (274,000)
                                                                   -------------- ------------- --------------
                                                                      10,648,000     9,261,000      7,496,000
                                                                   -------------- ------------- --------------

Income Before Income Taxes                                             7,766,000     7,312,000      5,169,000

Provision for Income Taxes (Note 6)                                    3,086,000     3,005,000      2,174,000
                                                                   -------------- ------------- --------------

Net Income                                                            $4,680,000    $4,307,000     $2,995,000
                                                                   ============== ============= ==============

Net Income applicable to Common Stock                                 $4,680,000    $4,307,000     $2,920,000
                                                                   ============== ============= ==============

Net Income Per Common Share and
  Common Equivalent Share (Primary) (Note 12)                              $0.75         $0.69          $0.68
                                                                   ============== ============= ==============

Net Income Per Common Share-Assuming
  Full Dilution (Note 12)                                                  $0.70         $0.69          $0.54
                                                                   ============== ============= ==============

Weighted Average Number of Shares of
  Common Stock (Note 12)                                               5,963,954     5,962,174      4,091,872
                                                                   ============== ============= ==============

          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Year ended June 30
                                                                                    ------------------------------------------
                                                                                         1996           1995         1994
                                                                                    -------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $4,680,000    $4,307,000    $2,995,000
  Adjustments to derive cash flow from
    operating activities:
      Depreciation and amortization                                                     2,818,000     2,409,000     2,049,000
      Minority interest                                                                                  95,000       246,000
      Amortization of officers' loans                                                     154,000       140,000       154,000
      Increase (decrease) in deferred income taxes                                        248,000      (210,000)     (651,000)
  Changes in operating assets and liabilities:
      Trade and other accounts receivable                                              (7,762,000)  (16,105,000)     (474,000)
      Inventories                                                                         661,000    (2,332,000)     (103,000)
      Prepaid expenses and other current assets                                          (332,000)     (525,000)     (304,000)
      Accounts payable                                                                  1,614,000     6,078,000       150,000
      Income taxes payable                                                                 84,000      (368,000)      348,000
      Accrued expenses and other current liabilities                                      786,000       930,000       (43,000)
                                                                                    -------------- ------------- -------------
          Net cash provided by (used in) operating activities                           2,951,000    (5,581,000)    4,367,000
                                                                                    -------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investment                                                                                    300,000
  (Increase) decrease in notes receivable                                                (532,000)      185,000       677,000
  Addition to other assets                                                               (535,000)     (632,000)     (259,000)
  Acquisition of businesses, net of cash acquired                                        (960,000)
  Additions to property, equipment and leaseholds                                      (2,516,000)   (1,574,000)   (1,933,000)
                                                                                    -------------- ------------- -------------
          Net cash used in investing activities                                        (4,543,000)   (2,021,000)   (1,215,000)
                                                                                    -------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  NET PROCEEDS FROM CONVERTIBLE DEBENTURES                                             26,280,000
  Payment of dividend on common stock                                                    (233,000)     (100,000)
  Proceeds from long-term debt                                                            464,000    10,752,000     2,876,000
  Reduction of long-term debt                                                         (13,316,000)   (2,443,000)   (5,902,000)
  Payment of dividend on preferred stock                                                                              (75,000)
  Issuance of common stock                                                                206,000       379,000     3,097,000
  Repurchase and retire preferred and common stock and warrants                          (820,000)   (1,475,000)   (1,917,000)
  Redemption by subsidiary of common stock
     owned by minority shareholder                                                                     (450,000)
                                                                                    -------------- ------------- -------------
          Net cash provided by (used in) financing activities                          12,581,000     6,663,000    (1,921,000)
                                                                                    -------------- ------------- -------------


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                     10,989,000      (939,000)    1,231,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                              831,000     1,770,000       539,000
                                                                                    -------------- ------------- -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                $11,820,000      $831,000    $1,770,000
                                                                                    ============== ============= =============

CASH PAID DURING THE YEAR:
  Interest                                                                             $1,515,000    $1,478,000    $1,080,000
  Income taxes                                                                         $2,671,000    $3,607,000    $2,477,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Direct financing for purchase of equipment and property                                             $435,000    $2,518,000
   Cancellation of a note receivable and other assets as
     consideration for the purchase of leasehold property                                                            $540,000
   Issuance of 225,000 common shares in exchange for
     the remaining minority interest of Mercury Air Cargo, Inc.                                      $1,406,000
  Issuance of Notes Payable for the acquisition of assets                              $2,016,000
  Issuance of 110,000 common shares in exchange for notes receivable                      732,000

          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                     Series A
                                                  Preferred Stock           Common Stock
                                              -----------------------   ---------------------     Additional
                                              Number of                  Number of                  Paid-in
                                                shares        Amount       shares      Amount       Capital
                                              ----------     --------   -----------   -------     -----------
BALANCE, June 30, 1993                           558,998        6,000     2,254,199    22,000       7,017,000
  Net income
  Cash Dividend on Series A Preferred Stock
  Repurchase and retire Preferred Stock          (80,256)      (1,000)                               (640,000)
  Series A Preferred Stock converted into
    Common Stock                                (478,742)      (5,000)    1,914,968    19,000         (14,000)
  Repurchase and retire Common Stock                                       (169,200)   (1,000)       (264,000)
  Common Stock issued on exercise of
    warrants and options                                                    905,812     9,000       3,088,000
                                               ---------      -------     ---------   -------     -----------
BALANCE, June 30, 1994                                 0            0     4,905,779    49,000       9,187,000
  Net income
  Cash Dividend on Common Stock
  Repurchase and retire Common Stock                                       (236,300)   (2,000)       (450,000)
  Common Stock issued on exercise of
    warrants and options                                                    128,532     1,000         378,000
  Tax benefit from exercise of stock options                                                          217,000
  Common stock issued in exchange
    for the remaining minority interest of
    Mercury Air Cargo, Inc.                                                 225,000     2,000       1,404,000
  Issue 10% stock dividend                                                  501,246     5,000       4,256,000
                                               ---------      -------     ---------   -------     -----------
BALANCE, June 30, 1995                                 0           $0     5,524,257   $55,000     $14,992,000
                                               ---------      -------     ---------   -------     -----------

  Net income
  Cash Dividend on Common Stock
  Repurchase and retire Common Stock                                       (155,420)   (2,000)     (387,000)
  Common Stock issued on exercise of
    warrants and options                                                     35,350     1,000       125,000
  Tax benefit from exercise of stock options                                                         74,000
   Issue 10% Stock dividend                                                 549,134     5,000     5,417,000
  Retire treasury stock                                                                            (123,000)
  Common Stock sold to officers                                             100,000     1,000       812,000
  Foreign currency adjustment
                                               ---------        -----     ---------   -------   -----------
Balance, June 30, 1996                                 0        $0.00     6,053,321   $60,000   $20,910,000
                                               ---------        -----     ---------   -------   -----------



                                                                      Common Stock
                                                                      in Treasury
                                                                  --------------------      Cummulative       Notes
                                                     Retained     Number of                 translation     receivable
                                                     Earnings      shares       Amount       adjustment      officers
                                                    ----------    ---------    --------     -----------     ----------
BALANCE, June 30, 1993                               2,646,000     32,000      (155,000)
  Net income                                         2,995,000
  Cash Dividend on Series A Preferred Stock            (75,000)
  Repurchase and retire Preferred Stock               (475,000)
  Series A Preferred Stock converted into
    Common Stock
  Repurchase and retire Common Stock                  (536,000)
  Common Stock issued on exercise of
    warrants and options
                                                    ----------    -------      ---------
BALANCE, June 30, 1994                               4,555,000     32,000      (155,000)
  Net income                                         4,307,000
  Cash Dividend on Common Stock                       (100,000)
  Repurchase and retire Common Stock                (1,022,000)
  Common Stock issued on exercise of
    warrants and options
  Tax benefit from exercise of stock options
  Common stock issued in exchange
    for the remaining minority interest of
    Mercury Air Cargo, Inc.
  Issue 10% stock dividend                          (4,261,000)     3,200
                                                    ----------    -------      ---------
BALANCE, June 30, 1995                              $3,479,000     35,200      (155,000)
                                                    ----------    -------      ---------

  Net income                                         4,680,000
  Cash Dividend on Common Stock                       (233,000)
  Repurchase and retire Common Stock                  (431,000)
  Common Stock issued on exercise of
    warrants and options
  Tax benefit from exercise of stock options
   Issue 10% Stock dividend                         (5,423,000)
  Retire treasury stock                                (32,000)   (35,200)      155,000
  Common Stock sold to officers                                                                               (732,000)
  Foreign currency adjustment                                                               (46,000)
                                                    ----------    -------      --------    --------          ---------
Balance, June 30, 1996                              $2,040,000          0            $0    ($46,000)         ($732,000)
                                                    ==========    =======      ========    ========          =========

          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        THREE YEARS ENDED JUNE 30, 1996


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

         Cost in Excess of Net Assets Acquired

         Cost in excess of net assets acquired arose in the acquisitions of Maytag Aircraft Corporation, a wholly-owned subsidiary, in 1984, the minority interest in Mercury Air Cargo, Inc. in November 1994, Excel Cargo, Inc. in September 1995 and Floracool, Inc. in 1996. Such costs are being amortized on the straight-line method over 15- 40 years.
         The

         Company assesses recoverability on a periodic basis. Factors included in evaluating recoverability include historical earnings and projected future earnings of the operations.

         Foreign Currency Translation.

         Assets and liabilities of the Company's foreign subsidiary are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date and, where appropriate, at historical rates of exchange. Income and expense accounts are translated at the weighted average rate in effect during the year. The aggregate effect of translating the financial statements of the foreign subsidiary is included as a separate component of stockholders' equity. Foreign exchange gains (losses) were not significant during the year ended June 30, 1996.

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

         Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates.

         New Accounting Standards

         Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, " requires that certain long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company adopted SFAS No. 121 in 1996, the effect of which was not significant.

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company plans to continue accounting for stock- based compensation under Accounting Principles Board Opinion No. 25," Accounting for Stock Issued to Employees," and related interpretations as permitted by SFAS No.123. Beginning in 1997, under SFAS No. 123, the Company will disclose pro forma net income and earnings per share as if the fair value method of accounting for stock-based compensation had been elected, for all awards granted in fiscal years 1996 and 1997.


Note 2 - Related Party Transactions:

         Twenty percent of Mercury Air Cargo, Inc. ("MAC"), a subsidiary of the Company, was owned by a company which is wholly-owned by an executive officer of Mercury Air Group, Inc. The minority interest share in the net income of MAC resulting from this ownership amounted to $95,000
         (1995) and $246,000 (1994). In November 1994, the Company acquired the remaining minority interest from the executive officer. The transaction included a redemption of 5% in exchange for $450,000 in cash and acquisition of the remaining 15% through the issuance of 272,250 common shares (after adjustment for two 10% stock dividends) valued at $1,406,000 ($5.16 per share) for a total consideration of $1,856,000. The acquisition of the minority interest has been accounted for as a purchase and, accordingly, the excess of the cost over the book value ($1,019,000) of the shares acquired is included in other assets in the accompanying consolidated balance sheet at June 30, 1996. (See Note 4).
 .

Note 3 - Property, Equipment and Leaseholds:

         Property, equipment and leaseholds consist of the following:

                                                                                               June 30
                                                                                               -------
                                                                                        1996             1995
                                                                                        ----             ----
         Land, buildings and leasehold improvements                                 $ 17,813,000     $ 16,187,000
         Equipment, furniture and fixtures                                            19,248,000       16,391,000
         Construction in progress                                                        133,000           32,000
                                                                                    ------------     ------------
                                                                                      37,194,000       32,610,000
         Less accumulated depreciation and amortization                              (22,491,000)     (20,391,000)
                                                                                    ------------     ------------
                                                                                    $ 14,703,000     $ 12,219,000
                                                                                    ============     ============


Note 4 - Other Assets:

         Other assets consist of the following:

                                                                                       June 30
                                                                                       -------
                                                                                1996             1995
                                                                                ----             ----
         Cost in excess of net assets acquired                                $ 2,341,000      $1,466,000
         Capitalized loan fees (Note 7)                                         1,777,000
         Deferred lease cost                                                       13,000          26,000
         Other assets                                                           1,300,000         698,000
         Loans to officers                                                        297,000         410,000
                                                                              -----------      ----------
                                                                              $ 5,728,000      $2,600,000
                                                                              ===========      ==========

         Cost in excess of net assets acquired includes $802,000 which arose from the Company's acquisition of the outstanding minority interest in MAC in November 1994 (See Note 2), $768,000 from the Company's acquisition of Excel Cargo, Inc. in September 1995 (See Note 9) and $150,000 from the Company's acquisition of Floracool, Inc. in January 1996. (See Note 9).

         In 1991, four executive officers of the Company each agreed to purchase 121,000 (after adjustment for the 10% stock dividends) shares of the Company's stock from a company owned by the Chairman and Chief Executive Officer at $2.48 per share pursuant to a Stock Purchase Agreement ("Agreement"). The officers each paid $30,000 in cash, or $120,000, with the remaining aggregate purchase price of $1,080,000 to be paid over a five year period ending in 1996. As part of the Agreement to purchase the stock, the Company agreed to loan the executives the $1,080,000 in quarterly installments. Beginning in 1994, one fifth of the amount ultimately to be loaned will be forgiven each year over a five year period ending in 1998 provided each of the officers remains in the employ of the Company.

         In 1994, a fifth executive officer of the Company purchased 121,000 shares (after adjustment for the 10% stock dividend) of the Company's stock from a company owned by the Chairman and Chief Executive Officer at $2.48 per share pursuant to a Stock Purchase Agreement similar to the agreements above. The officer paid $30,000 in cash with the remaining purchase price of $270,000 to be paid over a five year period ending in 1998. The Company agreed to loan the executive the $270,000 in quarterly installments. Beginning in 1996, one fifth of the amount to be loaned, or $54,000, will be forgiven each year over a five year period ending in 2000 provided the officer remains in the employ of the Company.

         For accounting purposes, the amounts subject to forgiveness of $1,080,000 and $270,000 are being treated as additional compensation over the seven year period from the date of the Agreements through 1998 and 2000, respectively. The loans to officers are increased by actual amounts advanced by the Company and are decreased annually, by one-seventh of the amount to be forgiven, or approximately $154,000 in fiscal 1994, $140,000 in 1995, and $154,000 in fiscal 1996. In July
         1995, one of the executive officers resigned resulting in the elimination of any future forgiveness with respect to that officer's loan. In August 1995, the Company repurchased this officer's stock for $453,000, less the balance outstanding on the loan.


Note 5 - Accrued Expenses and Other Current Liabilities:

         Accrued expenses and other current liabilities consist of the following:

                                                                             June 30
                                                                             -------
                                                                      1996             1995
                                                                      ----             ----
                      Salaries and wages                           $ 1,633,000       $ 1,918,000
                      Other                                          2,161,000         1,090,000
                                                                   -----------       -----------
                                                                   $ 3,794,000       $ 3,008,000
                                                                   ===========       ===========


   Note 6 - Income Taxes:

         The provision for taxes on income  consists of the following:

                                                                            Year ended June 30
                                                                            ------------------
                                                                    1996           1995          1994
                                                                    ----           ----          ----
         Federal, current                                        $ 2,160,000    $2,565,000    $ 2,262,000
         State, current                                              678,000       650,000        563,000
                                                                 -----------    ----------    -----------
                                                                   2,838,000     3,215,000      2,825,000
         Deferred, primarily federal                                 248,000      (210,000)      (651,000)
                                                                 -----------    -----------   -----------
           Net provision                                         $ 3,086,000    $3,005,000    $ 2,174,000
                                                                 ===========    ==========    ===========


         Deferred taxes arise from the recognition of certain items of revenue and expense for tax purposes in years different from those in which they are recognized in the financial statements.

         Major components of deferred tax assets and liabilities were as follows:


                                                                     June 30
                                                                     -------
                                                           1996                 1995
                                                           ----                 ----
         Depreciation/amortization                     $ 120,000             $ 150,000
         Deferred and prepaid expenses                   578,000               275,000
         State income taxes                             (230,000)             (209,000)
         Allowance for doubtful accounts                (324,000)             (244,000)
         Miscellaneous                                   112,000                36,000
                                                       ---------             ---------
                                                       $ 256,000             $   8,000
                                                       =========             =========


         The reconciliation of the federal statutory rate to the Company's effective tax rate on income is summarized as follows:


                                                                    Year ended June 30
                                                                    ------------------
                                                            1996           1995             1994
                                                            ----           ----             ----
         Computed "expected" tax rate                        34%            34%              34%
         State income taxes, net of
           federal income tax benefit                         6              6                6
         Other                                                -              1                2
                                                            ---            ---              ---
         Effective rate                                      40%            41%              42%
                                                            ===            ===              ===


Note 7 - Long-term Debt:


         Long-term debt consists of the following:

                                                                           June 30
                                                                           -------
                                                                    1996             1995
                                                                    ----             ----
         Notes payable to banks                                  $ 3,390,000      $14,870,000

         Convertible subordinated debentures, interest
            only at 7.75%, due February 2006                      28,115,000

         Installment notes, payable to financial
           institutions in monthly installments
           aggregating approximately $78,000 at
           June 30, 1996 including interest from
           7.23% to 11.85%, collateralized by
           certain assets of the Company and
           maturing from 1996 through 2002.                        1,791,000        2,075,000

         Convertible subordinated debentures to seller
           of Excel Cargo in monthly installments of
           $29,009 including interest at 8.5%, collateralized
           by property acquired, maturing in September 2003        1,895,000

         Mortgage payable to financial institution
           in monthly principal installments of
           $9,750 plus interest at 7.5% per annum,
           collateralized by land and building,
           maturing in April 2004.                                   917,000        1,034,000

         Mortgage payable to financial institution in
          monthly installments of $4,447 including
          interest at 9% per annum, collateralized by
          land and building, maturing in May 2010.                   420,000          434,000

         Note payable to seller of assets and
           leasehold at Bakersfield, California
           due in December 2004, interest at prime
           (8.25% at June 30, 1996), collateralized
           by property acquired, which is principally
           a leasehold.                                              956,000        1,017,000

         Note payable to seller of assets and
           leasehold at Bakersfield, California
           due in November 1997, interest at 10%.                     79,000          126,000

         Other                                                                        155,000
                                                                 -----------      -----------
                                                                  37,563,000       19,711,000
         Less current portion                                      2,555,000        2,607,000
                                                                 -----------      -----------

                                                                 $35,008,000      $17,104,000
                                                                 ===========      ===========


         Notes payable to banks at June 30, 1996 consists principally of a term loan in the amount of $3,384,000, which is payable in monthly payments of approximately $125,000 plus interest at prime plus 3/4% or LIBOR + 2 1/4% and is scheduled to mature in August 1998. At June 30, 1996 the Company also has a revolving credit line that matures in October 1997, bears interest at prime plus 1/2% or LIBOR + 2% and permits borrowing of up to $16,000,000 subject to available eligible collateral. At June 30, 1996, there was $6,000 in outstanding borrowings under the credit line. The term loan and line of credit are collateralized by substantially all of the Company's assets.

         On January 31, 1996, pursuant to a public offering, the Company issued $28,115,000 principal amount of 7 3/4% convertible subordinated debentures due February 1, 2006. The debentures are convertible into shares of the Company's common stock at a price of $9.1182 per share (adjusted for the 10% stock dividend paid on May 1, 1996). Costs and fees, including underwriting discount and commissions, totaled approximately $1,835,000 and are included in other assets (See Note
         4). Capitalized loan fees are being amortized over the life of the debentures.

         Certain debt agreements contain provisions that require: the maintenance of certain financial ratios, minimum tangible net worth (as defined ) and minimum working capital levels and limit payments of dividends on common stock to $350,000 annually, annual capital expenditures and payments under operating leases.

         Long-term debt payable subsequent to June 30, 1996 is as follows:


                                  1997              $2,555,000
                                  1998               2,245,000
                                  1999               1,544,000
                                  2000                 582,000
                                  2001                 582,000
                            Thereafter              30,055,000
                                                   -----------
                                                   $37,563,000
                                                   ===========


Note 8 - Common Stock:

         The Company has 18,000,000 authorized shares of common stock having a par value of $0.01 per share.

         The Company has reserved 3,939,389 shares of common stock of which 237,218 shares relate to the 1990 Long-Term Incentive Plan; 282,300 shares relate to the 1990 Directors' Stock Option Plan, 162,800 shares relate to special option grants made outside the Company's option plans and 3,257,071 shares relate to convertible debentures.


         A summary of stock option activity is as follows:

                                                    Option Prices       Long-Term     Option Prices    Directors' Stock
                                                                      Incentive Plan                       Option Plan
Outstanding June 30, 1993                            2.125- 3.38          175,000     1.875 - 3.00           90,000
Granted                                                    3.688           25,000            3.688           40,000

Exercised                                            2.125- 2.25          (32,500)    1.875 - 2.25          (13,000)
                                                                          -------                           -------

Outstanding June 30, 1994                             2.13-3.688          167,500     1.875 - 3.69          117,000
Granted                                                                                       7.00           40,000

Exercised                                            2.125- 2.25          (54,700)    2.125 - 3.00          (30,500)
                                                                          -------                           -------

                                                     2.125-3.688          112,800     1.875 - 7.00          126,500

10% Stock Dividend                                                         11,280                           12,650
                                                                          -------                           -------

Outstanding June 30, 1995                             1.93- 3.35          124,080      1.70 - 6.36          139,150
Granted                                              7.613-8.977           76,000            8.977           44,400

Cancelled                                                   3.35          (11,000)

Exercised                                                   1.93           (3,000)       1.93-6.36          (21,250)
                                                                          -------                           -------

                                                      1.93- 9.97          186,080        1.70-9.97          162,300

10% Stock Dividend                                                         18,608                            16,230

Exercised                                                                  (5,200)                           (5,900)
                                                                          -------                           -------

Outstanding June 30, 1996                            1.754-8.977          199,488      1.545-8.977          172,630
                                                                          =======                           =======


         At June 30, 1996, options to purchase 125,000 shares at prices ranging from $1.55 to $5.78 are exercisable under the Directors' Stock Option Plan. All of the options outstanding under the Long-Term Incentive Plan are exercisable.

         On January 21, 1993, a special option grant for 121,000 shares at $1.93 was made and is exercisable at June 30, 1996. On August 9, 1993 a special option grant for 11,000 shares at $2.84 was made and such option was exercised in March, 1995.

         During fiscal 1996, the Company sold 110,000 shares of its common stock to two officers for $812, 500. The officers each paid $40,000 in cash and issued promissory notes for the balance of the purchase price which totalled $732,500. The notes are payable over ten years and due in 2006.

         All amounts have been restated to include the 10% stock dividend paid on May 1, 1996.


Note 9- Acquisitions:

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
                                                                   ==========

         In February 1996, the Company acquired all of the issued and outstanding stock of Floracool, Inc., a cargo handling company in Florida, for $250,000 cash, which included goodwill of $150,000.

Note 10- Commitments and Contingencies:

         Leases

         The Company is obligated under noncancellable operating leases. Certain leases include renewal clauses and require payment of real estate taxes, insurance and other operating costs. Total rental expense on all such leases for the fiscal years 1996, 1995 and 1994 was approximately $3,477,000, $2,502,000 and $2,265,000, respectively, net of sublease income of approximately $230,000 annually. The minimum annual rentals on all noncancellable operating leases having a term of more than one year at June 30, 1996 are as follows:

                  1997                                     $ 2,116,000
                  1998                                       3,135,000
                  1999                                       4,032,000
                  2000                                       3,306,000
                  2001                                       2,601,000
                  Thereafter                                 2,383,000
                                                           -----------
                  Total minimum payments required          $17,573,000
                                                           ===========


         Subsequent to June 30,1996, the Company entered into noncellable operating leases at five additional locations (See Note 13). The minimum annual rentals associated with these operating leases are:


                  1997                                     $   795,000
                  1998                                         955,000
                  1999                                         955,000
                  2000                                         942,000
                  2001                                         914,000
                  Thereafter                                 9,820,000
                                                           -----------
                  Total minimum payments required          $14,381,000
                                                           ===========


         Litigation

         The Company is also a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a significant effect of the financial statements.

Note 11 - Major Customers and Foreign Customers:

         Revenues from the United States government amounted to approximately 6%, 9% and 16% for fiscal 1996, 1995 and 1994, respectively.

         The Company does business with a number of foreign airlines, principally in the sale of aviation fuels. For the most part, such sales are made within the United States and utilize the same assets and generally the same personnel as are utilized in the Company's domestic business. Revenues related to these foreign airlines amounted to approximately 37%, 39% and 45% of consolidated revenues for the years ended June 30, 1996, 1995 and 1994, respectively.


Note 12 - Earnings Per Share:

         Primary earnings per common share is computed by dividing net income available to common stockholders, which gives effect to the cash portion of the cumulative dividend on preferred stock, by the weighted average number of common stock and common stock equivalents outstanding during the period. Options granted to purchase 494,218 shares of common stock under the Company's Long-Term Incentive Plan and Directors' Stock Option Plan at exercise prices ranging from $1.55 to $ 8.98 were included as common stock equivalents in fiscal 1996 for purposes of computing primary earnings per share.



                                                        Fully Diluted      Primary
                                                        -------------     ---------
           Weighted average number of common shares
             outstanding during the period                5,963,954       5,963,954

           Common stock equivalents resulting from the
             assumed exercise of stock options              254,603         254,603
                                                          ---------       ---------

           Weighted average number of common and
             common equivalent shares outstanding
             during the period                            6,218,557       6,218,557
                                                          ---------       =========

           Common shares resulting from the assumed
              conversion of debentures                    1,331,952
                                                          ---------
                                                          7,550,509
                                                          =========


         Weighted average outstanding shares and earnings per share have been
         retroactively restated   to reflect  the 10% stock dividend paid on
         May 1, 1996 which amounted to the issuance of 549,134 shares.

         Interest expense on the convertible debentures of $581,000, net of income tax, has been added back to net income for purposes of computing fully diluted earnings per share for the year ended June 30, 1996.


Note 13 - Subsequent Event

         On August 28, 1996 the Company completed the acquisition of certain assets of five FBOs. The purchase price for the assets was $8,250,000 which consisted of $4,350,000 in cash and a promissory note in the principal amount of $3,900,000, bearing interest at the prime rate and payable over eight years.

Note 14 - Quarterly Financial Data (Unaudited):


                                                                      EARNINGS  PER SHARE
                                                                      --------------------
                              SALES AND                                           FULLY
                               REVENUES    GROSS MARGIN   NET INCOME   PRIMARY   DILUTED
                            -------------- ------------- ------------ --------- ----------
FISCAL YEAR JUNE 30, 1996
- --------------------------

     FIRST QUARTER            $51,880,000    $4,597,000   $1,232,000     $0.20      $0.20

     SECOND QUARTER            55,396,000     4,861,000    1,386,000      0.21       0.21

     THIRD QUARTER             57,255,000     4,263,000      877,000      0.14       0.13

     FOURTH QUARTER            60,843,000     4,693,000    1,185,000      0.19       0.16
                             ------------   -----------   ----------     -----      -----

FISCAL YEAR JUNE 30, 1996    $225,374,000   $18,414,000   $4,680,000     $0.75      $0.70
                             ============   ===========   ==========     =====      =====



FISCAL YEAR JUNE 30, 1995
- --------------------------

     FIRST QUARTER            $35,554,000    $3,851,000   $1,002,000     $0.16      $0.16

     SECOND QUARTER            49,165,000     4,444,000    1,200,000      0.19       0.19

     THIRD QUARTER             50,002,000     4,038,000    1,003,000      0.16       0.16

     FOURTH QUARTER            48,279,000     4,240,000    1,102,000      0.17       0.17
                             ------------   -----------   ----------     -----      -----

FISCAL YEAR JUNE 30, 1995    $183,000,000   $16,573,000   $4,307,000     $0.69      $0.69
                             ============   ===========   ==========     =====      =====


                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                        THREE YEARS ENDED JUNE 30, 1996




                                                                Additions
                                                      -----------------------------
                                                           (1)             (2)
                                         Balance at    charged to      charged to                       Balance
                                         beginning     costs and      other accounts-                    at end
Classification                           of period      expenses        describe      Deductions       of period
- ------------------------------------   -------------- -------------   ------------- --------------    ------------
 1996
- ------

Allowance for doubtful accounts             $610,000      $945,000 (C)                  ($746,000)(a)    $809,000
                                       =============   ===========     ===========   ============      ==========


 1995
- ------

Allowance for doubtful accounts             $508,000      $905,000 (C)                  ($803,000)(a)    $610,000
                                       =============   ===========     ===========   ============      ==========

 1994
- ------

Allowance for doubtful accounts              $83,000      $624,000 (b)                  ($199,000)(a)    $508,000
                                       =============   ===========     ===========   ============      ==========





  (a)  Accounts receivable write-off
  (b) Included in the $624,000 is $324,000 charged to selling, general and administrative expenses and $300,000 recorded as a reduction to revenues.
  (c)  Amount charged to selling, general and administrative expense.