Form 10-Q
period 1996-09-30
MERCURY AIR GROUP INC
filed 1996-11-08
CIK 52532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the quarterly period ended September 30, 1996

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

                              YES X        No_____

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



                                             Number of Shares Outstanding
              Title                              As of November 1, 1996
              -----                              ----------------------
  Common Stock, $.01 Par Value                          6,007,721

                        PART I - FINANCIAL INFORMATION

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                  ASSETS                                                      SEPTEMBER 30,     JUNE 30,
                                                                                  1996            1996
                                                                             --------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                     $ 4,693,000   $11,820,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $1,084,000 at 9/30/96 and $809,000 at 6/30/96                    50,951,000    41,377,000
  Notes receivable - current portion                                                465,000       560,000
  Inventories, principally aviation fuel                                          2,657,000     2,623,000
  Prepaid expenses and other current assets                                       1,904,000     2,154,000
                                                                                ------------  -----------
    Total current assets                                                         60,670,000    58,534,000

PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated
  depreciation and amortization of $23,201,000 at 9/30/96 and
  $22,491,000 at 6/30/96  (Note 3)                                               22,924,000    14,703,000
NOTES RECEIVABLE, net of current portion                                            144,000       158,000
OTHER ASSETS                                                                      6,368,000     5,728,000
                                                                                ------------  -----------
                                                                                $90,106,000   $79,123,000
                                                                                ===========   ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                              $21,292,000   $15,080,000
  Accrued expenses and other current liabilities                                  2,464,000     3,794,000
  Income taxes payable (Note 2)                                                     953,000       198,000
  Current portion of long-term debt                                               2,531,000     2,555,000
                                                                                ------------  -----------
    Total current liabilities                                                    27,240,000    21,627,000

LONG-TERM DEBT (Note 3)                                                          39,196,000    35,008,000
DEFERRED INCOME TAXES                                                               256,000       256,000
                                                                                ------------  -----------
                                                                                 66,692,000    56,891,000
                                                                                ------------  -----------


STOCKHOLDERS' EQUITY:
    Preferred Stock - $.01 par value; authorized 3,000,000 shares;
       no shares outstanding
    Common Stock - $ .01 par value; authorized 18,000,000 shares;
       outstanding 6,024,721 shares 9/30/96;
       outstanding 6,053,321 shares 6/30/96                                          60,000        60,000
    Additional Paid-in Capital                                                   20,808,000    20,910,000
    Retained Earnings                                                             3,254,000     2,040,000
    Notes Receivable-Officers                                                      (662,000)     (732,000)
    Cumulative translation adjustment                                               (46,000)      (46,000)
                                                                                ------------  -----------
        Total stockholders' equity                                              $23,414,000   $22,232,000
                                                                                ------------  -----------
                                                                                $90,106,000   $79,123,000
                                                                                ===========   ===========



          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                  THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                               -------------------------
                                                                   1996          1995
                                                               -------------------------
Sales and Revenues:
  Sales                                                        $56,851,000   $42,214,000
  Service Revenues                                              12,532,000     9,666,000
                                                               -----------   -----------
                                                                69,383,000    51,880,000
Costs and Expenses:
  Cost of Sales                                                 52,657,000    38,747,000
  Operating Expenses                                            11,154,000     8,536,000
                                                               -----------   -----------
                                                                63,811,000    47,283,000
                                                               -----------   -----------

      Gross Margin (Excluding depreciation and amortization)     5,572,000     4,597,000

  Selling, General and Administrative                            1,746,000     1,473,000
  Depreciation and Amortization                                    809,000       623,000
                                                               -----------   -----------
      Operating Income                                           3,017,000     2,501,000
                                                               -----------   -----------

Other Expenses (Income):
  Interest Expense                                                 797,000       437,000
  Interest Income                                                 (132,000)      (12,000)
                                                               -----------   -----------

Income Before Provision for Income Taxes                         2,352,000     2,076,000
Provision for Income Taxes                                         940,000       844,000
                                                               -----------   -----------

Net Income                                                     $ 1,412,000    $1,232,000
                                                               ===========   ===========


Net Income Per Common Share and
  Common Equivalent Share (Primary) (Note 4)                         $0.22         $0.20
                                                               ===========   ===========

Net Income Per Common Share-Assuming
  Full Dilution (Note 4)                                             $0.19         $0.20
                                                               ===========   ===========



          See accompanying notes to consolidated financial statements.

                  MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                     THREE MONTHS ENDED SEPTEMBER 30
                                                                           1996            1995
                                                                       -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $ 1,412,000    $ 1,232,000
  Adjustments to derive cash flow from
   Operating activities:
      Depreciation and amortization                                         809,000        623,000
      Amortization of officers' loans                                        39,000         39,000
  Changes in operating assets and liabilities:
      Trade and other accounts receivable                                (9,574,000)    (2,377,000)
      Inventories                                                           (34,000)       212,000
      Prepaid expenses and other current assets                             250,000        249,000
      Accounts payable                                                    6,212,000      1,721,000
      Income taxes payable                                                  755,000        732,000
      Accrued expenses and other current liabilities                     (1,330,000)    (1,095,000)
                                                                        -----------    -----------
          Net cash provided by (used in) operating activities            (1,461,000)     1,336,000
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (Increase) in notes receivable                                   179,000        (71,000)
  Addition to other assets                                                 (760,000)      (640,000)
  Additions to property, equipment and leaseholds                        (5,049,000)      (561,000)
                                                                        -----------    -----------
          Net cash used in investing activities                          (5,630,000)    (1,272,000)
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                              897,000      1,829,000
  Reduction of long-term debt                                              (633,000)    (1,327,000)
  Payment of dividend on common stock                                       (76,000)       (55,000)
  Repurchase and retire common stock                                       (228,000)      (820,000)
  Proceeds from issuance of common stock                                      4,000          7,000
                                                                        -----------    -----------
          Net cash used in financing activities                             (36,000)      (366,000)
                                                                        -----------    -----------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                       (7,127,000)      (302,000)

CASH AND CASH EQUIVALENTS, beginning of period                           11,820,000        831,000
                                                                        -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                $ 4,693,000    $   529,000
                                                                        ===========    ===========

CASH PAID DURING THE PERIOD:
  Interest                                                              $ 1,311,000    $   437,000
  Income taxes                                                             $185,000    $   112,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of Notes Payable for the acquisition of assets             $ 3,900,000    $ 2,016,000




          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

                                  (Unaudited)

Note 1 - Basis of Presentation:

                 The accompanying unaudited financial statements reflect all adjustments (consisting of normal, recurring accruals only) which are necessary to fairly present the results for the interim periods. Such financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1996 and the notes thereto. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of results for the full year.


Note 2 - Income Taxes:

                 Income taxes have been computed based on the estimated annual effective tax rate for the respective years.

Note 3 - Acquisition of Assets:

                 On August 28, 1996, the Company completed the acquisition of certain assets of five FBOs. The purchase price for the assets was $8,250,000 which consisted of $4,350,000 in cash and a promissory note in the principal amount of $3,900,000, bearing interest at the prime rate and payable over eight years. The purchase price of $8,250,000 is included in Property, Equipment and Leaseholds.

Note 4 - Earnings Per Share:

                   Earnings per Common Share is computed by dividing net income available to common stockholders, by the weighted average number of Common Stock and Common Stock equivalents outstanding during the period.

                                                                                         1996          1995
                                                                                      ---------     ---------
                            Weighted average number of Common
                            Shares outstanding during the period                      6,048,000     5,957,000



                            Common  Stock equivalents resulting
                            from the assumed exercise of stock
                            options                                                     231,000       265,000
                                                                                      ---------     ---------

                            Weighted average number of common
                            and common equivalent shares outstanding
                            during the period - primary                               6,279,000     6,222,000


                            Common shares resulting from the assumed
                            conversion of debentures                                  3,215,000         --
                                                                                      ---------     ---------
                            Fully diluted weighted average number of
                            common and common equivalent shares
                            outstanding during the period                             9,494,000     6,222,000
                                                                                      =========     =========

Interest expense on the convertible debentures of $345,000, net of income tax, has been added back to net income for purposes of computing fully diluted earnings per share for the three months ended September 30, 1996.

Item 7.                MANAGEMENTS DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995


         The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company's four operating units, as well as selected other financial statement data.


                                                             Three Months Ended September 30,


                           ($ in millions)              1996                                    1995

                                               Amount        % of Total                Amount        % of Total
                                                              Revenues                                Revenues
         Revenues:

         Fuel Sales and Services                 $54.3            78.3%                  $41.1            79.3%

         Cargo Operations                          4.9             7.1%                    2.9             5.6%

         Goverment Contract Services               3.6             5.2%                    3.6             6.8%

         FBOs                                      6.6             9.4%                    4.3             8.3%
                                             ----------      ----------              ----------      ----------
         Total Revenues                          $69.4           100.0%                  $51.9           100.0%
                                             ----------      ----------              ----------      ----------


                                                             % of Unit                               % of Unit
                                               Amount         Revenues                 Amount        Revenues
         Gross Margin (1):

         Fuel Sales and Service                   $2.3             4.3%                   $2.0             4.7%

         Cargo Operations                          1.5            30.4%                    0.9            32.1%

         Goverment Contract Services               0.8            20.2%                    0.9            24.7%

         FBOs                                      1.0            15.6%                    0.8            19.5%
                                             ----------      ----------              ----------      ----------
                  Total Gross Margin              $5.6             8.0%                   $4.6             8.9%
                                             ----------                              ----------



                                                             % of Total                              % of Total
                                               Amount         Revenues                 Amount         Revenues
         Selling, General and Administrative      $1.7             2.5%                   $1.5             2.8%

         Depreciation and Amortization             0.8             1.2%                    0.6             1.2%

         Interest Expense and Other                0.7             0.9%                    0.4             0.9%
                                             ----------      ----------              ----------      ----------

         Income before Income Taxes                2.4             3.4%                    2.1             4.0%

         Provision for Income Taxes                1.0             1.4%                    0.9             1.6%
                                             ----------      ----------              ----------      ----------

         Net Income                               $1.4             2.0%                   $1.2             2.4%
                                             ----------      ----------              ----------      ----------


         (1) Gross Margin as used here and throughout Management's Discussion excludes depreciation and amortization and selling, general and administrative expense.

Three Months ended September 30, 1996 Compared to September 30, 1995.

Revenue increased 33.7% to $69.4 million in the current period from $51.9 million a year ago. Gross margin increased 21.2% to $5.6 million in the current period from $4.6 million a year ago.

Revenues from fuel sales and services represented 78.3% of total revenues in the current period compared to 79.3% of total revenues a year ago. Revenues from fuel sales and services increased to $54.3 million from $41.1 million last year. The increase in revenues from fuel sales and services was due to both an increase in the number of gallons sold and an increase in the price of fuel. Gross margin from fuel sales and services in the current period increased 19.7% to $2.3 million from $2.0 million a year ago. The increase in gross margin from fuel sales and services in the current period compared to last year was attributable primarily to an increase in the number of gallons sold. Revenues and operating income from fuel sales and services included the activities of Mercury's contract fueling business, as well as activities from a number of other commercial services including the provision of certain refueling services, non-aviation fuel brokerage and other services managed at LAX as part of Mercury's fuel sales and services operations.

Revenues from cargo operations in the current period increased 68.7% to $4.9 million from $2.9 million a year ago. This increase was due in part to the acquisitions of Excel Cargo, Inc. and Floracool, Inc, during fiscal 1996 and due in part to a general increase in the volume of business from existing accounts. Gross margin from cargo operations in the current period increased 60.0% to $1.5 million from $0.9 million in the year ago period due to higher revenues.

Revenues from government contract services in the current period were unchanged at $3.6 million from the year ago period. Gross margin from government contract services in the current period decreased 17.2% to $0.8 million from $0.9 million last year due to more competitive pricing and a lower number of active contracts.

Revenues from FBOs increased by 52.4% in the current period to $6.6 million from $4.3 million a year ago due in part to an increase from existing locations and due to the addition of five new locations effective August 29, 1996. Gross margin increased 21.6% in the current period to $1.0 million from $0.8 million last year. The increase was attributable to higher revenues.

Selling, general and administrative expenses in the current period increased 18.5% to $1.7 million from $1.5 million in last year's period. The increase was primarily due to higher compensation expense and higher professional fees.

Depreciation and amortization expense in the current period increased 29.9% to $809,000 from $623,000 a year ago due to acquisitions including Excel and Floracool in fiscal 1996 and the five FBO locations in August 1996.

Interest expense (net) in the current period increased 56.5% to $0.67 million from $0.43 million last year. The increase was due to significantly higher average outstanding borrowing in the current period principally related to the Company's $28 million convertible debentures offering in February 1996.


Income tax expense approximated 40.0% of pre-tax income in the current period and 40.7% a year ago, reflecting the expected effective annual tax rate.


LIQUIDITY AND CAPITAL RESOURCES

Until issuance of the convertible subordinated debentures in February 1996, Mercury had historically financed its operations primarily through operating cash flow and borrowings under its revolving line of credit ( the "Revolver"). Mercury's cash balance at September 30, 1996 totalled $4,693,000.

Net cash used in operating activities totaled $1,461,000 during the period ended September 30, 1996. During this period, the primary sources of net cash provided by operating activities was net income plus depreciation and amortization totaling $2,221,000, an increase in accounts payable of $6,212,000 and an increase in income taxes payable of $755,000. The primary uses of cash for operating activities in this period was an increase in accounts receivable of $9,574,000 and a decrease in accrued expenses and other current liabilities of $1,330,000.

Net cash used in investing activities totaled $5,630,000 during the current period. The primary use of cash from investing activities included additions to property, equipment and leaseholds of $5,049,000, principally related to the acquisition of certain assets of five FBOs, and additions to other assets of $760,000.

Net cash used in financing activities totaled $36,000 during the current period. The primary source of cash from financing activities during this period was borrowing of $897,000. The primary use of cash in financing activities was the reduction in long-term debt of $633,000 and repurchases of 30,600 shares of common stock totaling $228,000, or $7.45 per share.

On January 31, 1996, the Company issued $28,115,000 principal amount of 7 3/4% convertible subordinated debentures due February 1, 2006. The debentures are convertible into shares of the Company's Common Stock at a price of $9.1182 per share.


Mercury's credit facility consists of the Revolver and the Term Loan. The credit facility is secured by substantially all of Mercury's assets. The original principal balance of the Term Loan was

$7,500,000, of which $ 3,059,000 was outstanding as of September 30, 1996. The Term Loan is amortized and paid on a monthly basis and matures in August 1998. Pursuant to the Revolver, funds may be obtained in an amount equal to the value of up to 85% of Mercury's eligible receivables, as determined by the lender, up to an aggregate of $16,000,000 with an initial term maturing in October 1997, subject to renewal by the parties. At September 30, 1996, Mercury had approximately $157,000 of borrowings under the Revolver and had approximately $15,000,000 of additional borrowing availability based on the 85% of eligible receivables test.

During this period, Mercury repurchased 30,600 shares of Common Stock at a total cost of approximately $228,000. Management is currently authorized by Mercury's board of directors and under Mercury's loan agreements to repurchase up to an additional approximately $1,772,000 in Common Stock.


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


The Company's only significant contract or commitment is for the purchase of equipment or installation of facilities relating to the remodeling and reconstruction of a 174,000 square foot cargo warehouse at a cost not to exceed $6,000,000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       Mercury Air Group, Inc.
                                       Registrant





                                       -----------------------------------
                                       Seymour Kahn
                                       Chairman and Chief
                                       Executive Officer






                                       -----------------------------------
                                       Randy Ajer
                                       Secretary/Treasurer
                                       Chief Accounting Officer




Date: November 7, 1996