Form 10-Q
period 1996-12-31
MERCURY AIR GROUP INC
filed 1997-02-12
CIK 52532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended December 31, 1996

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

                                    YES  X      No
                                        ---        ---

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                              Number of Shares Outstanding
           Title                                As of February 1, 1997
           -----                                ----------------------
Common Stock, $.01 Par Value                          6,007,721

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       DECEMBER 31,      JUNE 30
                                                                           1996            1996
                                                                       ------------    ------------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                            $  3,600,000    $ 11,820,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $1,320,000 at 12/31/96 and $809,000 at 6/30/96           53,128,000      41,377,000
  Notes receivable - current portion                                        388,000         560,000
  Inventories                                                             2,214,000       2,623,000
  Prepaid expenses and other current assets                               2,533,000       2,154,000
                                                                       ------------    ------------
    Total current assets                                                 61,863,000      58,534,000

PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated
 depreciation and amortization of $23,849,000 at 12/31/96 and
    $22,491,000 at 6/30/96  (Note 3)                                     26,357,000      14,703,000
NOTES RECEIVABLE, net of current portion                                                    158,000
OTHER ASSETS  (Note 3)                                                    6,807,000       5,728,000
                                                                       ------------    ------------
                                                                       $ 95,027,000    $ 79,123,000
                                                                       ============    ============
               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                     $ 22,384,000    $ 15,080,000
  Accrued expenses and other current liabilities                          4,364,000       3,794,000
  Income taxes payable (Note 2)                                                             198,000
  Current portion of long-term debt                                       2,761,000       2,555,000
                                                                       ------------    ------------
    Total current liabilities                                            29,509,000      21,627,000

LONG-TERM DEBT                                                           12,621,000       6,893,000
DEFERRED INCOME TAXES                                                       256,000         256,000
7 3/4% CONVERTIBLE SUBORDINATED DEBENTURES due February 2006             28,115,000      28,115,000
                                                                       ------------    ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred Stock - $.01 par value;  authorized
       3,000,000 shares; no shares outstanding
    Common Stock - $ .01 par value; authorized
       18,000,000 shares; outstanding
       6,007,721 shares 12/31/96;
      outstanding 6,053,321 shares 6/30/96                                   60,000          60,000
    Additional paid-in capital                                           20,749,000      20,910,000
    Retained earnings                                                     4,425,000       2,040,000
    Notes receivable-officers                                              (662,000)       (732,000)
    Cumulative translation adjustment                                       (46,000)        (46,000)
                                                                       ------------    ------------
        Total stockholders' equity                                       24,526,000      22,232,000
                                                                       ------------    ------------
                                                                       $ 95,027,000    $ 79,123,000
                                                                       ============    ============


          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                     SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                                       DECEMBER 31,                      DECEMBER 31,
                                                               ------------------------------    ------------------------------
                                                                   1996             1995             1996             1995
                                                               -------------    -------------    -------------    -------------
Sales and Revenues:
  Sales                                                        $ 117,233,000    $  86,616,000    $  60,382,000    $  44,402,000
  Service Revenues                                                26,075,000       20,660,000       13,543,000       10,994,000
                                                               -------------    -------------    -------------    -------------
                                                                 143,308,000      107,276,000       73,925,000       55,396,000
Costs and Expenses:
  Cost of Sales                                                  108,334,000       80,011,000       55,677,000       41,264,000
  Operating Expenses                                              23,482,000       17,807,000       12,328,000        9,271,000
                                                               -------------    -------------    -------------    -------------
                                                                 131,816,000       97,818,000       68,005,000       50,535,000
                                                               -------------    -------------    -------------    -------------

      Gross Margin (Excluding depreciation and amortization)      11,492,000        9,458,000        5,920,000        4,861,000

  Selling, General and Administrative                              3,694,000        3,081,000        1,948,000        1,608,000
  Depreciation and Amortization                                    1,789,000        1,353,000          980,000          730,000
                                                               -------------    -------------    -------------    -------------
      Operating Income                                             6,009,000        5,024,000        2,992,000        2,523,000
                                                               -------------    -------------    -------------    -------------

Other Expenses (Income):
  Interest Expense                                                 1,681,000          927,000          884,000          490,000
  Interest Income                                                   (217,000)         (22,000)         (85,000)         (10,000)
  Gain-sale of options                                                               (274,000)                         (274,000)
                                                               -------------    -------------    -------------    -------------

Income Before Provision for Income Taxes                           4,545,000        4,393,000        2,193,000        2,317,000
Provision for Income Taxes                                         1,818,000        1,775,000          878,000          931,000
                                                               -------------    -------------    -------------    -------------

Net Income                                                     $   2,727,000    $   2,618,000    $   1,315,000    $   1,386,000
                                                               =============    =============    =============    =============


Net Income Per Common Share and
  Common Equivalent Share (Primary) (Note 4)                   $        0.44    $        0.42    $        0.21    $        0.22
                                                               =============    =============    =============    =============

Net Income Per Common Share-Assuming
  Full Dilution (Note 4)                                       $        0.36    $        0.42    $        0.18    $        0.22
                                                               =============    =============    =============    =============


          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        SIX MONTHS ENDED DECEMBER 31
                                                                            1996            1995
                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $  2,727,000    $  2,618,000
  Adjustments to derive cash flow from
   Operating activities:
      Depreciation and amortization                                        1,789,000       1,353,000
      Amortization of officers' loans                                         77,000          77,000
  Changes in operating assets and liabilities:
      Trade  accounts receivable                                         (11,751,000)     (8,581,000)
      Inventories                                                            409,000       1,522,000
      Prepaid expenses and other current assets                             (379,000)       (479,000)
      Accounts payable                                                     7,304,000       3,517,000
      Income taxes payable                                                  (198,000)        183,000
      Accrued expenses and other current liabilities                         570,000         794,000
                                                                        ------------    ------------
          Net cash provided by  operating activities                         548,000       1,004,000
                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (Increase) in notes receivable                                    330,000         (62,000)
  Addition to other assets                                                (1,323,000)       (774,000)
  Additions to property, equipment and leaseholds                         (8,625,000)     (1,006,000)
                                                                        ------------    ------------
          Net cash used in investing activities                           (9,618,000)     (1,842,000)
                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                             2,609,000       3,540,000
  Reduction of long-term debt                                             (1,325,000)     (1,938,000)
  Payment of dividends on common stock                                      (151,000)       (109,000)
  Repurchase and retire common stock                                        (357,000)       (820,000)
  Notes receivable-officers                                                   70,000
  Proceeds from issuance of common stock                                       4,000          34,000
                                                                        ------------    ------------
          Net cash  provided by financing activities                         850,000         707,000
                                                                        ------------    ------------

NET  DECREASE IN CASH AND
  CASH EQUIVALENTS                                                        (8,220,000)       (131,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            11,820,000         831,000
                                                                        ------------    ------------

CASH AND CASH EQUIVALENTS,  END OF PERIOD                               $  3,600,000    $    700,000
                                                                        ============    ============

CASH PAID DURING THE PERIOD:
  Interest                                                              $  1,681,000    $    927,000
  Income taxes                                                          $  2,074,000    $  1,592,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Issuance of Notes Payable for the acquisition of assets             $  4,650,000    $  2,016,000


          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1996

                                   (Unaudited)

Note 1 - Basis of Presentation:

                  The accompanying unaudited financial statements reflect all adjustments (consisting of normal, recurring accruals only) which are necessary to fairly present the results for the interim periods. Such financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1996 and the notes thereto. The results of operations for the six months ended December 31, 1996 are not necessarily indicative of results for the full year.


Note 2 - Income Taxes:

                  Income taxes have been computed based on the estimated annual effective income tax rate for the respective years.

Note 3 - Acquisition of Assets:

                  On November 15, 1996, the Company completed the acquisition of certain assets of an FBO. The purchase price was $750,000, consisting of a promissory note, bearing interest at the prime rate and payable over eight years. The assets are included in Property, Equipment and Leaseholds.

On December 30, 1996, the Company acquired all the outstanding stock of Wofford Flying Services, an FBO located in Fresno, California. The purchase price of $2,800,000 was paid in cash. Of the purchase price, $2,300,000 has been allocated to Property, Equipment and Leaseholds and $500,000 has been allocated to a covenant not to compete which is included in Other Assets.

Note 4- Earnings Per Share:

                   Earnings per Common Share is computed by dividing net income available to common stockholders, by the weighted average number of Common Stock and Common Stock equivalents outstanding during the period.

                                             Three Month Ended        Six Month Ended
                                                December 31,           December 31,

                                              1996        1995        1996        1995
                                              ----        ----        ----        ----
Weighted average number of Common
  Shares outstanding during the period      6,010,000   5,913,000   6,029,000   5,935,000



Common  Stock equivalents resulting
 from the assumed exercise of stock
 options                                      239,000     263,000     239,000     264,000
                                            ---------   ---------   ---------   ---------

 Weighted average number of common
 and common equivalent shares outstanding
 during the period- primary                 6,249,000   6,176,000   6,268,000   6,199,000


Common shares resulting from the assumed
conversion of debentures                    3,215,000         -     3,215,000         -
                                            ---------   ---------   ---------   ---------

 Fully Diluted weighted average number of
 common and common equivalent shares
 outstanding during the period              9,464,000   6,176,000   9,483,000   6,199,000
                                            =========   =========   =========   =========


Interest expense, net of income tax, on the convertible debentures has been added back to net income for purposes of computing fully diluted earnings per share. Such amounts were $690,000 for the six months ended December 31, 1996 and $345,000 for the three months ended December 31, 1996.

ITEM 7.              MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1996 AND
 DECEMBER 31, 1995 AND COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1996 AND
                               DECEMBER 31, 1995:

The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company's four operating units, as well as selected other financial statement data.


                                  Six Months Ended December 31,      Three  Months Ended December 31,
       ($ in millions)
                                     1996             1995               1996            1995
                                          % of             % of               % of              % of
                                          Total            Total              Total            Total
                                Amount  Revenues Amount  Revenues   Amount  Revenues  Amount Revenues
                                ------  -------- ------  --------   ------  --------  ------ --------
Revenues:

Fuel Sales and  Services        $110.4    77.0%  $ 84.7    79.0%    $56.0    75.8%    $43.6    78.7%

Cargo Operations                  10.2     7.1%     7.1     6.6%      5.3     7.1%      4.2     7.5%

Government Contract Services       6.8     4.7%     7.2     6.7%      3.2     4.3%      3.6     6.6%

FBOs                              15.9    11.1%     8.3     7.7%      9.4    12.7%      4.0     7.2%
                                ------   -----   ------   -----     -----   -----     -----   -----
TOTAL REVENUES                  $143.3   100.0%  $107.3   100.0%    $73.9   100.0%    $55.4   100.0%
                                ======   =====   ======   =====     =====   =====     =====   =====

                                          % of             % of              % of              % of
                                          Unit             Unit             Unit              Unit
                                Amount  Revenues Amount  Revenues   Amount Revenues   Amount Revenues
                                ------  -------- ------  --------   ------ --------   ------ --------
Gross Margin (1):

Fuel Sales and Services         $  4.3     3.9%  $  3.8     4.5%    $ 2.0     3.6%    $ 1.8     4.3%

Cargo Operations                   3.0    29.5%     2.4    33.7%      1.5    28.6%      1.5    34.9%

Government Contract Services       1.6    23.1%     1.8    24.2%       .8    26.2%       .9    23.8%

FBOs                               2.6    16.2%     1.5    18.0%      1.6    16.6%       .7    16.4%
                                ------   -----   ------   -----     -----   -----     -----   -----
         TOTAL  GROSS MARGIN    $ 11.5     8.0%  $  9.5     8.8%    $ 5.9     8.0%    $ 4.9     8.8%
                                ======           ======             =====             =====

                                          % of             % of              % of             % of
                                          Total            Total             Total            Total
                                Amount  Revenues Amount  Revenues   Amount Revenues   Amount Revenues
                                ------  -------- ------  --------   ------ --------   ------ --------
Selling, General and
  Administrative                $  3.7     2.6%  $  3.1     2.9%    $ 1.9     2.6%    $ 1.6     2.9%

Depreciation and Amortization      1.8     1.2%     1.4     1.2%      1.0     1.3%      0.7     1.3%

Interest Expense and Other         1.5     1.0%     0.6     0.6%       .8     1.1%      0.2     0.4%
                                ------   -----   ------   -----     -----   -----     -----   -----

Income before Income Taxes         4.5     3.2%     4.4     4.1%      2.2     3.0%      2.3     4.2%

Provision for Income Taxes         1.8     1.3%     1.8     1.7%       .9     1.2%       .9     1.7%
                                ------   -----   ------   -----     -----   -----     -----   -----

NET INCOME                      $  2.7     1.9%  $  2.6     2.4%    $ 1.3     1.8%    $ 1.4     2.5%
                                ======   =====   ======   =====     =====   =====     =====   =====

(1) Gross Margin as used here and throughout Management's Discussion excludes depreciation and amortization and selling, general and administrative expense.

Three Months ended December 31, 1996 Compared to December 31, 1995.

Revenue increased 33.4% to $73.9 million in the current period from $55.4 million a year ago. Gross margin increased 21.8% to $5.9 million in the current period from $4.9 million a year ago.

Revenues from fuel sales and services represented 75.8% of total revenues in the current period compared to 78.7% of total revenues a year ago. Revenues from fuel sales and services increased to $56.1 million from $43.6 million last year. The increase in revenues from fuel sales and services was primarily due to an increase in the price of fuel and partially due to an increase in volume. Gross margin from fuel sales and services in the current period increased 6.6% to $2.0 million from $1.9 million a year ago. The increase in gross margin from fuel sales and services in the current period compared to last year was attributable primarily to an increase in the number of gallons sold. Revenues and operating income from fuel sales and services included the activities of Mercury's contract fueling business, as well as activities from a number of other commercial services including the provision of certain refueling services, non-aviation fuel brokerage and other services managed at LAX as part of Mercury's fuel sales and services operations.

Revenues from cargo operations in the current period increased 26.4% to $5.3 million from $4.2 million a year ago. This increase was due in part to the acquisition of Floracool, Inc. during fiscal 1996 and due in part to a general increase in the volume of business from existing accounts . Gross margin from cargo operations in the current period increased 3.9% to $1.5 million from $1.4 million in the year ago period due to higher revenues.

Revenues from government contract services in the current period declined 12.5% to $3.2 million from $3.6 million in the year ago period due to a lower number of active contracts. Gross margin from government contract services in the current period decreased 3.6% to $0.8 million from $0.9 million last year due to lower revenues.

Revenues from FBOs increased by 135.0% in the current period to $9.4 million from $4.0 million a year ago, due to the addition of six new locations, five of which were acquired August 29, 1996 and one more as of November 15, 1996. Gross margin increased 139.1% in the current period to $1.6 million from $0.7 million last year. The increase was attributable to higher revenues.

Selling, general and administrative expenses in the current period increased 21.1% to $1.9 million from $1.6 million in last year's period. The increase was primarily due to higher compensation expense and higher professional fees.

Depreciation and amortization expense in the current period increased 34.2% to $980,000 from $730,000 a year ago due to acquisitions including Excel and Floracool in fiscal 1996 and the six FBO locations in August 1996 and November 1996.

Interest expense (net) in the current period increased 66.5% to $0.80 million from $0.48 million last year. The increase was due to significantly higher average outstanding borrowing in the current period principally related to the Company's $28 million convertible debentures offering in February 1996.

The Company recognized a gain of $274,000 in the year ago period from the sale of options it held to acquire common shares of one of its airline customers.

Income tax expense approximated 40.0% of pre-tax income in the current period and 40.2% a year ago, reflecting the expected effective annual tax rate.


Six Months Ended December 31, 1996 compared to December 31, 1995.

Revenues increased 33.6% to $143.3 million in the current period from 107.3 million a year ago. Gross margin increased 21.5% to $11.5 million in the current period from $9.5 million a year ago.

Revenues from fuel sales and services represented 77% of total revenues in the current period compared to 79% of total revenue a year ago. Revenues from fuel sales and services increased to $110.4 million from $84.7 million last year. The increase in revenue from fuel sales and services was primarily due to an increase in the price of fuel and partially due to an increase in the number of gallons sold. Gross margin from fuel sales and services increased 13.2% in the current period to $4.3 million from $3.8 million a year ago. The increase in gross margin from fuel sales and services in the current period compared to last year was largely attributable to an increase in fuel sales.

Revenues from cargo operations in the current period increased 43.8% to 10.2 million from $7.1 million a year ago. The increase was primarily due to the addition of Excel Cargo, Inc. and Floracool in fiscal 1996 and a general increase in the volume of business from existing account. Gross margin from cargo operations in the current period increased 25.8% to $3.0 million from $2.4 million in the year ago period due to higher revenues.

Revenues from government contract services in the current period declined 5.9% to $6.8 million from $7.2 million in the year ago period. The decrease in revenues from government contract services in the current period compared to last year was due to a lower number of active contracts. Gross margin from government contract services in the current period decreased 10.4% to $1.56 million from $1.74 million last year due to lower revenues.

Revenues from FBOs increased 92.2% in the current period to $16.0 million from $8.3 million a year ago primarily due to the addition of six new locations in the current period and partially due to higher fuel sales from existing FBOs. Gross Margin increased 73% to $2.6 million from $1.5 million in the year ago period due to higher revenues.

Selling, general and administrative expenses in the current period increased 19.9% to $3.7 million from $3.1 million in the year ago period. The increase was primarily due to higher compensation expense and higher professional fees.

Depreciation and amortization expense in the current period increase 32.2% to $1,789,000 from $1,353,000 a year ago. The increase in the current period is related to the acquisitions of Excel Cargo, Inc., six FBO locations and Floracool.

Interest expense (net) in the current period increased 61.8% to $1.46 million from $.91 million last year. The increase was due to significantly higher average outstanding bank borrowing in the current period primarily related to the Company's $28 million convertible debentures offering in February 1996.

The Company recognized a gain of $274,000 in the year ago period from the sale of options it held to acquire common shares of one of its airline customers.

Income tax expense approximated 40.0% of pretax income in the current period and 40.4% a year ago, reflecting the expected effective annual tax rate.


LIQUIDITY AND CAPITAL RESOURCES

Until issuance of the convertible subordinated debentures in February 1996, Mercury had historically financed its operations primarily through operating cash flow and borrowings under its revolving line of credit (the "Revolver"). Mercury's cash balance at December 31, 1996 totaled $3,600,000.

Net cash provided by operating activities totaled $548,000 during the six months ended December 31, 1996. During this period, the primary sources of net cash provided by operating activities was net income plus depreciation and amortization totaling $4,516,000, an increase in accounts payable of $7,304,000 and an increase in accrued expenses and other current liabilities of $570,000. The primary uses of cash for operating activities in this period was an increase in accounts receivable of $11,751,000.

Net cash used in investing activities totaled $9,618,000 during the current six month period. The primary use of cash from investing activities included additions to property, equipment and leaseholds of $8,625,000, principally related to the acquisition of certain assets of seven FBOs, and additions to other assets of $1,323,000.

Net cash provided by financing activities totaled $850,000 during the current six month period. The primary source of cash from financing activities during this period was borrowing of $2,609,000. The primary use of cash in financing activities was the reduction in long-term debt of $1,325,000 and repurchases of 47,600 shares of common stock totaling $357,000, or $7.50 per share.



On January 31, 1996, the Company issued $28,115,000 principal amount of 7.75% convertible subordinated debentures due February 1, 2006. The debentures are convertible into shares of the Company's common stock at a price of $9.1182 per share.


Mercury's credit facility consists of the Revolver and the Term Loan. The credit facility is secured by substantially all of Mercury's assets. The original principal balance of the Term Loan was $7,500,000, of which $2,734,000 was outstanding as of December 31, 1996. The Term Loan is amortized and paid on a monthly basis and matures in August 1998. Pursuant to the Revolver, funds may be obtained in an amount equal to the value of up to 85% of Mercury's eligible receivables, as determined by the lender, up to an aggregate of $16,000,000 with an initial term maturing in October 1997, subject to renewal by the parties. At December 31, 1996, Mercury had approximately $2,016,000 of borrowings under the Revolver and had approximately $13,000,000 of additional borrowing availability based on the 85% of eligible receivables test.

During this period, Mercury repurchased 47,600 shares of Common Stock at a total cost of approximately $357,000. Management is currently authorized by Mercury's board of directors and under Mercury's loan agreements to repurchase up to an additional approximately $1,643,000 in Common Stock.


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




                                            Mercury Air Group, Inc.
                                            Registrant





                                            Seymour Kahn
                                            -----------------------------------
                                            Seymour Kahn
                                            Chairman and Chief
                                             Executive Officer






                                            Randy Ajer
                                            -----------------------------------
                                            Randy Ajer
                                            Secretary/Treasurer
                                            Chief Accounting Officer



Date: February 07, 1997