Form 10-Q
period 1997-03-31
MERCURY AIR GROUP INC
filed 1997-05-13
CIK 52532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended March 31, 1997


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

                                    YES   X   No
                                        -----   -----

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                        Number of Shares Outstanding
           Title                              As of May 1, 1997
           -----                        ----------------------------
Common Stock, $.01 Par Value                        7,509,651

                        PART I -- FINANCIAL INFORMATION

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                            ASSETS                                                   MARCH 31,           JUNE 30,
                                                                                       1997               1996
                                                                                   ------------       ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                        $  2,119,000       $ 11,820,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $1,566,000 at 3/31/97 and $809,000 at 6/30/96                        55,036,000         41,377,000
  Notes receivable - current portion                                                    275,000            560,000
  Inventories                                                                         2,380,000          2,623,000
  Prepaid expenses and other current assets                                           2,681,000          2,154,000
                                                                                   ------------       ------------
    Total current assets                                                             62,491,000         58,534,000

PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated
 depreciation and amortization of $24,269,000 at 3/31/97 and
    $22,491,000 at 6/30/96                                                           26,016,000         14,703,000
NOTES RECEIVABLE, net of current portion                                                                   158,000
OTHER ASSETS                                                                          6,916,000          5,728,000
                                                                                   ------------       ------------
                                                                                   $ 95,423,000       $ 79,123,000
                                                                                   ============       ============
                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                 $ 18,921,000       $ 15,080,000
  Accrued expenses and other current liabilities                                      3,387,000          3,794,000
  Income taxes payable (Note 2)                                                                            198,000
  Current portion of long-term debt                                                   2,165,000          2,555,000
                                                                                   ------------       ------------
    Total current liabilities                                                        24,473,000         21,627,000

LONG-TERM DEBT ( Note 3 )                                                            17,040,000          6,893,000
DEFERRED INCOME TAXES                                                                   210,000            256,000
CONVERTIBLE SUBORDINATED DEBENTURES                                                  28,115,000         28,115,000
                                                                                   ------------       ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 4):
  Preferred Stock - $.01 par value;  authorized 3,000,000 shares;
       no shares outstanding
  Common Stock - $ .01 par value; authorized 18,000,000 shares;
       outstanding 7,509,651 shares 3/31/97;
       outstanding 7,566,651 shares 6/30/96                                              75,000             75,000
  Additional paid-in capital                                                         20,734,000         20,895,000
  Retained Earnings                                                                   5,484,000          2,040,000
  Notes receivable-officers                                                            (662,000)          (732,000)
  Cumulative translation adjustment                                                     (46,000)           (46,000)
                                                                                   ------------       ------------
        Total stockholders' equity                                                 $ 25,585,000       $ 22,232,000
                                                                                   ------------       ------------
                                                                                   $ 95,423,000       $ 79,123,000
                                                                                   ------------       ------------




          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                        NINE MONTHS ENDED               THREE MONTHS ENDED
                                                                            MARCH 31,                       MARCH 31,
                                                                 -----------------------------    ----------------------------
                                                                       1997          1996             1997            1996
                                                                 -------------   -------------    ------------    ------------
Sales and Revenues:
  Sales                                                          $ 175,862,000   $ 133,600,000    $ 58,629,000    $ 46,984,000
  Service Revenues                                                  39,903,000      30,931,000      13,828,000      10,271,000
                                                                 -------------   -------------    ------------    ------------
                                                                   215,765,000     164,531,000      72,457,000      57,255,000
Costs and Expenses:
  Cost of Sales                                                    161,884,000     123,579,000      53,550,000      43,568,000
  Operating Expenses                                                36,722,000      27,231,000      13,240,000       9,424,000
                                                                 -------------   -------------    ------------    ------------
                                                                   198,606,000     150,810,000      66,790,000      52,992,000
                                                                 -------------   -------------    ------------    ------------

      Gross Margin (Excluding depreciation and amortization)        17,159,000      13,721,000       5,667,000       4,263,000

  Selling, General and Administrative                                5,527,000       4,630,000       1,833,000       1,549,000
  Depreciation and Amortization                                      2,902,000       2,064,000       1,113,000         711,000
                                                                 -------------   -------------    ------------    ------------
      Operating Income                                               8,730,000       7,027,000       2,721,000       2,003,000
                                                                 -------------   -------------    ------------    ------------

Other Expenses (Income):
  Interest Expense                                                   2,611,000       1,593,000         930,000         666,000
  Interest Income                                                     (262,000)       (157,000)        (45,000)       (135,000)
  Gain-sale of options                                                                (274,000)
                                                                 -------------   -------------    ------------    ------------

Income Before Provision for Income Taxes                             6,381,000       5,865,000       1,836,000       1,472,000
Provision for Income Taxes                                           2,520,000       2,370,000         702,000         595,000
                                                                 -------------   -------------    ------------    ------------

Net Income                                                       $   3,861,000   $   3,495,000    $  1,134,000    $    877,000
                                                                 =============   =============    ============    ============


Net Income Per Common Share and
  Common Equivalent Share (Primary) (Note 4)                     $        0.49   $        0.45    $       0.15    $       0.11
                                                                 =============   =============    ============    ============

Net Income Per Common Share-Assuming
  Full Dilution (Note 4)                                         $        0.41   $        0.43    $       0.13    $       0.11
                                                                 =============   =============    ============    ============


          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS CASH FLOWS
                                   (Unaudited)

                                                                            NINE MONTHS ENDED MARCH 31
                                                                               1997              1996
                                                                          ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $  3,861,000      $  3,495,000
  Adjustments to derive cash flow from
   Operating activities:
      Depreciation and amortization                                          2,902,000         2,064,000
      Amortization of officers' loans                                          116,000           116,000
      Deferred income taxes                                                    (46,000)
  Changes in operating assets and liabilities:
      Trade  accounts receivable                                           (13,659,000)       (6,652,000)
      Inventories                                                              243,000         1,389,000
      Prepaid expenses and other current assets                               (527,000)         (931,000)
      Accounts payable                                                       3,841,000         3,042,000
      Income taxes payable                                                    (198,000)          139,000
      Accrued expenses and other current liabilities                          (407,000)        1,013,000
                                                                          ------------      ------------
          Net cash (used in)  provided by  operating activities             (3,874,000)        3,675,000
                                                                          ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (Increase) in notes receivable                                      443,000           (44,000)
  Addition to other assets                                                  (1,544,000)         (996,000)
  Additions to property, equipment and leaseholds                           (9,324,000)       (1,960,000)
                                                                          ------------      ------------
          Net cash used in investing activities                            (10,425,000)       (3,000,000)
                                                                          ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from Convertible Debentures                                                    26,385,000
  Proceeds from long-term debt                                               9,996,000           464,000
  Reduction of long-term debt                                               (4,889,000)      (12,533,000)
  Payment of dividends on common stock                                        (226,000)         (162,000)
  Repurchase and retirement of common stock                                   (357,000)         (820,000)
  Notes receivable-officers                                                     70,000
  Proceeds from issuance of common stock                                         4,000            83,000
                                                                          ------------      ------------
          Net cash  provided by financing activities                         4,598,000        13,417,000
                                                                          ------------      ------------

NET  (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                          (9,701,000)       14,092,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              11,820,000           831,000
                                                                          ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  2,119,000      $ 14,923,000
                                                                          ============      ============

CASH PAID DURING THE PERIOD:
  Interest                                                                $  3,156,000      $  1,248,000
  Income taxes                                                            $  3,119,000      $  2,231,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Issuance of Notes Payable for the acquisition of assets               $  4,650,000      $  2,016,000


          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997

                                   (Unaudited)

Note 1 - Basis of Presentation:

        The accompanying unaudited financial statements reflect all adjustments (consisting of normal, recurring accruals only) which are necessary to fairly present the results for the interim periods. Such financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1996 and the notes thereto. The results of operations for the nine months ended March 31, 1997 are not necessarily indicative of results for the full year.


Note 2 - Income Taxes:

        Income taxes have been computed based on the estimated annual effective tax rate for the respective years.

Note 3 - Long-Term Debt:


        On March 19, 1997, the Company entered into a $47.9 million senior unsecured bank credit facility. Included in this facility is a $25,000,000 revolver which matures in October 1999 and three term facilities which will be utilized to finance future construction and acquisition projects and refinance existing term indebtedness. The term facilities mature in October 2001. Interest on the revolver is calculated at the prime rate or LIBOR + 1.50%. Interest on the term facilities will be calculated as follows: LIBOR + 1.75% on a $10,000,000 acquisition facility and LIBOR +2% on a $4,400,000 leasehold improvement term loan with a fixed rate option. In addition, there is a $8,500,000 Standby letter of credit facility which may be used to credit enhance an Industrial Revenue Bond which may be issued to finance construction subject to various approvals and competion of agreements.

At March 31, 1997, amounts borrowed under these facilities included approximately $6,608,000 under the Revolver and approximately $2,420,000 under a term facility. Approximately $528,000 is included in current portion of long-term debt.



Note 4- Earnings Per Share:

        Earnings per Common Share is computed by dividing net income available to common stockholders by the weighted average number of Common Stock and Common Stock equivalents outstanding during the period.


                                                  Three Months Ended          Nine Months Ended
                                                      March 31,                     March 31,
                                                1997           1996            1997           1996
                                             ----------     ----------     ----------     ---------
Weighted average number of common
Shares outstanding during the period          7,510,000      7,408,000      7,528,000     7,414,000

Common Stock equivalents resulting
from the assumed exercise of stock
options                                         300,000        353,000        304,000       338,000
                                             ----------     ----------     ----------     ---------

Weighted average number of common
and common equivalent shares outstanding
during the period-primary                     7,810,000      7,761,000      7,832,000     7,752,000

Common shares resulting from the assumed
conversion of debentures                      4,019,000      2,329,000      4,019,000       771,000
                                             ----------     ----------     ----------     ---------

Fully Diluted weighted average number of
common and common equivalent shares
outstanding during the period                11,829,000     10,090,000     11,851,000     8,523,000
                                             ==========     ==========     ==========     =========

Interest expense, net of income tax, on the convertible debentures has been added back to net income for purposes of computing fully diluted earnings per share. Such amounts were $1,035,000 for the nine months ended March 31, 1997, $345,000 for the three months ended March 31, 1997 and $198,000 for the three months and nine months ended March 31, 1996.

All share and per share amounts have been retroactively restated to reflect the 5 for 4 stock split paid on April 11, 1997 which amounted to the issuance of approximately 1,502,000 shares.

Item 7.                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations-Comparison of the Three Months Ended March 31, 1997 and March 31, 1996 and comparison of the nine months ended March 31, 1997 and March 31, 1996:

The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company's four operating units, as well as selected other financial statement data.


                                                Nine  Months Ended March 31,                Three  Months Ended March 31,
            (IN MILLIONS)                        1997                 1996                  1997                   1996

                                                   % of Total             % of Total             % of Total            % of Total
                                          Amount    Revenues     Amount    Revenues     Amount    Revenues     Amount   Revenues
Revenues:

Fuel Sales and  Services                  $163.8    75.9 %       $130.6    79.4 %       $ 53.4    73.7 %       $ 46.0    80.2 %

FBOs                                        26.5    12.3 %         12.7     7.7 %         10.6    14.6 %          4.4     7.7 %

Cargo Operations                            14.5     6.7 %         10.7     6.5 %          4.3     5.9 %          3.6     6.3 %

Goverment Contract Services                 11.0     5.1 %         10.5     6.4 %          4.2     5.8 %          3.3     5.8 %
                                           -----   -----         ------   -----         ------   -----         ------   -----
Total Revenues                            $215.8   100.0 %       $164.5   100.0 %       $ 72.5   100.0 %       $ 57.3   100.0 %
                                          ======   =====         ======   =====         ======   =====         ======   =====


                                                   % of Unit             % of Unit               % of Unit             % of Unit
                                          Amount    Revenues     Amount   Revenues      Amount   Revenues      Amount  Revenues
Gross Margin (1):

Fuel Sales and Services                   $  6.4     3.9 %       $  5.7     4.4 %       $  2.1     3.9 %       $  1.9     4.2 %

FBOs                                         4.4    16.5 %          2.2    17.0 %          1.8    17.0 %          0.7    15.0 %

Cargo Operations                             4.0    26.0 %          3.4    31.2 %          1.0    24.4 %          1.0    27.6 %

Goverment Contract Services                  2.3    20.9 %          2.4    23.2 %          0.7    17.5 %          0.7    21.0 %
                                          ------   -----         ------   -----         ------   -----         ------   -----

         Total  Gross Margin              $ 17.2     8.0 %       $ 13.7     8.3 %       $  5.7     7.8 %       $  4.3     7.4 %
                                          ======   =====         ======   =====         ======   =====         ======   =====



                                                   % of Total            % of Total             % of Total             % of Total
                                           Amount  Revenues       Amount  Revenues       Amount  Revenues      Amount   Revenues
Selling, General and Administrative       $  5.5     2.6 %       $  4.6     2.8 %       $  1.8     2.5 %       $  1.6     2.7 %

Depreciation and Amortization                2.9     1.3 %          2.1     1.3 %          1.1     1.5 %          0.7     1.2 %
                                          ------   -----         ------   -----         ------   -----         ------   -----
Operating Income                             8.7     4.1 %          7.0     4.3 %          2.7     3.8 %          2.0     3.5

Interest Expense and Other                   2.3     1.1 %          1.1     0.7 %          0.9     1.2 %          0.5     0.9 %
                                          ------   -----         ------   -----         ------   -----         ------   -----
Income before Income Taxes                   6.4     3.0 %          5.9     3.6 %          1.8     2.5 %          1.5     2.6 %

Provision for Income Taxes                   2.5     1.2 %          2.4     1.4 %          0.7     1.0 %          0.6     1.1 %
                                          ------   -----         ------   -----         ------   -----         ------   -----

Net Income                                $  3.9     1.8 %       $  3.5     2.1 %       $  1.1     1.6 %       $  0.9     1.5 %
                                          ======   =====         ======   =====         ======   =====         ======   =====


(1) Gross Margin as used here and throughout Management's Discussion excludes depreciation and amortization and selling, general and administrative expense.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO MARCH 31, 1996.


Revenue increased 26.6% to $72.5 million in the current period from $ 57.3 million a year ago. Gross margin increased 32.9% to $5.7 million in the current period from $4.3 million a year ago.

Revenues from fuel sales and services represented 73.7% of total revenues in the current period compared to 80.2% of total revenues a year ago. Revenues from fuel sales and services increased to $ 53.4 million from $46.0 million last year. The increase in revenues from fuel sales and services was primarily due to an increase in the price of fuel and partially due to an increase in volume. Gross margin from fuel sales and services in the current period increased 9.4% to $2.1 million from $1.9 million a year ago. The increase in gross margin from fuel sales and services in the current period compared to last year is attributable primarily to an increase in the number of gallons sold. Gross margin as a percentage of revenues fell to 3.9% from 4.2% a year ago due to the higher price of fuel in the current period. Revenues and operating income from fuel sales and services include the activities of Mercury's contract fueling business, as well as activities from a number of other commercial services including the provision of certain refueling services, non-aviation fuel brokerage and other services managed at LAX as part of Mercury's fuel sales and services operations.

Revenues from FBOs increased by 139.4% in the current period to $10.6 million from $4.4 million a year ago. The increase in revenue from FBOs, growing from 7.7% of total revenues last year to 14.6% in the current period, was due to the addition of seven new locations in the current fiscal year. The increase in FBOs revenue is consistent with the Company's goal of increasing the service sectors of its business as a percentage of total revenue. Gross margin increased 171.4% in the current period to $1.8 million from $0.7 million last year primarily due to contributions from the new locations.

Revenues from cargo operations in the current period increased 18.9% to $4.3 million from $ 3.6 million a year ago. This increase was due in part to the acquisition of a cargo handling company during fiscal 1996 and due in part to a general increase in the volume of business from existing accounts . Gross margin from cargo operations in the current period increased 5.0% to $1.044 million from $.994 million in the year ago period due to higher revenues. Gross margin as a percentage of revenues fell to 24.4% from 27.6% a year ago due to losses incurred at a cargo handling location. Effective April 1, 1997, a significant customer of Mercury Air Cargo will no longer require the company to provide cargo handling services or be its general sales agent. Revenues associated with this customer amounted to approximately $.725 million in the three months ended March 31, 1997. While the company will reduce costs associated with servicing this customer and may replace a portion or all of the lost business, it is to soon to predict the impact on operating income.

Revenues from government contract services in the current period increased 27.3% to $4.2 million from $3.3 million in the year ago period due to the addition of a new contract in the current period. Gross margin from government contract services in the current period increased 5.9% to $0.733 million from $0.692 million last year due to higher revenues, but declined as a percentage of revenue due to start up costs associated with the new contract.

Selling, general and administrative expenses in the current period increased 18.3% to $1.833 million from $1.549 million in last year's period. The increase was primarily due to higher compensation expense and higher professional fees.

Depreciation and amortization expense in the current period increased 56.5% to $1,113,000 from $711,000 a year ago primarily due to acquisitions of the seven FBO locations in the current fiscal year.

Interest expense (net) in the current period increased 66.7% to $0.89 million from $0.53 million last year. The increase was due to significantly higher average outstanding borrowing in the current period, a portion of which relates to the Company's $28 million convertible debenture offering in February 1996.

Income tax expense approximated 38.2% of pre-tax income in the current period and 40.4% a year ago, reflecting the expected effective annual tax rate.

NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO MARCH 31, 1996.

Revenues increased 31.1% to $215.8 million in the current period from $164.5 million a year ago. Gross margin increased 25.1% to $17.2 million in the current period from $13.7 million a year ago.

Revenues from fuel sales and services represented 75.9% of total revenues in the current period compared to 79.4% of total revenue a year ago. Revenues from fuel sales and services increased to $163.8 million from $130.6 million last year. The increase in revenue from fuel sales and services was primarily due to an increase in the price of fuel and partially due to an increase in the number of gallons sold. Gross margin from fuel sales and services increased 12.0% in the current period to $6.4 million from $ 5.7 million a year ago. Gross margin as a percentage of revenues fell to 3.9% from 4.4% a year ago due to higher fuel prices in the current period. The increase in gross margin from fuel sales and services in the current period compared to last year was largely attributable to an increase in fuel sales.

Revenues from FBOs increased 108.5% in the current period to $26.5 million from $12.7 million a year ago primarily due to the addition of seven new locations in the current period and partially due to higher fuel sales from existing FBOs. Gross Margin increased 103.2% to $4.4 million from $2.2 million in the year ago period primarily due to contributions from the new locations.

Revenues from cargo operations in the current period increased 35.4% to 14.5 million from $10.7 million a year ago. The increase was due to a general increase in the volume of business from existing accounts and to the acqusition of two cargo handling companies in fiscal 1996. Gross margin from cargo operations in the current period increased 19.7% to $4.0 million from $3.4 million in the year ago period due to higher revenues. Gross margin as a percentage of revenue fell to 26.0% from 31.6% a year ago due to losses incurred at a cargo handling location in the current period. Effective April 1, 1997 a significant customer of Mercury Air Cargo will no longer require the company to provide cargo handling services or be its general sales agent. Revenues associated with this customer amounted to approximately $2.4 million in the nine months ended March 31, 1997. While the company will reduce costs associated with servicing this customer and may replace a portion or all of the lost business, it is to soon to predict the impact on operating income.

Revenues from government contract services in the current period increased 4.6% to $11.0 million from $10.5 million in the year ago period. The increase in revenues from government contract services in the current period compared to last year was due to the addition of a new contract in the current fiscal year. Gross margin from government contract services in the current period decreased 5.8% to $2.3 million from $2.43 million last year due to lower revenues.

Selling, general and administrative expenses in the current period increased 19.4% to $5.5 million from $4.6 million in the year ago period. The increase was primarily due to higher compensation expense and higher professional fees.

Depreciation and amortization expense in the current period increased 40.6% to $2,902,000 from $2,064,000 a year ago. The increase in the current period is related to the acquisition of the seven FBO locations during the current fiscal year and the acquisitions of two cargo handling companies in the prior year.

Interest expense (net) in the current period increased 63.5% to $2.35 million from $1.44 million last year. The increase was due to significantly higher average outstanding borrowing in the current period principally related to the Company's $28 million convertible debenture offering which was completed in February 1996.

The Company recognized a gain of $274,000 in the year ago period from the sale of options it held to acquire common shares of one of its airline customers.

Income tax expense approximated 39.5% of pretax income in the current period and 40.4% a year ago, reflecting the expected effective annual tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Mercury has financed its operations primarily through operating cash flow, bank debt and the issuance of $28 million of convertible subordinated debentures completed in February 1996. Mercury's cash balance at March 31, 1997 totaled $2,119,000.

Net cash used in operating activities totaled $3,874,000 during the nine months ended March 31, 1997. During this period, the primary sources of net cash provided by operating activities was net income plus depreciation and amortization totaling $6,763,000 and an increase in accounts payable of $3,841,000, offset by an increase in accounts receivable of $13,659,000.

Net cash used in investing activities totaled $10,425,000 during the current nine month period. The primary use of cash from investing activities included additions to property, equipment and leaseholds of $9,324,000, principally related to the acquisition of certain assets of seven FBOs, and additions to other assets of $1,544,000.

Net cash provided by financing activities totaled $4,598,000 during the current nine month period. The primary source of cash from financing activities during this period was borrowings of $9,996,000. The primary use of cash in financing activities was the reduction in long-term debt of $4,889,000.

On January 31, 1996, the Company issued $28,115,000 principal amount of 7.75% convertible subordinated debentures due February 1, 2006. The debentures are convertible into shares of the Company's common stock at a price of $ 7.2946 per share (adjusted for the 5 for 4 stock split paid on April 11, 1997).

In March 1997, the Company entered into a senior unsecured bank credit facility consisting of a $25,000,000 Revolver and various term facilities. The principal balance of the Term Loan at March 31, 1997 was approximately $2,420,000 and was used to pay off existing term debt. The Term Loan is amortized and paid on a monthly basis and matures in October 2001. Pursuant to the Revolver, funds may be obtained in an amount up to an aggregate of $25,000,000 with a term maturing in October 1999. At March 31, 1997, Mercury had approximately $6,608,000 of borrowings under the Revolver.

In April 1997, the Company entered into an agreement with a customer, Western Pacific, Inc. ("WPAI"), to provide the lesser of $2 million or twenty days in fuel credit through April 1998. In addition, the Company has agreed to guaranty and pledge certificates of deposit to secure up to $6 million in bank loans to WPAI. WPAI is required to pay accrued interest monthly with $1 million monthly principle payments commencing September 1997. The Company received warrants to purchase 200,000 shares of WPAI's common stock, at fair market value on the date of grant, for guarantying and brokering WPAI's bank loan and the certificates of deposit pledged to secure the loan bearing 9% per annum interest. As of March 31, 1997, WPAI owed the Company $4,525,000 for fuel purchases.

Absent a major prolonged surge in oil prices or a capital intensive acquisition, the Company believes its operating cash flow, senior credit facility, vendor credit and cash balance will provide it with sufficient liquidity during the next twelve months. In the event that fuel prices increase significantly for an extended period of time, the Company's liquidity could be adversely affected unless the Company is able to increase vendor credit or increase lending limits under its revolving credit facility. The company believes, however, its Revolver and vendor credit should provide it with sufficient liquidity in the event of a major temporary surge in oil prices.

The Company's only significant contract or commitment is for the purchase of equipment or installation of facilities relating to the remodeling and reconstruction of a 174,000 square foot cargo warehouse at a cost not to exceed $6,000,000. To date the company has spent approximately $840,000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           Mercury Air Group, Inc.
                                           Registrant




                                           -----------------------------
                                           Seymour Kahn
                                           Chairman and Chief
                                           Executive Officer





                                           -----------------------------
                                           Randy Ajer
                                           Secretary/Treasurer
                                           Chief Accounting Officer



Date: May 08, 1997

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

Item 6.  Exhibits and Reports on Form 8-K

Exhibit
No.      Description
10.1     Credit Agreement among the Company, Sanwa Bank California,
         Mellon Bank, N.A, and The First National Bank of Boston dated
         March 14, 1997.

                                CREDIT AGREEMENT


                 THIS CREDIT AGREEMENT (the "Agreement") is made and dated as of the 14th day of March, 1997, by and among SANWA BANK CALIFORNIA ("Sanwa"), MELLON BANK, N.A. ("Mellon"), THE FIRST NATIONAL BANK OF BOSTON ("Bank of Boston") (Sanwa, Mellon, Bank of Boston and those other lenders from time to time party hereto being referred to herein individually as a "Lender" and, collectively, as the "Lenders"), SANWA, as agent for the Lenders (in such capacity, the "Agent"), and MERCURY AIR GROUP, INC., a New York corporation (the "Company").

                                    RECITALS

                 A. The Company has requested that the Lenders extend credit to the Company, including a revolving credit facility, a letter of credit facility and certain term loan facilities, and that the Agent agree to act as credit agent for the benefit of the Lenders with respect thereto.

                 B. The Company, the Agent and the Lenders desire to enter into this Agreement to evidence the willingness of the Lenders to provide such credit facilities and of the Agent to act on their behalf, and to set forth the rights and obligations of the parties with respect to such credit extensions.

                 NOW, THEREFORE, in consideration of the above Recitals and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agree as follows:



                                   AGREEMENT

                 1.       Convertible Revolving Credit Facility.

                          1(a)    Revolving Credit Limit.  On the terms and
subject to the conditions set forth herein, the Lenders severally agree that they shall from time to time to but not including the Revolving Loan Maturity Date (as that term and capitalized terms not otherwise defined herein are defined in Paragraph 16 below), make revolving loans (the "Revolving Loans" or a "Revolving Loan"), pro rata in accordance with their respective Percentage Shares, in aggregate amounts not to exceed at any one time outstanding (including Revolving Loans constituting the conversion of L/C Drawings under Standard Letters of Credit funded pursuant to Paragraph 4(b) below): (1) the Revolving Credit Limit, less (2) the aggregate dollar amount of Standard Letters of Credit Outstanding on such date.

                          1(b)    Principal Repayment.  Subject to the
conversion provision of Paragraph 1(c) below, the Company shall pay the principal amount of each Revolving Loan on the Revolving Loan Maturity Date. Principal amounts prepaid hereunder may be reborrowed on the terms and subject to the conditions set forth in Paragraph 9(b) below, it being expressly acknowledged and agreed that the credit facility provided under this Paragraph 1 is a revolving facility.

                          1(c)    Conversion Feature.  Notwithstanding anything
to the contrary provided in Paragraph 1(b) above, if, but only if, on the proposed Conversion Date there does not exist an Event of Default or Potential Default hereunder, the Company may elect, on a one-time basis, at any time
(but no later than one hundred eighty (180) days prior to the Revolving Loan Maturity Date), by written notice of such election given by the Company to the Agent and each of the Lenders, to convert an aggregate principal amount of Revolving Loans outstanding (not to exceed $10,000,000.00) into a term loan (the "Converted Term Loan"). The principal amount of the Converted Term Loan shall be payable in consecutive, equal monthly installments on the first Business Day of each calendar month, commencing on the first such date following the Conversion Date and continuing to but not including the Revolving Loan Maturity Date, each such installment to be in an amount equal to 1/84th of the original principal amount of the Converted Term Loan and one final installment in the amount necessary to repay the remaining unpaid principal balance of the Converted Term Loan in full on the Revolving Loan Maturity Date.

                          1(d)    Calculation of Interest.  The Company shall
pay interest on Revolving Loans outstanding hereunder and on the outstanding principal balance of the Converted Term Loan, from the date disbursed to but not including the date of payment, at a rate per annum equal to, at the option of and as selected by the Company from time to time (subject to the provisions of Paragraphs 5(b) and 5(c) below): (1) the Reference Rate during the applicable computation period, and (2) the Applicable Eurodollar Rate for Revolving Loans and the Converted Term Loan.

                          1(e)    Payment of Interest.  Interest on Revolving
Loans and on the Converted Term Loan shall be payable as provided in Paragraph 5(a) below.

                          1(f)    Use of Proceeds.  The proceeds of Revolving
Loans shall be used for general working capital purposes.

                 2.       Leasehold Improvement Term Loan.

                          2(a)    Credit Amount.  On the terms and subject to
the conditions set forth herein, the Lenders severally agree that they shall upon the request of the Company made on or before March 31, 1997, advance, in a single disbursement, their respective Percentage Shares of a term loan (the "Leasehold Improvement Term Loan") in the amount of $4,400,000.00.

                          2(b)    Payment of Principal.  The principal amount
of the Leasehold Improvement Term Loan shall be payable in: (1) consecutive equal monthly installments, each equal to 1/84th of the dollar amount of the Leasehold Improvement Term Loan, on the first Business Day of each calendar month, commencing on the first Business Day of the nineteenth month following the funding of the Leasehold Improvement Term Loan, and (2) one final installment in the amount necessary to repay the remaining outstanding principal balance of the Leasehold Improvement Term Loan in full on October 31, 2001.

                          2(c)    Calculation of Interest.  The Company shall
pay interest on the Leasehold Improvement Term Loan: (1) from the date advanced to but not including the Denomination Date or, in the event that the Denomination Date does not occur, to but not including October 31, 2001, at a rate per annum equal to, at the option of and as selected by the Company from time to time (subject to the provisions of Paragraphs 5(b) and 5(c) below):
(i) the Reference Rate during the applicable computation period, and (ii) the Applicable Eurodollar Rate for the Leasehold Improvement Term Loan, and (2) from and after the Denomination Date, the Fixed Rate.

                          2(d)    Payment of Interest.  Interest on the
Leasehold Improvement Term Loan shall be payable as provided in Paragraph 5(a) below.

                          2(e)    Use of Proceeds.  The proceeds of the
Leasehold Improvement Term Loan shall be used for the purpose of constructing a 174,000 square foot cargo warehouse and terminal at Los Angeles International Airport.

                 3.       Acquisition Line.

                          3(a)    Credit Amount.  On the terms and subject to
the conditions set forth herein, the Lenders severally agree that they shall upon the request of the Company made from time to time (but no later than one hundred eighty (180) days prior to the Acquisition Line Maturity Date), advance their respective Percentage Shares of loans (each an "Acquisition Loan") in an aggregate amount not to exceed the Acquisition Line Credit Limit.

                          3(b)    Payment of Principal.  The aggregate
principal amount of each Acquisition Loan shall be payable in consecutive equal monthly installments on the first Business Day of each calendar month, each equal to 1/84th of the original principal balance of such Acquisition Loan commencing on the first Business Day of the month following the month in which such Acquisition Loan is funded and continuing to but not including the Acquisition Line Maturity Date, and one final installment in the amount necessary to repay the remaining outstanding principal balance of such Acquisition Loan in full on the Acquisition Line Maturity Date.

                          3(c)    Calculation of Interest.  The Company shall
pay interest on Acquisition Loans outstanding hereunder, from the date disbursed to but not including the date of payment at a rate per annum equal to, at the option of and as selected by the Company from time to time (subject to the provisions of Paragraphs 5(b) and 5(c) below): (1) the Reference Rate during the applicable computation period, or (2) the Applicable Eurodollar Rate for Acquisition Loans.

                          3(d)    Payment of Interest.  Interest on Acquisition
Loans shall be payable as provided in Paragraph 5(a) below.

                          3(e)    Use of Proceeds.  The proceeds from
Acquisition Loans shall be used for the purpose of refinancing the Existing Marine Midland Equipment Loans and, thereafter, for Permitted Acquisitions or to refinance Indebtedness incurred or assumed in connection with Permitted Acquisitions.

                 4.       Letter of Credit Facilities

                          4(a)    Issuance of Standard Letters of Credit.  On
the terms and subject to the conditions set forth herein, the L/C Issuing Bank shall from time to time from and after the Effective Date, issue standby and commercial/documentary letters of credit (each, and as the same may be amended, renewed and/or extended from time to time, a "Standard Letter of Credit" and, collectively, the "Standard Letters of Credit") for the account of the Company in an aggregate amount available for drawing thereunder not to exceed the lesser of (1) the Revolving Credit Limit (as the same may have been reduced upon the funding of the Converted Term Loan), minus the aggregate dollar amount of Revolving Loans outstanding, and (2) $5,000,000.00. Each Standard Letter of Credit, and any amendment, renewal or extension thereof, shall be requested by the Company at least three Business Days prior to the proposed issuance, amendment, renewal or extension date by delivery to the L/C Issuing Bank of a duly executed Letter of Credit Application, with a copy to the Agent, accompanied by all other L/C Documents which the L/C Issuing Bank may require as a condition to the requested action. No Standard Letter of Credit shall have a stated expiration date (or provide for the extension of such stated expiration date or the issuance of any replacement therefor) later than the earlier of: (i) the 365th day following the issuance date thereof, and (ii) the regularly scheduled Revolving Loan Maturity Date.

                          4(b)    Repayment of L/C Drawings under Standard
Letters of Credit. Any L/C Drawing under a Standard Letter of Credit shall be payable in full by the Company on the date of such L/C Drawing; provided, however, that so long as there does not exist an Event of Default or Potential Default on the date of such L/C Drawing, such L/C Drawing shall be automatically converted into a Revolving Loan and shall bear interest and be payable as a Revolving Loan and shall otherwise be treated as a "Revolving Loan" for all purposes of this Agreement and the other Loan Documents.

                          4(c)    Bond Financing Letter of Credit Facility.  On
the terms and subject to the conditions set forth herein, the L/C Issuing Bank shall issue its letter of credit (the "Bond Financing Letter of Credit") for the account of the Company in support of a tax exempt bond financing the proceeds of which will be used to construct a "FBO" terminal facility at Burbank airport. The Bond Financing Letter of Credit shall: (1) be in a maximum available amount not to exceed $8,500,000.00, (2) be automatically renewed annually (for a total period not to exceed five years from the original issuance date thereof) unless the L/C Issuing Bank gives notice to the beneficiary thereunder of its intent not to renew the Bond Financing Letter of Credit not less than ninety (90) days prior to the currently stated expiration date (it being agreed and understood that the L/C Issuing Bank will give such notice upon the written direction of the Majority Lenders only if an Event of Default has occurred and is continuing at the date as of which such notice of non-renewal is required to be given), and (3) otherwise be in form and substance satisfactory to the L/C Issuing Bank and one hundred percent (100%) of the Lenders. The bonds supported by such Bond Financing Letter of Credit shall have a maturity date of not later than fifteen (15) years from the original date of issuance of the bonds.

                          4(d)    Repayment of L/C Drawings under Bond
Financing Letter of Credit. Any L/C Drawing under the Bond Financing Letter of Credit shall be payable in full on the date of such L/C Drawing.

                          4(e)    Purchase of Participation Interests; Risk
Sharing. Upon the issuance of each Letter of Credit, the Lenders shall be automatically deemed to have purchased an undivided participation interest therein and in all rights and obligations relating thereto pro rata in accordance with their respective Percentage Shares. The Lenders hereby absolutely and unconditionally (including, without limitation, following the occurrence of an Event of Default) agree to purchase and sell among themselves the dollar amount of any L/C Drawing which is not paid on the date when due by the Company (or, in the case of an L/C Drawing under a Standard Letter of Credit, not automatically converted into a Revolving Loan as provided in Paragraph 4(a) above and funded by the Lenders in accordance with the respective Percentage Shares), so that each unrepaid L/C Drawing shall be held and participated in by the Lenders in accordance with their respective Percentage Shares.

                          4(d)    Absolute Obligation to Repay.  The Company's
obligation to repay L/C Drawings and Revolving Loans constituting converted L/C Drawings under Standard Letters of Credit shall be absolute, irrevocable and unconditional under any and all circumstances whatsoever and irrespective of any set-off, counterclaim or defense to payment which the Company may have or have had, against any Lender or any other Person, including, without limitation, any set-off, counterclaim or defense based upon or arising out of:

                                  (1)      Any lack of validity or
         enforceability of this Agreement or any of the other Loan Documents;

                                  (2)      Any amendment or waiver of or any
         consent to departure from the terms of any Letter of Credit;

                                  (3)      The existence of any claim, setoff,
         defense or other right which the Company or any other Person may have at any time against any beneficiary or any transferee of any Letter of Credit (or any Person for whom any such beneficiary or any such transferee may be acting);

                                  (4)      Any allegation that any demand,
         statement or any other document presented under any Letter of Credit is forged, fraudulent, invalid or insufficient in any respect, or that any statement therein is untrue or inaccurate in any respect whatsoever or that variations in punctuation, capitalization, spelling or format were contained in the drafts or any statements presented in connection with any L/C Drawing;

                                  (5)      Any payment by the L/C Issuing Bank
         under any Letter of Credit against presentation of a draft or certificate that does not strictly comply with the terms of such Letter of Credit, or any payment made by the L/C Issuing Bank under any Letter of Credit to any Person purporting to be a trustee in bankruptcy, debtor-in-possession, assignee for the benefit of creditors, liquidator, receiver or other representative of or successor to any beneficiary or any transferee of any Letter of Credit, including any arising in connection with any insolvency proceeding;

                                  (6)      Any exchange, release or
         non-perfection of any collateral; or

                                  (7)      Any other circumstance or happening
         whatsoever, whether or not similar to any of the foregoing, including any other circumstance that might otherwise constitute a defense available to, or a discharge of the Company.

Nothing contained herein shall constitute a waiver of any rights of the Company against the L/C Issuing Bank arising out of the gross negligence or willful misconduct of the L/C Issuing Bank in connection with any Letter of Credit issued hereunder.

                          4(e)    Uniform Customs and Practice.  The Uniform
Customs and Practice for Documentary Credits as published by the International Chamber of Commerce most recently at the time of issuance of any Letter of Credit shall (unless otherwise expressly provided in the Letter of Credit) apply to the Letters of Credit.

                          4(f)    Relationship to Letter of Credit
Applications. In the event of any inconsistency between the terms and provisions of this Agreement and the terms and provisions of the Letter of Credit Applications, the terms and provisions of this Agreement shall supersede and govern.

                 5.       Interest-Related Provisions.

                          5(a)    Interest Billing and Payment Requirements.
Interest accruing on Reference Rate Loans shall be payable monthly, in arrears, for each month on or before the first Business Day of the next succeeding month in the amount set forth in an interest billing for such Loans delivered by the Agent to the Company (which delivery may be telephonic and later confirmed in writing). Interest accruing on Eurodollar Rate Loans shall be payable, in arrears, on the last day of the applicable Interest Period therefor, or in the case of Eurodollar Rate Loans with Interest Periods ending later than three months from the date funded, at the end of each three month period from the date funded and at the end of the applicable Interest Period therefor.

                          5(b)    Election of Type of Loan; Conversion Options;
Funding of Loans.

                                  (1)      The Company may elect from time to
         time to have Loans funded by giving the Agent irrevocable notice of such election no later than: (i) in the case of a Reference Rate Loan, 9:00 a.m. (Los Angeles time) on the requested funding date, and
         (ii) in the case of a Eurodollar Rate Loan, 9:00 a.m. (Los Angeles time) on the second Eurodollar Business Day preceding the proposed funding date. The principal amount of each Eurodollar Rate Loan shall be in the minimum amount of: (i) in the case of Revolving Loans which are Eurodollar Rate Loans, $1,000,000.00 or more, and (ii) in the case of all other Loans which are Eurodollar Rate Loans $250,000.00 and whole multiples of $100,000.00 in excess thereof. The Company may elect from time to time to convert Loans outstanding: (i) as Eurodollar Rate Loans to Reference Rate Loans by giving the Agent irrevocable notice of such election no later than 9:00 a.m. (Los Angeles time) on the last day of the Interest Period for such Eurodollar Rate Loan, and
         (ii) as Reference Rate Loans to Eurodollar Rate Loans by giving the Agent irrevocable notice of such election no later than 9:00 a.m. (Los Angeles time) on the second Eurodollar Business Day preceding the proposed conversion date. Any conversion of Eurodollar Rate Loans may only be made on the last day of the applicable Interest Period. No Reference Rate Loan may be converted into a Eurodollar Rate Loan if an Event of Default or Potential Default has occurred and is continuing at the requested conversion date. All or any part of outstanding Loans may be converted as provided herein, provided that partial conversions shall be in an amount not less than the amount required pursuant to the second sentence of this subparagraph (1).

                                  (2)      The Company may elect from time to
         time to have any Eurodollar Rate Loan continued as such upon the expiration of the Interest Period applicable thereto by giving the Agent irrevocable notice of such election no later than 9:00 a.m.
         (Los Angeles time) on the second Eurodollar Business Day preceding the last day of such Interest Period; provided, however, that no Eurodollar Rate Loan may be continued as such when any Event of Default or Potential Default has occurred and is continuing, but shall be automatically converted to a Reference Rate Loan on the last day of the Interest Period applicable thereto. The Agent shall notify the Company promptly that such automatic conversion will occur. If the Company shall fail to give notice of its election to continue a Eurodollar Rate Loan as such as provided above, the Company shall be deemed to have elected to convert the affected Eurodollar Rate Loan to a Reference Rate Loan on the last day of the applicable Interest Period.

                                  (3)      Each request for the funding,
         continuation or conversion of a Loan shall be evidenced by the timely delivery by the Company to the Agent of a duly executed Loan Request (which delivery may be by facsimile transmission).

                                  (4)      Upon receipt of a Loan Request for
         the funding of a new Loan or upon the date of any L/C Drawing with respect to a Standard Letter of Credit which is to be converted into a Revolving Loan, the Agent shall notify each Lender of such Lender's Percentage Share thereof no later than 9:30 a.m. (Los Angeles time) on the date such Loan Request is received by the Agent or such L/C Drawing made (said notice by the Agent to the Lenders to be given telephonically and confirmed by facsimile transmission). Each Lender shall make its Percentage Share of the proposed Loan available to the Agent, in same-day funds, on the funding date at the Contact Office of the Agent, ABA 122003516, for the Agent's Account #2302-25217, or such other account as the Agent shall designate no later than 12:00 noon (Los Angeles time). The failure of any

         Lender to advance its Percentage Share of a proposed Loan shall not relieve any other Lender of its obligation hereunder to advance its Percentage Share thereof, but no Lender shall be responsible for the failure of any other Lender to make any such advance. Nothing contained herein shall in any manner or to any extent be deemed to constitute a waiver by the Company of any rights, powers and remedies which it may have against any Lender for failure of such Lender to fund its Percentage Share of Loans as required by the Loan Documents.

                          5(c)    Illegality.  Notwithstanding any other
provisions herein, if any law, regulation, treaty or directive or any change therein or in the interpretation or application thereof, shall make it unlawful for any Lender to make or maintain Eurodollar Rate Loans as contemplated by this Agreement: (1) the commitment of such Lender hereunder to make or to continue Eurodollar Rate Loans or to convert Reference Rate Loans to Eurodollar Rate Loans shall forthwith be canceled and (2) such Lender's Percentage Share of Loans then outstanding as Eurodollar Rate Loans, if any, shall be converted automatically to Reference Rate Loans at the end of their respective Interest Periods or within such earlier period as may be required by law. In the event of a conversion of any such Loan prior to the end of its applicable Interest Period the Company hereby agrees promptly to pay any Lender affected thereby, upon demand, the amounts required pursuant to Paragraph 5(f) below, it being agreed and understood that such conversion shall constitute a prepayment for all purposes hereof. The provisions hereof shall survive the termination of this Agreement and payment of the outstanding Loans and all other amounts payable hereunder.

                          5(d)    Requirements of Law; Increased Costs.  In the
event that any applicable law, order, regulation, treaty or directive issued by any central bank or other governmental authority, agency or instrumentality or in the governmental or judicial interpretation or application thereof, or compliance by any Lender with any request or directive (whether or not having the force of law) issued by any central bank or other governmental authority, agency or instrumentality:

                          (1) Does or shall subject any Lender to any tax of any kind whatsoever with respect to this Agreement or any Loans made or Letter of Credit issued hereunder, or change the basis of taxation of payments to such Lender of principal, fee, interest or any other amount payable hereunder (except for change in the rate of tax on the overall net income of such Lender);

                          (2)     Does or shall impose, modify or hold
         applicable any reserve, capital requirement, special deposit, compulsory loan or similar requirements against assets held by, or deposits or other liabilities in or for the account of, advances or loans by, or other credit extended by, or any other acquisition of funds by, any office of such Lender which are not otherwise included in the determination of interest payable on the Obligations; or

                          (3) Does or shall impose on such Lender any other condition;

and the result of any of the foregoing is to increase the cost to such Lender of making, renewing or maintaining any Loan or issuing, renewing or maintaining any Letter of Credit or to reduce any amount receivable in respect thereof or the rate of return on the capital of such Lender or any corporation controlling such Lender, then, in any such case, the Company shall promptly pay to such Lender, upon its written demand made through the Agent, any additional amounts necessary to compensate such Lender for such additional cost or reduced amounts receivable or rate of return as determined by such Lender with respect to this Agreement or Loans made or Letters of Credit issued hereunder. If a Lender becomes entitled to claim any additional amounts pursuant to this Paragraph 5(d), it shall promptly notify the Company of the event by reason of which it has become so entitled. A certificate as to any additional amounts payable pursuant to the foregoing sentence containing the calculation thereof in reasonable detail submitted by a Lender to the Company shall be conclusive in the absence of manifest error. The provisions hereof shall survive the termination of this Agreement and payment of the outstanding Loans and unrepaid L/C Drawings and all other amounts payable hereunder.

                          5(e)    Funding.  Each Lender shall be entitled to
fund all or any portion of its Loans in any manner it may determine in its sole discretion, including, without limitation, in the Grand Cayman inter-bank market, the London inter-bank market and within the United States.

                          5(f)    Prepayment Premium.  In addition to all other
payment obligations hereunder, in the event: (1) any Loan which is outstanding as a Eurodollar Rate Loan is prepaid prior to the last day of the applicable Interest Period or if, following the Denomination Date, any principal installment on the Leasehold Improvement Term Loan is prepaid in whole or in part prior to its regularly scheduled payment date, whether following the occurrence of an Event of Default or otherwise, or (2) the Company shall fail to continue or to make a conversion to a Eurodollar Rate Loan after the Company has given notice thereof as provided in Paragraph 5(b) above, then the Company shall immediately pay to the Lenders holding the Loans prepaid or not made, continued or converted, through the Agent, an additional premium sum compensating each Lender for losses, costs and expenses incurred by such Lender in connection with such prepayment or such failure to borrow, continue or convert. The Company acknowledges that such losses, costs and expenses are difficult to quantify and that, in the case of the prepayment of or failure to continue or convert to a Eurodollar Loan, the following formula represents a fair and reasonable estimate of such losses, costs and expenses:



Amount                        [Applicable                   Eurodollar Rate    ]        Days Remaining
Being                         [Eurodollar Rate              for such Incre-    ]          in Interest
Prepaid or                    [for Increment                ment for Days      ]   x        Period
                                                                                    ----------------------
Being            x            [Being Prepaid        -       Remaining in       ]            360
Not Converted                 [or Not                       Interest           ]
or Continued                  [Converted                    Period             ]
                              [or Continued                 (as quoted on the first
                                                            Eurodollar Business
                                                            Day following Lenders'
                                                            receipt of notice thereof)

For purposes of calculating the current Eurodollar Rate for the days remaining in the Interest Period for both the increment being prepaid or not converted or continued, said current Eurodollar Rate shall be an interest rate interpolated between Eurodollar Rates quoted for standard calendar periods for subsequent months' maturities in accordance with normal conventions. A certificate as to any additional amounts payable pursuant to the foregoing sentence containing the calculation thereof in reasonable detail submitted by a Lender to the Company shall be conclusive in the absence of manifest error. The provisions hereof shall survive the termination of this Agreement and the payment of all other Obligations.

                 6.       Miscellaneous Provisions.

                          6(a)    Open Book Account.  The obligation of the
Company to repay the Loans and L/C Drawings shall be evidenced by a notation on the books and records of the Agent and each Lender. The Agent shall deliver a statement of account to the Company and each Lender monthly setting forth the unpaid balance of Loans outstanding hereunder. Such statement shall (absent clerical error) be deemed conclusively correct and accepted by the Company and the Lenders unless any of such Persons notifies the Agent to the contrary within ten (10) Business Days following delivery of such statement. Upon any advance, conversion or prepayment with respect to any Loan, each Lender is hereby authorized to record the date and amount of each such advance and conversion made by such Lender, or the date and amount of each such payment or prepayment of principal of the Loan made by such Lender, the applicable Interest Period and interest rate with respect thereto, on its books (or by any analogous method any Lender may elect consistent with its customary practices) and any such recordation shall constitute prima facie evidence of the accuracy of the information so recorded absent manifest error. The failure of the Agent or any Lender to make any such notation shall not affect in any manner or to any extent the Company's Obligations hereunder.

                          6(b)    Nature and Place of Payments.  All payments
made on account of the Obligations shall be made by the Company to the Agent for the account of the Lenders or the Agent, as applicable, without setoff or counterclaim, in lawful money of the United States of America in immediately available same day funds, free and clear of and without deduction for any taxes, fees or other charges of any nature whatsoever imposed by any taxing authority and must be received by the Agent by 10:00 a.m. (Los Angeles time) on the day of payment, it being expressly agreed and understood that if a payment is received after 10:00 a.m. (Los Angeles time) by the Agent, such payment will be considered to have been made by the Company on the next succeeding Business Day and interest thereon shall be payable by the Company at the then applicable rate during such extension. All payments on account of the Obligations shall be made to the Agent through its Contact Office . If any payment required to be made by the Company hereunder becomes due and payable on a day other than a Business Day, the due date thereof shall be extended to the next succeeding Business Day and interest thereon shall be payable at the then applicable rate during such extension. The Agent is hereby irrevocably authorized by the Company, upon prior notice to the Company (which notice may be telephonic), to debit the general operating account of the Company, if any, maintained with the Agent for the full amount of monthly and periodic interest billings, fees and other Obligations payable hereunder; provided, however, that the failure of the Agent to so debit such account shall not in any manner or to any extent affect the obligation of the Company to pay such Obligations as provided herein and in the other Loan Documents.

                          6(c)    Default Interest.  Notwithstanding anything
to the contrary contained herein, on any date that there shall have occurred and be continuing an Event of Default, any and all Obligations outstanding shall bear interest at a per annum rate equal to two percent (2%) in excess of the highest rate applicable to Loans then outstanding under this Agreement.

                          6(d)    Computations.  All computations of interest
and fees payable hereunder shall be based upon a year of three hundred and sixty (360) days for the actual number of days elapsed.

                          6(e)    Prepayments.

                                  (1)     The Company may prepay  Loans (other
         than Eurodollar Rate Loans and, following the Denomination Date, the Leasehold Improvement Term Loan) hereunder in whole or in part at any time, it being acknowledged and agreed that Eurodollar Rate Loans may not be voluntarily prepaid prior to the last day of their applicable Interest Periods.

                                  (2)     The Company shall pay in connection
         with any prepayment hereunder all interest accrued but unpaid on Loans to which such prepayment is applied, and all prepayment premiums, if any, on Eurodollar Rate Loans to which such prepayment is applied, concurrently with payment to the Agent of any principal amounts.

                                  (3)     Principal prepayments on any of the
         Term Loans shall be applied against principal installments on such Term Loans in inverse order of maturity.

                          6(f)    Allocation of Payments Received.  Prior to
the occurrence of an Event of Default and acceleration of the Obligations, all amounts received by the Agent on account of the Loans shall be applied against Loans in such order as the Company may direct in writing, subject to the requirement that disbursements to the Lenders shall be in accordance with their respective Percentage Shares. Such amounts shall be disbursed by the Agent to the Lenders pro rata in accordance with their respective Percentage Shares by wire transfer on the date of receipt if received by the Agent before 10:00 a.m. (Los Angeles time) or if received later, by 12:00 noon (Los Angeles time) on the next succeeding Business Day, without further interest payable by the Agent. Following the occurrence of an Event of Default and acceleration of the Obligations, all amounts received by the Agent on account of the Obligations shall be disbursed by the Agent as follows:

                                  (1)     First, to the payment of reasonable
         expenses incurred by the Agent in the performance of its duties and enforcement of its rights under the Loan Documents, including, without limitation, all costs and expenses of collection, attorneys' fees, court costs and foreclosure expenses;

                                  (2)      Then, to the Lenders, pro rata in
         accordance with their respective Percentage Shares, until all outstanding Loans and unrepaid L/C Drawings and interest accrued thereon and all other Obligations have been paid in full, said amounts to be allocated first to interest and then, but only after all accrued interest has been paid in full, to principal of Loans and unrepaid L/C Drawings;

                                  (3)      Then, and if but only if there
         remain Outstanding any Letters of Credit, to the Agent to hold as cash collateral for the obligation of the Company to reimburse any future L/C Drawings as the same may occur, until there are no further Letters of Credit Outstanding; and

                                  (4)      Then, to such Persons as may be
         legally entitled thereto.

                          6(g)    Telephonic/Facsimile Communications.  Any
agreement of the Agent and the Lenders herein to receive certain notices by telephone or facsimile is solely for the convenience and at the request of the Company. The Agent and the Lenders shall be entitled to rely on the authority of any Person purporting to be an authorized Person and the Agent and the Lenders shall not have any liability to the Company or other Person on account of any action taken or not taken by the Agent or the Lenders in reliance upon such telephonic or facsimile notice. The obligation of the Company to repay the Loans shall not be affected in any way or to any extent by any failure by the Agent and the Lenders to receive written confirmation of any telephonic or facsimile notice or the receipt by the Agent and the Lenders of a confirmation which is at variance with the terms understood by the Agent and the Lenders to be contained in the telephonic or facsimile notice.

                 7.       Fees.   The Company shall pay the following fees:

                          7(a)    Facility Fee.  To the Agent for its own
account, on or before the Effective Date, a one time facility fee in the amount of $125,000.00 of which $50,000.00 shall be retained by the Agent and $75,000.00 remitted to Marine Midland Bank concurrently with the funding of the first Loans hereunder in satisfaction of any and all obligations of the Company on account of the early repayment of the Existing Marine Midland Equipment Loans.

                          7(b)    Non-Usage Fee.  To the Agent for the pro rata
benefit of the Lenders in accordance with their respective Percentage Shares, on the first Business Day of the first month of each calendar quarter (and on the Revolving Loan Maturity Date) for the immediately preceding calendar quarter (or portion thereof), a non-usage fee in the amount set forth in a fee billing delivered by the Agent to the Company, which non-usage fee shall equal twenty five percent (25%) of: (1) the average daily Revolving Credit Limit in effect during the immediately preceding calendar quarter (or portion thereof), minus the daily average amount of Revolving Loans and Outstanding Standard Letters of Credit during the immediately preceding calendar quarter (or portion thereof), multiplied by one eighth of one percent (0.125%).

                          7(c)    Leasehold Improvement Term Loan Fee.  To the
Agent for the pro rata benefit of the Lenders in accordance with their respective Percentage Shares, on the date of funding of the Leasehold Improvement Term Loan a non-refundable loan fee in the amount of two percent (2%) of the original principal balance of the Leasehold Improvement Term Loan.

                          7(d)    Letter of Credit Fees.

                                  (1)      To the Agent for the pro rata
         benefit of the Lenders in accordance with their respective Percentage
         Shares:

                                        (i)     On or before the date of
                 issuance by the L/C Issuing Bank of a Standard Letter of Credit which is in the nature of a standby (as opposed to commercial/documentary) letter of credit, a non-refundable issuance fee in an amount equal to the greater of: a. $250.00, or b. one and one-half percent (1.50%) per annum of the face amount of such Standard Letter of Credit for the effective term of such Standard Letter of Credit (provided, however, that the first $250.00 of such fee shall be retained by the L/C Issuing Bank and only the balance, if any, allocated among the Lenders pro rata in accordance with their respective Percentage Shares);

                                        (ii)    On or before the date of
                 issuance by the L/C Issuing Bank of a Standard Letter of Credit which is in the nature of a commercial/documentary letter of credit, a non-refundable issuance fee in an amount equal to the greater of: a. $120.00, or b. one eighth of one percent (0.125%) of the face amount of such Standard Letter of Credit (provided, however, that the first $120.00 of such fee shall be retained by the L/C Issuing Bank and only the balance, if any, allocated among the Lenders pro rata in accordance with their respective Percentage Shares);

                                        (iii)   On or before the date of
                 issuance by the L/C Issuing Bank of the Bond Financing Letter of Credit and on the effective date of each annual renewal thereafter, a non-refundable annual letter of credit fee in an amount equal to one and one quarter of one percent (1.25%) per annum of the face amount of the Bond Financing Letter of Credit upon issuance or upon such renewal, as applicable (provided, however, that the first three twentieths of one percent (0.15%) of such fee shall be retained by the L/C Issuing Bank and only the balance allocated among the Lenders pro rata in accordance with their respective Percentage Shares);

                                        (iv)    On the date of negotiation of
                 each draft under a Standard Letter of Credit which is in the nature of a commercial/documentary letter of credit, a negotiation fee in an amount equal to the greater of: a. $120.00, or b. one eighth of one percent (0.125%) of the amount of such draft; and

                                        (v)    Such renewal, increase and
                 extension fees relating to any Standard Letter of Credit as are customarily charged by the L/C Issuing Bank to its customers from time to time.

                                  (2)      Directly to the L/C Issuing Bank,
         from time to time upon demand, such fees and charges, including, without limitation, miscellaneous charges and transfer fees, relating to the Letters of Credit as the L/C Issuing Bank customarily charges with respect to similar letters of credit issued by it.

                 8.       Guaranties; Additional Documents.

                          8(a)    Guaranties.  As credit support for the
Obligations, the Company shall cause each of the Guarantors to execute and deliver to the Agent for the benefit of the Lenders a credit guaranty in the form of that attached hereto as Exhibit A (each, a "Guaranty" and, collectively, the "Guaranties").

                          8(b)    Additional Documents.  The Company agrees to
execute and deliver and to cause to be executed and delivered to the Agent from time to time such documents, instruments and agreements as are in the Agent's judgment necessary or desirable to obtain for the Agent on behalf of the Lenders the benefit of the Loan Documents.

                 9.       Conditions to Credit Events.

                          9(a)    First Credit Event.  As conditions precedent
         to the first Credit Event hereunder:

                                  (1)      The Company shall have delivered or
         shall have had delivered to the Agent, in form and substance satisfactory to the Agent and its counsel, each of the following (with sufficient copies for each of the Lenders):

                                        (i)     A duly executed copy of this
                  Agreement;

                                        (ii)    A duly executed copy of a
                 Guaranty from each of the Guarantors;

                                        (iii)   Such credit applications,
                 financial statements, authorizations and such information concerning the Company, the Guarantors and their respective business, operations and condition (financial and otherwise) as any Lender may reasonably request;

                                        (iv)    Certified copies of resolutions
                 of the Board of Directors of the Company approving the execution and delivery of the Loan Documents to which the Company is party;

                                        (v)     A certificate of the Secretary
                 or an Assistant Secretary of the Company certifying the names and true signatures of the officers of the Company authorized to sign the Loan Documents to which the Company is party;

                                        (vi)    Certified copies of resolutions
                 of the Boards of Directors of each of the Guarantors approving the execution and delivery of the Guaranty to be executed by such Guarantor;

                                        (vii)   A certificate of the Secretary
                 or an Assistant Secretary of each of the Guarantors certifying the names and true signatures of the officer(s) of the Guarantor authorized to sign the Guaranty to be executed by such Guarantor;

                                        (viii)  A copy of the Certificate of
                 Incorporation of the Company, certified by the Secretary of State of the State of New York as of a recent date;

                                        (ix)    A copy of each of the
                 Certificate of Incorporation and Bylaws of the Company, certified by the Secretary or an Assistant Secretary of the Company as of the date of this Agreement as being accurate and complete;

                                        (x)     A certificate of good standing
                 or status of the Company from the Secretary of State of the State of New York as of a recent date;

                                        (xi)    A certificate of the chief
                 financial officer or treasurer of the Company in the form of that attached hereto as Exhibit B dated as of the date of the proposed Credit Event, confirming the accuracy and completeness of the representations and warranties of the Company set forth in the Loan Documents and the fact that there does not exist a Potential Default or an Event of Default;

                                        (xii)   A Compliance Certificate, duly
                 executed by the chief financial officer of the Company, dated at and as of December 31, 1996;

                                        (xiii)  An opinion of counsel to the
                 Company and the Guarantors, which counsel shall be satisfactory to the Agent, substantially in the form of that attached hereto as Exhibit C; and

                                        (xiv)   Evidence satisfactory to the
                 Agent and the Lenders that upon the occurrence of the first Credit Event, all Indebtedness of the Company to Marine Midland Bank with respect to the Existing Marine Midland Equipment Loans and all other Indebtedness of the Company to Marine Midland Bank shall have been paid in full and the credit facility evidenced thereby terminated.

                                  (2)     All acts and conditions (including,
         without limitation, the obtaining of any necessary regulatory approvals and the making of any required filings, recordings or registrations) required to be done and performed and to have happened precedent to the execution, delivery and performance of the Loan Documents and to constitute the same legal, valid and binding obligations, enforceable in accordance with their respective terms, shall have been done and performed and shall have happened in due and strict compliance with all applicable laws.

                                  (3)     All documentation, including, without
         limitation, documentation for corporate and legal proceedings in connection with the transactions contemplated by the Loan Documents shall be satisfactory in form and substance to the Agent and its counsel.

                          9(b)    All Credit Events.  As conditions precedent
to each Lender's obligation to make any Loan, including the first Loan and including the conversion of any Loan to another type of Loan or the continuation of any Eurodollar Rate Loan after the end of its applicable Interest Period, or of the L/C Issuing Bank to issue, amend, renew or extend any Letter of Credit, at and as of the date of such action:

                          (1) There shall have been delivered to the Agent a Loan Request or, as applicable, a Letter of Credit Application and any required L/C Documents, therefor;

                          (2) The representations and warranties of the Company contained in the Loan Documents shall be accurate and complete in all material respects as if made on and as of the date of such advance, conversion, continuance or issuance or, with respect to any representation made as of a specific date, shall have been accurate and complete as of such date;

                          (3) There shall not have occurred an Event of Default or Potential Default;

                          (4) If the Credit Event is the making of a Revolving Loan or issuance of a Standard Letter of Credit, following the funding or issuance thereof the aggregate principal amount of Revolving Loans, Outstanding Standard Letters of Credit and unrepaid L/C Drawings outstanding shall not exceed the limitations of Paragraphs 1(a) and 4(a) above;

                          (5) If the Credit Event is the making of a Acquisition Loan, the Company shall have delivered to the Agent such evidence as the Agent or any Lender may reasonably request demonstrating that the proposed acquisition is a Permitted Acquisition, and, in addition, if the aggregate purchase price therefor (meaning the total consideration payable on account thereof regardless of when payable and assumed Indebtedness) when taken in the aggregate with any related acquisitions being consummated concurrently or as part of a series of previously consummated and/or contemplated acquisitions occurring since the Effective Date, is in excess of $5,000,000.00, the Agent and one hundred percent (100%) of the Lenders have approved such acquisition in writing; and

                          (6) If the Credit Event is the issuance of the Bond Financing Letter of Credit, the Company shall have delivered to the Agent and each Lender for review and approval, in their sole and absolute discretion: (i) all information concerning the project to be financed thereby as the Agent or any Lender may request, including, without limitation, the loan agreement between the issuing authority and the Company and all major construction contracts and budgets, and (ii) all documents, instruments and agreements relating to the issuance of the bonds, including, without limitation, the related indenture, and the Agent and each Lender shall have approved the same.

By delivering a Loan Request to the Agent hereunder, the Company shall be deemed to have represented and warranted the accuracy and completeness of the statements set forth in subparagraphs (b)(2) through (b)(4) above, as applicable.

                 10.      Representations and Warranties of the Company.

                 As an inducement to the Agent and each Lender to enter into this Agreement and to make Loans as provided herein, the Company represents and warrants to the Agent and each Lender that:

                          10(a)   Financial Condition.  The financial
statements, dated the Statement Date and the Interim Date, copies of which have heretofore been furnished to each Lender by the Agent, are complete and correct and present fairly in accordance with GAAP the financial condition of the Company and its consolidated Subsidiaries at such dates and the consolidated and consolidating results of their operations and changes in financial position for the fiscal periods then ended.

                          10(b)   No Change.  Since the Statement Date there
has been no material adverse change in the business, operations, assets or financial or other condition of the Company or the Company and its Subsidiaries taken as a whole. The Lenders acknowledge that the changes in the assets and financial condition of the Company disclosed in the financial statements provided to the Lenders dated the Interim Date are not material adverse changes. Except as expressly disclosed in writing to the Agent and the Lenders prior to the Effective Date, from the Statement Date through the Effective Date, neither the Company nor any of its Subsidiaries has entered into, incurred or assumed any material long-term debt, mortgages, leases or oral or written commitments, nor commenced any significant project, nor made any purchase or acquisition of any significant property.

                          10(c)   Corporate Existence; Compliance with Law.
The Company and each of its Subsidiaries: (1) is duly organized, validly existing and in good standing as a corporation under the laws of the jurisdiction of its organization and is qualified to do business in each jurisdiction where its ownership of property or conduct of business requires such qualification and where failure to qualify would have a material adverse effect on the Company or such Subsidiary or its property and/or business or on the ability of the Company or such Subsidiary to pay or perform the Obligations, (2) has the corporate power and authority and the legal right to own and operate its property and to conduct business in the manner in which it does and proposes so to do, and (3) is in compliance with all Requirements of Law and Contractual Obligations, the failure to comply with which could have a material adverse effect on the business, operations, assets or financial or other condition of the Company or the Company and its Subsidiaries taken as a whole.

                          10(d)   Corporate Power; Authorization; Enforceable
Obligations. The Company and each of its Subsidiaries has the corporate power and authority and the legal right to execute, deliver and perform the Loan Documents to which it is a party and has taken all necessary corporate action to authorize the execution, delivery and performance of such Loan Documents. The Loan Documents to which the Company or any of its Subsidiaries is party have been duly executed and delivered on behalf of such Person and constitute legal, valid and binding obligations of such Person enforceable against such Person in accordance with their respective terms, subject to the effect of applicable bankruptcy and other similar laws affecting the rights of creditors generally and the effect of equitable principles whether applied in an action at law or a suit in equity.

                          10(e)   No Legal Bar.  The execution, delivery and
performance of the Loan Documents to which the Company or any of its Subsidiaries is party, the borrowing hereunder and the use of the proceeds thereof, will not violate any Requirement of Law or any Contractual Obligation of the Company or any of its Subsidiaries the violation of which could have a material adverse effect on the business, operations, assets or financial or other condition of the Company or the Company and its Subsidiaries taken as a whole or create or result in the creation of any Lien on any assets of the Company or any of its Subsidiaries.

                          10(f)   No Material Litigation.  Except as disclosed
on Exhibit D hereto, no litigation, investigation or proceeding of or before any arbitrator, court or Governmental Authority is pending or, to the knowledge of the Company, threatened by or against the Company or any of its Subsidiaries or against any of such parties' properties or revenues which is likely to be adversely determined and which, if adversely determined, is likely to have a material adverse effect on the business, operations, property or financial or other condition of the Company or the Company and its Subsidiaries taken as a whole.

                          10(g)   Taxes.  The Company and each of its
Subsidiaries have filed or caused to be filed all tax returns that are required to be filed and have paid all taxes shown to be due and payable on said returns or on any assessments made against them or any of their property other than taxes which are being contested in good faith by appropriate proceedings and as to which the Company or applicable Subsidiary has established adequate reserves in conformity with GAAP.

                          10(h)   Investment Company Act.  The Company is not
an "investment company" or a company "controlled" by an "investment company" within the meaning of the Investment Company Act of 1940, as amended.

                          10(i)   Subsidiaries.  Attached hereto as Exhibit E
is an accurate and complete list of the Subsidiaries, their respective jurisdictions of incorporation and the percentage of their capital stock owned by the Company or other Subsidiaries. All of the issued and outstanding shares of capital stock of such Subsidiaries have been duly authorized and issued and are fully paid and non-assessable.

                          10(j)   Federal Reserve Board Regulations.  Neither
the Company nor any of its Subsidiaries is engaged or will engage, principally or as one of its important activities, in the business of extending credit for the purpose of "purchasing" or "carrying" any "margin stock" within the respective meanings of such terms under Regulation U. No part of the proceeds of any Loan issued hereunder will be used for "purchasing" or "carrying" "margin stock" as so defined or for any purpose which violates, or which would be inconsistent with, the provisions of the Regulations of the Board of Governors of the Federal Reserve System.

                          10(k)   ERISA.  The Company and each of its
Subsidiaries are in compliance in all respects with the requirements of ERISA and no Reportable Event has occurred under any Plan maintained by the Company or any of its Subsidiaries which is likely to result in the termination of such Plan for purposes of Title IV of ERISA.

                          10(l)   Assets.  The Company and each of its
Subsidiaries has good and marketable title to all property and assets reflected in the financial statements dated the Interim Date referred to in Paragraph 10(a) above, except property and assets sold or otherwise disposed of in compliance with Paragraph 12(h) below and otherwise in the ordinary course of business subsequent to the Interim Date. Neither the Company nor any of its Subsidiaries has outstanding Liens on any of its properties or assets nor are there any security agreements to which the Company or any of its Subsidiaries is a party, or title retention agreements, whether in the form of leases or otherwise, of any personal property except as reflected in the financial statements referred to in Paragraph 10(a) above or as permitted under Paragraph 12(a) below.

                          10(m)   Securities Acts.  The Company has not issued
any unregistered securities in violation of the registration requirements of
Section 5 of the Securities Act of 1933, as amended, or any other law, and is not violating any rule, regulation or requirement under the Securities Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended. The Company is not required to qualify an indenture under the Trust Indenture Act of 1939, as amended, in connection with its execution and delivery of the Loan Documents.

                          10(n)   Consents, Etc.  No consent, approval,
authorization of, or registration, declaration or filing with any Governmental Authority or any other Person is required on the part of the Company or any of its Subsidiaries in connection with the execution and delivery of the Loan Documents or the performance of or compliance with the terms, provisions and conditions hereof or thereof other than such as have been obtained prior to or concurrently with the occurrence of the Effective Date.

                          10(o)   Copyrights, Patents, Trademarks and Licenses,
etc. The Company owns or is licensed or otherwise has the right to use all of the patents, trademarks, service marks, trade names, copyrights, contractual franchises, authorizations and other rights that are reasonably necessary for the operation of its business, without conflict with the rights of any other Person. To the best knowledge of the Company, no slogan or other advertising device, product, process, method, substance, part or other material now employed, or now contemplated to be employed, by the Company infringes upon any rights held by any other Person. Except as specifically disclosed in Exhibit D hereto, no claim or litigation regarding any of the foregoing is pending or, to the knowledge of the Company, threatened, and, to the knowledge of the Company, no patent, invention, device, application, principle or any statute, law, rule, regulation, standard or code is pending or proposed, which, in either case, could, reasonably be expected to have a material adverse effect on the Company or any of its Subsidiaries.

                          10(p)   Hazardous Materials.  Except for incidents
that (1) have been fully remediated in accordance with all applicable Hazardous Materials Laws; (2) would not violate Paragraph 11(j)(2) below if such circumstance occurred subsequent to the date of this Agreement; or (3) are disclosed on Exhibit D hereto, neither the Company nor, to the best knowledge of the Company, any other Person has: (1) caused or permitted any Hazardous Materials to be released or disposed of in, on, under or about any Property or any part thereof; (2) caused or permitted to be incorporated into or utilized in the construction of any improvements located on any Property any chemical, material, or substance to which exposure is prohibited, limited or regulated by any Hazardous Materials Laws or which, even if not so regulated, is known to pose a hazard (either in its present form or if disturbed or removed) to the health and safety of the occupants of or visitors to such Property or of property adjacent to such Property; or (3) discovered the presence on or under any Property of any underground tanks used for the storage of Hazardous Materials or any occurrence or condition on any Property or any property adjacent to or in the vicinity of such Property that could cause such Property or any part thereof to be subject to any restrictions on the ownership, occupancy, transferability or use of such Property under any Hazardous Materials Laws. The handling, storage, use and generation of Hazardous Materials, other than petroleum products or consumer products used in the ordinary course of business of each Property, is substantially limited to the types of Hazardous Materials described in Exhibit D.

                          10(q)   Regulated Entities.  The Company is not
subject to regulation under the Public Utility Holding Company Act of 1935, the Federal Power Act, the Interstate Commerce Act, any state public utilities code, or any other Federal or state statute or regulation limiting its ability to incur Indebtedness.

                 11. Affirmative Covenants. The Company hereby covenants and agrees with the Agent and each Lender that, as long as any Obligations remain unpaid or any Lender has any obligation to make Loans or the L/C Issuing Bank has any obligation to issue Letters of Credit hereunder, the Company shall:

                          11(a)   Financial Statements.  Furnish or cause to be
furnished to the Agent and to each of the Lenders directly:

                                  (1)      Within ninety (90) days after the
         last day of each fiscal year of the Company; (i) consolidated and consolidating statements of income and statements of changes in financial position for such year and balance sheets as of the end of such year presented fairly in accordance with GAAP and accompanied by an unqualified report of Deloitte & Touche LLP or another firm of independent certified public accountants reasonably acceptable to the Agent, and (ii) a copy of the Company's 10K filed with the Securities and Exchange Commission; and

                                  (2)     Within forty five (45) days after the
         last day of each fiscal quarter: (i) consolidated and consolidating statements of income and changes in financial position for such calendar quarter and balance sheets as of the end of such calendar quarter of the Company and its Subsidiaries, and (ii) a copy of the Company's 10Q filed with the Securities and Exchange Commission for such quarter; and

                                  (3)      Concurrently with the delivery of
         each of the financial statements delivered pursuant to subparagraph
         (1) and (2) above a certificate of the chief financial officer of the Company stating that such financial statements are presented fairly in accordance with GAAP, confirming as of the last day of such fiscal period the continuing accuracy and completeness of all representations and warranties of the Company set forth in the Loan Documents or, with respect to any representation and warranty made as of a specific date, the accuracy and completeness as of such date, and that there does not exist a Potential Default or an Event of Default hereunder, and a Compliance Certificate.

                          11(b)   Other Information.  Promptly furnish or cause
to be furnished to the Agent (with the Agent providing the same to each of the Lenders) such additional financial and other information, including, without limitation, financial statements of the Company and the Guarantors as the Agent or any Lender (through the Agent) may from time to time reasonably request, including, without limitation, such information as is necessary to enable any Lender to participate out any of its interests in the Loans and other Obligations hereunder or to enable other financial institutions to become signatories hereto.

                          11(c)   Payment of Indebtedness.  Itself, and shall
cause each of its Subsidiaries to, pay, discharge or otherwise satisfy at or before maturity or before it becomes delinquent, defaulted or accelerated, as the case may be, all its Indebtedness (including taxes), except: (1) Indebtedness being contested in good faith and for which provision is made to the satisfaction of the Agent for the payment thereof in the event the Company or such Subsidiary is found to be obligated to pay such Indebtedness and which Indebtedness is thereupon promptly paid by the Company or such Subsidiary, and
(2) additional Indebtedness in an amount not to exceed $300,000.00 in the aggregate at any date outstanding.

                          11(d)   Maintenance of Existence and Properties.
Itself, and shall cause each of its Subsidiaries to, maintain its corporate existence and maintain all rights, privileges, licenses, approvals, franchises, properties and assets necessary or desirable in the normal conduct of its business, and comply with all Contractual Obligations and Requirements of Law the failure to comply with which could have a material adverse effect on the business, operations, assets or financial or other condition of the Company or the Company and its Subsidiaries taken as a whole.

                          11(e)   Inspection of Property; Books and Records;
Discussions. Itself, and shall cause each of its Subsidiaries to, keep proper books of record and account in which full, true and correct entries in conformity with GAAP and all Requirements of Law the failure to comply with which could have a material adverse effect on the business, operations, assets or financial or other condition of the Company or the Company and its Subsidiaries taken as a whole shall be made of all dealings and transactions in relation to its business and activities, and permit representatives of the Agent or any Lender (at no cost or expense to the Company or any Subsidiary and during normal business hours (unless there shall have occurred and be continuing an Event of Default)) to visit and inspect any of its properties and examine and make abstracts from any of its books and records at any reasonable time and as often as may reasonably be desired by the Agent or any Lender and to discuss the business, operations, properties and financial and other condition of the Company and any of its Subsidiaries with officers and employees of such parties, and with their independent certified public accountants.

                          11(f)   Notices.  Promptly give written notice to the
Agent (with the Agent providing the same to each of the Lenders) of:

                                  (1)     The occurrence of any Potential
         Default or Event of Default;

                                  (2)     Any litigation or proceeding affecting
         the Company or any of its Subsidiaries which is likely to be resolved adversely and which if resolved adversely could have a material adverse effect on the business, operations, property, or financial or other condition of the Company or the Company and its Subsidiaries taken as a whole;

                                  (3)     Any material adverse change in the
         business, operations, property or financial or other condition of the Company or the Company and its Subsidiaries taken as a whole; and

                                  (4)     Prior to the occurrence thereof, the
         formation of any Subsidiary following the Effective Date.

                          11(g)   Expenses.  Pay all reasonable out-of-pocket
expenses (including fees and disbursements of counsel): (1) of the Agent incident to the preparation, negotiation and administration of the Loan Documents and the protection of the rights of the Lenders and the Agent under the Loan Documents, and (2) of the Agent and, following the occurrence of an Event of Default, each of the Lenders incident to the enforcement of payment of the Obligations, whether by judicial proceedings or otherwise, including, without limitation, in connection with bankruptcy, insolvency, liquidation, reorganization, moratorium or other similar proceedings involving the Company or a "workout" of the Obligations. The obligations of the Company under this Paragraph 11(g) shall be effective and enforceable whether or not any Loan is funded or Letter of Credit issued hereunder and shall survive payment of all other Obligations.

                          11(h)   Loan Documents.  Comply with and observe all
terms and conditions of the Loan Documents.

                          11(i)   Insurance.  Obtain and maintain insurance
with responsible companies in such amounts and against such risks as are usually carried by corporations engaged in similar businesses similarly situated, and furnish any of the Lenders on request (made through the Agent) full information as to all such insurance.

                          11(j)   Hazardous Materials.  Itself, and shall cause
each of its Subsidiaries to:

                                  (1)     Immediately advise the Agent in
         writing if (i) any Hazardous Materials Claims are hereafter asserted;
         (ii) any quantity of Hazardous Materials has been released, discharged, or disposed of on, under, or from any Property, such release is reportable under applicable Hazardous Materials Laws to any governmental agency or third party, and such incident has not been previously disclosed to Agent; (iii) any discharge, release, or disposal of any Hazardous Materials in, on, or under any Property would, if remediation of such condition were required by any applicable governmental agency with jurisdiction over such Property, result in remediation costs in excess of $10,000.00; and (iv) upon removal of any underground or aboveground tanks used to store any Hazardous Materials, the characterization of any releases, discharges, or disposal of any Hazardous Materials is required under applicable Hazardous Materials Laws, and such characterization, and any material updates required by any governmental agency with jurisdiction over such incident, shall also be provided to Agent.

                                  (2)     Use its best, commercially reasonable
         efforts to keep and maintain each Property in compliance with, and not cause or permit any Property to be in violation of, any Hazardous Material Laws, and in all events shall ensure that in the event any discharge, release or disposal of any Hazardous Materials has occurred in, on, under, or about any Property that such incident: (i) does not have any material adverse impact upon the ability of the operator of such Property to continue to operate the Property in substantially the same manner as occurred prior to the incident; and (ii) such operator complies with all orders, notices and other directives of any and all governmental agencies or authorities with jurisdiction over the incident, including, without limitation, implementation of such remediation or abatement measures as may be required by such agencies or may be reasonably necessary to bring such Property into compliance with applicable Hazardous Materials Laws.

                          11(k)   Compliance with Laws.  Itself, and shall
cause each of its Subsidiaries to, comply, in all material respects with all Requirements of Law and Contractual Obligations the failure to comply with which could have a material adverse effect on the business, operations, assets or financial or other condition of the Company or the Company and its consolidated Subsidiaries taken as a whole.

                 12. Negative Covenants. The Company hereby agrees that, as long as any Obligations remain unpaid or any Lender has any obligation to make Loans or the L/C Issuing Bank has any obligation to issue Letters of Credit hereunder, the Company shall not, directly or indirectly:

                          12(a)   Liens.  And shall not permit any Subsidiary
to, create, incur, assume or suffer to exist any Lien upon any of its property and assets except:

                          (1)     Liens or charges for current taxes,
         assessments or other governmental charges which are not delinquent or which remain payable without penalty, or the validity of which are contested in good faith by appropriate proceedings upon stay of execution of the enforcement thereof, provided the Company or such Subsidiary, as applicable, shall have set aside on its books and shall maintain adequate reserves for the payment of same in conformity with GAAP;

                          (2) Liens, deposits or pledges made to secure statutory obligations, surety or appeal bonds, or bonds to obtain, or to obtain the release of, attachments, writs of garnishment or for stay of execution, or to secure the performance of bids, tenders, contracts (other than for the payment of borrowed money), leases or for purposes of like general nature in the ordinary course of the business of the Company or such Subsidiary;

                          (3) Purchase money security interests for property hereafter acquired, conditional sale agreements, or other title retention agreements, with respect to property hereafter acquired; provided, however, that no such security interest or agreement shall extend to any property other than the property acquired;

                                  (4)      Statutory Liens of landlord's,
         carriers, warehousemen, mechanics, materialmen and other similar Liens imposed by law and created in the ordinary course of business for amounts not yet due or which are being contested in good faith by appropriate proceedings and with respect to which adequate reserves are being maintained in conformity with GAAP;

                                  (5)      Attachment and judgment Liens not
         otherwise constituting an Event of Default any of which Liens are in existence less than thirty (30) days after the entry thereof or with respect to which execution has been stayed, payment is covered in full by insurance, or the Company or such Subsidiary shall in good faith be prosecuting an appeal or proceedings for review and shall have set aside on its books such reserves as may be required by GAAP with respect to such judgment or award;

                                  (6)      Liens incidental to the conduct of
         the business or the ownership of the property of the Company or such Subsidiary which were not incurred in connection with borrowed money and which do not in the aggregate materially detract from the value of the property or materially impair the use thereof in the operation of the business and which, in any event, do not secure obligations aggregating in excess of $500,000.00; and

                                  (7)      Liens securing Other Permitted
         Secured Debt.

                          12(b)   Indebtedness.  And shall not permit any
Subsidiary to, create, incur, assume or suffer to exist, or otherwise become or be liable in respect of any Indebtedness except:

                                  (1)      The Obligations;

                                  (2)     Indebtedness reflected in the
         financial statements referred to in Paragraph 10(a) above (other than the Existing Marine Midland Equipment Loans and other Indebtedness of the Company to Marine Midland Bank which will be paid in full and the credit facilities evidenced thereby cancelled on the Effective Date);

                                  (3)     Trade debt incurred in the ordinary
         course of business;

                                  (4)     Indebtedness secured by Liens
         permitted under Paragraph 12(a) above; and

                                  (5)     Other Permitted Debt.

                          12(c)   Consolidation and Merger.  And shall not
permit any Subsidiary to, liquidate or dissolve or enter into any consolidation, merger (other than in connection with a Permitted Acquisition and subject to the Company being the surviving corporation and there not existing either prior to or after giving effect to such merger an Event of Default or Potential Default), partnership, joint venture (other than a partnership or joint venture in which the investment of the Company or its Subsidiaries will not violate Paragraph 12(g) below), syndicate or other combination.

                          12(d)   Acquisitions.  And shall not permit any
Subsidiary to, purchase or acquire or incur liability for the purchase or acquisition of any or all of the assets or business of any person, firm or corporation, other than Permitted Acquisitions.

                          12(e)   Payment of Dividends.  Declare or pay any
dividends upon its shares of stock now or hereafter outstanding or make any distribution of assets to its stockholders as such, whether in cash, property or securities, except: (1) dividends payable in shares of capital stock and cash in lieu of fractional shares or in options, warrants or other rights to purchase shares of capital stock, and (2) provided that at the date of payment thereof there does not exist an Event of Default or Potential Default, dividends in an aggregate amount not to exceed $400,000.00 in any fiscal year (or following the conversion of one hundred percent (100%) of the Subordinated Debt, $600,000.00).


                          12(f)   Purchase or Retirement of Stock.  Acquire,
purchase, redeem or retire any shares of its capital stock now or hereafter outstanding in excess in the aggregate from and after the Effective Date for a purchase price of $1,000,000.00.

                          12(g)   Investments; Advances.  And shall not permit
any Subsidiary to, make or commit to make any advance, loan or extension of credit (other than extensions of credit to customers in the ordinary course of business and extensions of credit to the Guarantors) or capital contribution to, or purchase any stock, bonds, notes, debentures or other securities of, or make any other investment in, any Person (other than a Guarantor) which when taken in the aggregate for the Company and its Subsidiaries with all similar transactions from and after the Effective Date would exceed $5,000,000.00.

                          12(h)   Sale of Assets.  And shall not permit any
Subsidiary to, sell, lease, assign, transfer or otherwise dispose of any of its assets (other than obsolete or worn out property or in connection with the discontinuance of operations, any such discontinuance to be based upon a reasonable business plan), whether now owned or hereafter acquired, other than in the ordinary course of business as presently conducted and at fair market value.

                          12(i)   Capital Expenditures. Make or commit to make
Capital Expenditures in excess of $5,000,000.00 in the aggregate from and after the Effective Date through 1997 fiscal year end or $3,000,000.00 during any fiscal year thereafter; provided, however, that the limitations contained in the Paragraph 12(i) shall not apply to Capital Expenditures associated with Permitted Acquisitions or funded with the proceeds of the bond financing supported by the Bond Financing Letter of Credit.

                          12(j)   Minimum Tangible Net Worth.  Permit the
Company's consolidated Tangible Net Worth as of any date to be less than (1) $45,000,000.00, plus (2) seventy-five percent (75%) of net profits of the Company, determined in accordance with GAAP, for each fiscal quarter, beginning with the fiscal quarter ending September 30, 1996, plus (3) fifty percent (50%) of the net proceeds of any equity offering of the Company consummated following the Effective Date.

                          12(k)   Leverage Ratio.  Permit the Company's
Leverage Ratio as of the last day of any calendar quarter to be greater than 1.50:1.00.

                          12(l)   Minimum Quick Ratio.  Permit the Company's
ratio of cash and cash equivalents plus net trade accounts receivable less than sixty (60) days from date of invoice to Current Liabilities (which Current Liabilities shall include for purposes hereof the aggregate principal amount of Revolving Loans outstanding hereunder, the outstanding principal balance of the Converted Term Loan and Outstanding Standard Letters of Credit on the applicable calculation date) as of the last day of any calendar month to be less than 1.25:1.00.

                          12(m)   Minimum Cash Flow Coverage Ratio.  Permit as
of the last day of any fiscal quarter the ratio of (1) EBIDA of the Company during such fiscal quarter and the immediately preceding three fiscal quarters to (2) the current portion of long term debt of the Company (excluding all Obligations under this Agreement and the bonds supported by the Bond Financing Letter of Credit other than the scheduled amortizations of the Acquisition Loans, Leasehold Improvement Term Loan and the bonds supported by the Bond Financing Letter of Credit (excluding the ballon portion of any final installment)) on such day plus interest expense paid during such fiscal quarter and the immediately preceding three fiscal quarters to be less than 1.50:1.00.

                          12(n)   Profitability.  Permit the Company's
consolidated net income for any fiscal quarter (as shown on the quarterly financial statements delivered pursuant to Paragraph 11(a)(2)) above to be less than $1.00.

                          12(o)   Subordinated Debt.  Make or permit to be made
any prepayment on account of the Subordinated Debt or, other than pursuant to
Section 12.2 of the Subordinated Debt Indenture, repurchase any debentures evidencing any Subordinated Debt, or amend or consent to the amendment or waiver of any term or provision of the Subordinated Debt Indenture without the prior written consent of the Agent and one hundred percent (100%) of the Lenders.

                          12(p)   Restriction on Negative Pledges.  Grant,
enter into or permit to remain in effect any agreement with any Person (other than the Agent and the Lenders pursuant to Paragraph 12(a) above) which would have the effect of prohibiting or restricting in any manner the Company or any of its Subsidiaries from granting to the Agent for the benefit of the Lenders such Liens upon assets and properties of the Company and its Subsidiaries as the Company, such Subsidiaries and the Lenders might otherwise agree.

                          12(q)   Formation of Additional Subsidiaries.
Following the Effective Date form or permit any Subsidiary to form any additional Subsidiary other than additional Subsidiaries in which the investment of the Company and its Subsidiaries does not violate Paragraph 12(g).

                 13. Events of Default. Upon the occurrence of any of the following events (an "Event of Default"):

                          13(a)   The Company shall fail to pay any principal
on the Loans or any L/C Drawing on the date when due or fail to pay within five days of the date when due any other Obligation under the Loan Documents; or

                          13(b)   Any representation or warranty made by the
Company in any Loan Document shall be inaccurate or incomplete in any material respect on or as of the date made; or

                          13(c)   The Company or any Guarantor shall fail to
maintain its corporate existence or shall default in the observance or performance of any covenant or agreement contained in Paragraph 12 above; or

                          13(d)   The Company shall fail to observe or perform
any other term or provision contained in the Loan Documents and such failure shall continue for ten (10) days; or

                          13(e)   The Company or any Subsidiary shall default
in any payment of principal of or interest on any Indebtedness (other than the Obligations) in an aggregate amount in excess of $1,000,000.00 or any other event shall occur, the effect of which is to permit such Indebtedness to be declared or otherwise to become due prior to its stated maturity; or

                          13(f)   (1) The Company or any of its Subsidiaries,
shall commence any case, proceeding or other action (i) under any existing or future law of any jurisdiction, domestic or foreign, relating to bankruptcy, insolvency, reorganization or relief of debtors, seeking to have an order for relief entered with respect to it, or seeking to adjudicate it a bankrupt or insolvent, or seeking reorganization, arrangement, adjustment, winding-up, liquidation, dissolution, composition or other relief with respect to it or its debts, or (ii) seeking appointment of a receiver, trustee, custodian or other similar official for it or for all or any substantial part of its assets, or the Company or any of its Subsidiaries shall make a general assignment for the benefit of its creditors; or (2) there shall be commenced against the Company or any of its Subsidiaries, any case, proceeding or other action of a nature referred to in clause (1) above which
(i) results in the entry of an order for relief or any such adjudication or appointment, or (ii) remains undismissed, undischarged or unbonded for a period of thirty (30) days; or (3) there shall be commenced against the Company or any of its Subsidiaries, any case, proceeding or other action seeking issuance of a warrant of attachment, execution, distraint or similar process against all or substantially all of its assets which results in the entry of an order for any such relief which shall not have been vacated, discharged, stayed, satisfied or bonded pending appeal within sixty (60) days from the entry thereof; or (4) the Company or any of its Subsidiaries, shall take any action in furtherance of, or indicating its consent to, approval of, or acquiescence in (other than in connection with a final settlement), any of the acts set forth in clause (1),
(2) or (3) above; or (5) the Company or any of its Subsidiaries, shall generally not, or shall be unable to, or shall admit in writing its inability to pay its debts as they become due; or

                          13(g)   (1) Any Person shall engage in any
"prohibited transaction" (as defined in Section 406 of ERISA or Section 4975 of the Code) involving any Plan, (2) any "accumulated funding deficiency" (as defined in Section 302 of ERISA), whether or nor waived, shall exist with respect to any Plan, (3) a Reportable Event shall occur with respect to, or proceedings shall commence to have a trustee appointed, or a trustee shall be appointed, to administer or to terminate, any Single Employer Plan, which Reportable Event or institution of proceedings is, in the reasonable opinion of the Agent, likely to result in the termination of such Plan for purposes of Title IV of ERISA, and, in the case of a Reportable Event, the continuance of such Reportable Event unremedied for ten days after notice of such Reportable Event pursuant to Section 4043(a), (c) or (d) of ERISA is given or the continuance of such proceedings for ten days after commencement thereof, as the case may be, (4) any Single Employer Plan shall terminate for purposes of Title IV of ERISA, (5) any withdrawal liability to a Multiemployer Plan shall be incurred by the Company or (6) any other event or condition shall occur or exist; and in each case in clauses (1) through (6) above, such event or condition, together with all other such events or conditions, if any, is likely to subject the Company or any of its Subsidiaries to any tax, penalty or other liabilities in the aggregate material in relation to the business, operations, property or financial or other condition of the Company or the Company and its Subsidiaries taken as a whole; or

                          13(h)   One or more judgments or decrees shall be
entered against the Company or any of its Subsidiaries and such judgments or decrees (other than decrees involving amounts in the aggregate of less than $100,000.00) shall not have been vacated, discharged, stayed, satisfied or bonded pending appeal within thirty (30) days from the entry thereof or in any event later than five days prior to the date of any proposed sale thereunder; or

                          13(i)   The Company shall voluntarily suspend the
transaction of business for more than five days in any calendar year commencing in fiscal year 1996; or

                          13(j)   Any Guarantor shall fail to observe or
perform any provision of its Guaranty or shall attempt to rescind or revoke its guaranty, with respect to future transactions or otherwise;

                 THEN, automatically upon the occurrence of an Event of Default under Paragraph 13(f) above, at the option of any Lender upon the occurrence of an Event of Default under Paragraph 13(a) above and, in all other cases, at the option of the Majority Lenders, each Lender's obligation to make Loans shall terminate and the L/C Issuing Bank's obligation to issue Letters of Credit hereunder shall terminate and the principal balance of outstanding Loans and interest accrued but unpaid thereon and the aggregate contingent liability of the Company to reimburse the Lenders for future L/C Drawings with respect to Outstanding Letters of Credit and all other Obligations shall become immediately due and payable, without demand upon or presentment to the Company, which are expressly waived by the Company and the Agent and the Lenders may immediately exercise all rights, powers and remedies available to them at law, in equity or otherwise. All amounts paid by the Company on account of the aggregate contingent liability of the Company under Outstanding Letters of Credit shall be held by the Agent as collateral security for the benefit of the L/C Issuing Bank and the Lenders until there are no Letters of Credit Outstanding and all unrepaid L/C Drawings have been paid in full with interest thereon as provided herein, the Company hereby being automatically deemed to have granted to the Agent, the L/C Issuing Bank and the Lenders a first priority, perfected security interest in all such monies and to have authorized the Agent to debit such monies in satisfaction of the obligation of the Company to repay L/C Drawings; provided, that, nothing contained herein shall in any manner or to any extent affect the liability of the Company with respect to L/C Drawings in the event for whatever reason the Agent does not so debit such monies on account thereof.

                 14.      The Agent.

                          14(a)   Appointment.  Each Lender hereby irrevocably
designates and appoints the Agent as the agent of such Lender under the Loan Documents and each such Lender hereby irrevocably authorizes the Agent, as the agent for such Lender, to take such action on its behalf under the provisions of the Loan Documents and to exercise such powers and perform such duties as are expressly delegated to the Agent by the terms of the Loan Documents, together with such other powers as are reasonably incidental thereto. Notwithstanding any provision to the contrary elsewhere in the Loan Documents, the Agent shall not have any duties or responsibilities, except those expressly set forth herein or therein, or any fiduciary relationship with any Lender, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into the Loan Documents or otherwise exist against the Agent. The Company shall pay to the Agent an agency fee in such amount and at such times as the Agent and the Company may from time to time agree in writing.

                          14(b)   Delegation of Duties.  The Agent may execute
any of its duties under the Loan Documents by or through agents or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties. The Agent shall not be responsible for the negligence or misconduct of any agents or attorneys-in-fact selected by it with reasonable care.

                          14(c)   Exculpatory Provisions.  Neither the Agent
nor any of its officers, directors, employees, agents, attorneys-in-fact or affiliates shall be (1) liable for any action lawfully taken or omitted to be taken by it or such Person under or in connection with the Loan Documents (except for its or such Person's own gross negligence or willful misconduct), or (2) responsible in any manner to any of the Lenders for any recitals, statements, representations or warranties made by the Company or any officer thereof contained in the Loan Documents or in any certificate, report, statement or other document referred to or provided for in, or received by the Agent under or in connection with the Loan Documents or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of the Loan Documents or for any failure of the Company to perform its obligations hereunder. The Agent shall not be under any obligation to any Lender to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, the Loan Documents or to inspect the properties, books or records of the Company.

                          14(d)   Reliance by Agent.  The Agent shall be
entitled to rely, and shall be fully protected in relying, upon any note, writing, resolution, notice, consent, certification, affidavit, letter, cablegram, telegram, telecopy, telex or teletype message, statement, order or other document or conversation reasonably believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons and upon advice and statements of legal counsel (including, without limitation, counsel to the Company), independent accountants and other experts selected by the Agent. The Agent may deem and treat the payee of any note as the owner thereof for all purposes. As to the Lenders: (1) the Agent shall be fully justified in failing or refusing to take any action under the Loan Documents unless it shall first receive such advice or concurrence of the Majority Lenders or all of the Lenders, as appropriate, or it shall first be indemnified to its satisfaction by the Lenders ratably in accordance with their respective Percentage Shares against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any action (except for liabilities and expenses resulting from the Agent's gross negligence or willful misconduct), and (2) the Agent shall in all cases be fully protected in acting, or in refraining from acting, under the Loan Documents in accordance with a request of the Majority Lenders or all of the Lenders, as appropriate, and such request and any action taken or failure to act pursuant thereto shall be binding upon all the Lenders.

                          14(e)   Notice of Default.  The Agent shall not be
deemed to have knowledge or notice of the occurrence of any Potential Default or Event of Default hereunder unless the Agent has received notice from a Lender or the Company referring to the Loan Documents, describing such Potential Default or Event of Default and stating that such notice is a "notice of default." In the event that the Agent receives such a notice, the Agent shall give notice thereof to the Lenders. The Agent shall take such action with respect to such Potential Default or Event of Default as shall be reasonably directed by the Majority Lenders provided that such action is consistent with the provisions of this Agreement; provided that, unless and until the Agent shall have received such directions, the Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Potential Default or Event of Default as it shall deem advisable in the best interest of the Lenders.

                          14(f)   Non-Reliance on Agent and Other Lenders.
Each Lender expressly acknowledges that neither the Agent nor any of its officers, directors, employees, agents, attorneys-in-fact or affiliates has made any representations or warranties to it and that no act by the Agent hereinafter taken, including any review of the affairs of the Company, shall be deemed to constitute any representation or warranty by the Agent to any Lender. Each Lender represents to the Agent that it has, independently and without reliance upon the Agent or any other Lender, and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, operations, property, financial and other condition and creditworthiness of the Company and made its own decision to make its loans hereunder and enter into this Agreement. Each Lender also represents that it will, independently and without reliance upon the Agent or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Agreement, and to make such investigation as it deems necessary to inform itself as to the business, operations, property, financial and other condition and creditworthiness of the Company. Except for notices, reports and other documents expressly required to be furnished to the Lenders by the Agent hereunder, the Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the business, operations, property, financial and other condition or creditworthiness of the Company which may come into the possession of the Agent or any of its officers, directors, employees, agents, attorneys-in-fact or affiliates.

                          14(g)   Indemnification.  The Lenders agree to
indemnify the Agent in its capacity as such (to the extent not reimbursed by the Company and without limiting the obligation of the Company to do so), ratably according to the respective amounts of their Percentage Shares, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind whatsoever which may at any time (including without limitation at any time following the payment of the Obligations) be imposed on, incurred by or asserted against the Agent in any way relating to or arising out of the Loan Documents or any documents contemplated by or referred to herein or the transactions contemplated hereby or any action taken or omitted by the Agent under or in connection with any of the foregoing; provided that no Lender shall be liable for the payment of any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from the Agent's gross negligence or willful misconduct. The agreements in this subsection shall survive the payment of the Obligations.

                          14(h)   Agent in Its Individual Capacity.  The Agent
and its affiliates may make loans to, accept deposits from and generally engage in any kind of business with the Company as though the Agent were not the Agent hereunder. With respect to such loans made or renewed by them, the Agent shall have the same rights and powers under the Loan Documents as any Lender and may exercise the same as though it were not the Agent, and the terms "Lender" and "Lenders" shall include the Agent in its individual capacity.

                          14(i)   Successor Agent.  The Agent may resign as
Agent under the Loan Documents upon sixty (60) days' notice to the Lenders and agrees that it will so resign in the event it ceases to hold any Percentage Share of the Obligations. The Agent may be removed from such capacity in the event the Lenders (other than the Agent) shall determine in their reasonable business judgment that the Agent has consistently failed to perform the obligations of the Agent hereunder. If the Agent shall resign or be removed as provided herein, then the Lenders (other than the Agent) shall appoint from among the Lenders a successor agent or, if such Lenders are unable to agree on the appointment of a successor agent, the Agent shall appoint a successor agent for the Lenders (which successor agent shall, in either case and assuming that there does not exist a Potential Default or Event of Default, be reasonably acceptable to the Company), whereupon such successor agent shall succeed to the rights, powers and duties of the Agent, and the term "Agent" shall mean such successor agent effective upon its appointment, and the former Agent's rights, powers and duties as Agent shall be terminated, without any other or further act or deed on the part of such former Agent or any of the parties to this Agreement or any of the Loan Documents or successors thereto. After any retiring Agent's resignation hereunder as Agent, the provisions of this Paragraph 14 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under the Loan Documents.

                 15.      Miscellaneous Provisions.

                          15(a)   No Assignment.  The Company may not assign
its rights or obligations under this Agreement without the prior written consent of one hundred percent (100%) of the Agent and the Lenders. Subject to the foregoing, all provisions contained in this Agreement or any document or agreement referred to herein or relating hereto shall inure to the benefit of each Lender, its successors and assigns, and shall be binding upon the Company, its successors and assigns.

                          15(b)   Amendment.  This Agreement may not be amended
or terms or provisions hereof waived unless such amendment or waiver is in writing and signed by the Majority Lenders, the Agent and the Company; provided, however, that without the prior written consent of one hundred percent (100%) of the Agent and the Lenders and (other than with respect to subparagraph (3) below) the Company, no amendment or waiver shall: (1) reduce the principal of, or rate of interest or fees on, the Loans or any Letter of Credit or extend or otherwise modify the required amount or due date for any Loan or any L/C Drawing, (2) modify the any Lender's Percentage Share (except as the result of an assignment permitted under Paragraph 15(h)(i) below), (3) modify any provision of the Loan Documents requiring one hundred percent (100%) of the Lenders to act, (4) modify the definition of "Majority Lenders," (5) release any Subsidiary from its obligations under its Guaranty or release any collateral at any time held for the Obligations, or (6) amend this Paragraph 15(b). It is expressly agreed and understood that the failure by the required Lenders to elect to accelerate amounts outstanding hereunder and/or to terminate the obligation of the Lenders to make Loans hereunder shall not constitute an amendment or waiver of any term or provision of this Agreement.

                          15(c)   Cumulative Rights; No Waiver.  The rights,
powers and remedies of the Lenders hereunder are cumulative and in addition to all rights, power and remedies provided under any and all agreements between the Company and the Lenders relating hereto, at law, in equity or otherwise. Any delay or failure by the Lenders to exercise any right, power or remedy shall not constitute a waiver thereof by the Lenders, and no single or partial exercise by the Lenders of any right, power or remedy shall preclude other or further exercise thereof or any exercise of any other rights, powers or remedies.

                          15(d)   Entire Agreement.  This Agreement and the
documents and agreements referred to herein embody the entire agreement and understanding between the parties hereto and supersede all prior agreements and understandings relating to the subject matter hereof and thereof.

                          15(e)   Survival.  All representations, warranties,
covenants and agreements herein contained on the part of the Company shall survive the termination of this Agreement and shall be effective until the Obligations are paid and performed in full or longer as expressly provided herein.

                          15(f)   Notices.  All notices given by any party to
the others shall be in writing unless otherwise provided for herein, delivered by facsimile transmission, by personal delivery or by overnight courier, addressed to the party as set forth on Schedule 1 attached hereto, as such
Schedule 1 may be amended from time to time. Any party may change the address to which notices are to be sent by notice of such change to each other party given as provided herein. Such notices shall be effective on the date received.

                          15(g)   Governing Law.  This Agreement shall be
governed by and construed in accordance with the laws of the State of California.

                          15(h)   Assignments, Participations, Etc.

                                  (1)      Any Lender may at any time, with the
         consent of the Agent and, but only so long as there does not exist an Event of Default, the Company, assign and delegate to one or more financial institutions (each an "Assignee") all, or any ratable part of all, of the Loans and the other rights and obligations of such Lender hereunder in a minimum amount of $5,000,000.00; provided, however, that the Company and the Agent may continue to deal solely and directly with such Lender in connection with the interest so assigned to an Assignee until (i) written notice of such assignment, together with payment instructions, addresses and related information with respect to the Assignee, shall have been given to the Company and the Agent by such Lender and the Assignee; and (ii) such Lender and its Assignee shall have delivered to the Company and the Agent an Assignment and Acceptance Agreement. From and after the date that the Agent notifies the assignor Lender that it has received an executed Assignment and Acceptance Agreement, (i) the Assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder and under the other Loan Documents have been assigned to it pursuant to such Assignment and Acceptance Agreement, shall have the rights and obligations of a Lender under the Loan Documents, and (ii) the assignor Lender shall, to the extent that rights and obligations hereunder and under the other Loan Documents have been assigned by it pursuant to such Assignment and Acceptance Agreement, relinquish its rights and be released from its obligations under the Loan Documents. Upon the effective date of such assignment, this Agreement and the other Loan Documents shall be deemed to be amended to the extent, but only to the extent, necessary to reflect the addition of the Assignee and the resulting adjustment of the Percentage Share arising therefrom.

                                  (2)      Any Lender may at any time sell to
         one or more financial institutions or other Persons (each a "Participant") participating interests in any Loans, the funding commitment of that Lender and the other interests of that Lender (the "originating Lender") hereunder and under the other Loan Documents; provided, however, that (i) the originating Lender's obligations under this Agreement shall remain unchanged, (ii) the originating Lender shall remain solely responsible for the performance of such obligations, (iii) the Company and the Agent shall continue to deal solely and directly with the originating Lender in connection with the originating Lender's rights and obligations under this Agreement and the other Loan Documents, and (iv) following such sale that Lender shall continue to hold for its own account a Percentage Share of the Credit Limit of not less than $5,000,000.00.

                                  (3)      Notwithstanding any other provision
         contained in this Agreement or any other Loan Document to the contrary, any Lender may assign all or any portion of the Loans held by it to any Federal Reserve Lender or the United States Treasury as collateral security pursuant to Regulation A of the Board of Governors of the Federal Reserve System and any Operating Circular issued by such Federal Reserve Lender.

                          15(i)   Counterparts.  This Agreement and the other
Loan Documents may be executed in any number of counterparts, all of which together shall constitute one agreement.

                          15(j)   Sharing of Payments.  If any Lender shall
receive and retain any payment, whether by setoff, application of deposit balance or security, or otherwise, in respect of the Obligations in excess of such Lender's Percentage Share thereof, then such Lender shall purchase from the other Lenders for cash and at face value and without recourse, such participation in the Obligations held by them as shall be necessary to cause such excess payment to be shared ratably as aforesaid with each of them; provided, that if such excess payment or part thereof is thereafter recovered from such purchasing Lender, the related purchases from the other Lenders shall be rescinded ratably and the purchase price restored as to the portion of such excess payment so recovered, but without interest. Each Lender is hereby authorized by the Company to exercise any and all rights of setoff, counterclaim or bankers' lien against the full amount of the Obligations, whether or not held by such Lender. Each Lender hereby agrees to exercise any such rights first against the Obligations and only then to any other Indebtedness of the Company to such Lender.

                          15(k)   Consent to Jurisdiction.  SUBJECT TO
PARAGRAPH 15(m) BELOW, ANY LEGAL ACTION OR PROCEEDING WITH RESPECT TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT MAY BE BROUGHT IN THE

COURTS OF THE STATE OF CALIFORNIA OR OF THE UNITED STATES FOR THE CENTRAL DISTRICT OF CALIFORNIA, AND BY EXECUTION AND DELIVERY OF THIS AGREEMENT, EACH OF THE COMPANY, THE AGENT AND THE LENDERS CONSENTS, FOR ITSELF AND IN RESPECT OF ITS PROPERTY, TO THE NON-EXCLUSIVE JURISDICTION OF THOSE COURTS. EACH OF THE COMPANY, THE AGENT AND THE LENDERS IRREVOCABLY WAIVES ANY OBJECTION, INCLUDING ANY OBJECTION TO THE LAYING OF VENUE OR BASED ON THE GROUNDS OF FORUM NON CONVENIENS, WHICH IT MAY NOW OR HEREAFTER HAVE TO THE BRINGING OF ANY ACTION OR PROCEEDING IN SUCH JURISDICTION IN RESPECT OF THIS AGREEMENT OR ANY DOCUMENT RELATED HERETO. THE COMPANY, THE AGENT AND THE LENDERS EACH WAIVE PERSONAL SERVICE OF ANY SUMMONS, COMPLAINT OR OTHER PROCESS, WHICH MAY BE MADE BY ANY OTHER MEANS PERMITTED BY CALIFORNIA LAW.

                          15(l)   Waiver of Jury Trial.  SUBJECT TO PARAGRAPH
15(m) BELOW, THE COMPANY, THE LENDERS AND THE AGENT EACH WAIVE THEIR RESPECTIVE RIGHTS TO A TRIAL BY JURY OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF OR RELATED TO THIS AGREEMENT, THE OTHER LOAN DOCUMENTS, OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY, IN ANY ACTION, PROCEEDING OR OTHER LITIGATION OF ANY TYPE BROUGHT BY ANY OF THE PARTIES AGAINST ANY OTHER PARTY OR ANY AGENT-RELATED PERSON, PARTICIPANT OR ASSIGNEE, WHETHER WITH RESPECT TO CONTRACT CLAIMS, TORT CLAIMS, OR OTHERWISE. THE COMPANY, THE LENDERS AND THE AGENT EACH AGREE THAT ANY SUCH CLAIM OR CAUSE OF ACTION SHALL BE TRIED BY A COURT TRIAL WITHOUT A JURY. WITHOUT LIMITING THE FOREGOING, THE PARTIES FURTHER AGREE THAT THEIR RESPECTIVE RIGHT TO A TRIAL BY JURY IS WAIVED BY OPERATION OF THIS SECTION AS TO ANY ACTION, COUNTERCLAIM OR OTHER PROCEEDING WHICH SEEKS, IN WHOLE OR IN PART, TO CHALLENGE THE VALIDITY OR ENFORCEABILITY OF THIS AGREEMENT OR THE OTHER LOAN DOCUMENTS OR ANY PROVISION HEREOF OR THEREOF. THIS WAIVER SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS.

                          15(m)   Dispute Resolution.  It is understood and
agreed that upon the request of any party hereto any dispute, claim, or controversy of any kind, whether in contract or in tort, statutory or common law, legal or equitable now existing or hereinafter arising out of, pertaining to or in connection with this Agreement or the other Loan Documents, or any related agreements, documents, or instruments, shall be resolved through final and binding arbitration administered by Judicial Arbitration & Mediation Services, Inc. ("J.A.M.S."). The hearing shall be conducted at a location determined by the arbitrator in Los Angeles, California and shall be administered by and in accordance with the then existing Rules of Practice and Procedure of Judicial Arbitration & Mediation Services, Inc., and judgment upon any award rendered by the arbitrator may be entered by any State or Federal Court having jurisdiction thereof. The arbitrator shall determine which is the prevailing party or parties and shall include in the award that party's or parties' reasonable attorneys fees and costs. As soon as practicable after selection of the arbitrator, the arbitrator or his/her designated representative shall determine a reasonable estimate of anticipated fees and costs of the arbitrator, and render a statement to each party setting forth that party's pro-rata share of said fees and costs. Thereafter each party shall, within ten days of receipt of said statement, deposit said sum with the arbitrator. Failure of any party to make such a deposit shall result in a forfeiture by the non-depositing party of the right to prosecute or defend that claim which is the subject of the arbitration, but shall not otherwise serve to abate, stay under this paragraph, nor any other provision of this dispute resolution provision, shall limit the right of any party to obtain provisional or ancillary remedies such as injunctive relief from any court having jurisdiction before, during or after the pendency of any arbitration. The institution and maintenance of an action for the pursuit of provisional or ancillary remedies shall not constitute a waiver of the right of any party, including the plaintiff, to submit the controversy or claim to arbitration.

                          15(n)   Indemnity.  Whether or not the transactions
contemplated hereby are consummated, the Company shall indemnify and hold the Agent and each Lender and each of their respective officers, directors, employees, counsel, agents and attorneys-in-fact (each, an "Indemnified Person") harmless from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, charges, expenses and disbursements (including reasonable attorney's fees and expenses, including the documented cost of internal counsel) of any kind or nature whatsoever which may at any time (including at any time following repayment of the Loans and the termination, resignation or replacement of the Agent or replacement of any Lender) be imposed on, incurred by or asserted against any such Person in any way relating to or arising out of this Agreement or any document contemplated by or referred to herein, or the transactions contemplated hereby, or any action taken or omitted by any such Person under or in connection with any of the foregoing, including with respect to any investigation, litigation or proceeding (including any insolvency proceeding or appellate proceeding) related to or arising out of this Agreement or the Loans or the use of the proceeds thereof, whether or not any Indemnified Person is a party thereto (all the foregoing, collectively, the "Indemnified Liabilities"); provided, however, that the Company shall have no obligation hereunder to any Indemnified Person with respect to Indemnified Liabilities resulting from the gross negligence or willful misconduct of such Indemnified Person. The agreements in this Paragraph 15(n) shall survive payment of all other Obligations.

                          15(o)   Marshalling; Payments Set Aside.  Neither the
Agent nor the Lenders shall be under any obligation to marshall any assets in favor of the Company or any other Person or against or in payment of any or all of the Obligations. To the extent that the Company makes a payment or payments to the Agent or the Lenders (through the Agent), or the Agent on behalf of the Lenders enforces their Liens or exercise their rights of set-off, and such payment or payments or the proceeds of such enforcement or set-off or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside or required (including pursuant to any settlement entered into by the Agent in its discretion) to be repaid to a trustee, receiver or any other party in connection with any insolvency proceeding, or otherwise, then (1) to the extent of such recovery the obligation or part thereof originally intended to be satisfied shall be revived and continued in full force and effect as if such payment had not been made or such enforcement or set-off had not occurred, and (2) each Lender severally agrees to pay to the Agent upon demand its ratable share of the total amount so recovered from or repaid by the Agent.

                          15(p)   Set-off.  In addition to any rights and
remedies of the Lenders provided by law, if an Event of Default exists, each Lender is authorized at any time and from time to time, without prior notice to the Company, any such notice being waived by the Company to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held by, and other indebtedness at any time owing to, such Lender to or for the credit or the account of the Company against any and all Obligations owing to such Lender, now or hereafter existing, irrespective of whether or not the Agent or such Lender shall have made demand under this Agreement or any Loan Document and although such Obligations may be contingent or unmatured. Each Lender agrees promptly to notify the Company and the Agent after any such set-off and application made by such Lender; provided, however, that the failure to give such notice shall not affect the validity of such set-off and application.

                          15(q)   Severability.  The illegality or
unenforceability of any provision of this Agreement or any other Loan Document or any instrument or agreement required hereunder or thereunder shall not in any way affect or impair the legality or enforceability of the remaining provisions hereof or thereof.

                          15(r)   No Third Parties Benefited.  This Agreement
and the other Loan Documents are made and entered into for the sole protection and legal benefit of the Company, the Lenders and the Agent, and their permitted successors and assigns, and no other Person shall be a direct or indirect legal beneficiary of, or have any direct or indirect cause of action or claim in connection with, this Agreement or any of the other Loan Documents. Neither the Agent nor any Lender shall have any obligation to any Person not a party to this Agreement or other Loan Documents.

         16. Definitions. For purposes of this Agreement, the terms set forth below shall have the following meanings:

                 "Acquisition Line Limit" shall mean $10,000,000.00, as such amount may be increased or decreased by written agreement of the Agent, the Company and one hundred percent (100%) of the Lenders.

                 "Acquisition Line Maturity Date" shall mean the earlier of:
(a) October 31, 2001, as such date may be extended from time to time in writing by one hundred percent (100%) of the Lenders, in their sole discretion, and (b) the date the Lenders terminate their obligation to make further Loans hereunder pursuant to Paragraph 13 above.

                 "Acquisition Loan" shall have the meaning given such term in Paragraph 3(a) above.

                 "Affiliate" shall mean, as to any Person, any other Person directly or indirectly controlling, controlled by or under direct or indirect common control with, such Person. "Control" as used herein means with respect to any business entity the power to direct the management and policies of such business entity.

                 "Agent" shall have the meaning given such term in the introductory paragraph hereof and shall include any successor to Sanwa as the initial "Agent" hereunder.

                 "Agreement" shall mean this Agreement, as the same may be amended, extended or replaced from time to time.

                 "Applicable Eurodollar Rate" shall mean, with respect to any Eurodollar Loan for the Interest Period applicable to such Eurodollar Loan, the rate per annum (rounded upward, if necessary, to the next higher 1/32 of one percent) calculated as of the first day of such Interest Period in accordance with the following formula:



                          Applicable Eurodollar Rate =        ER        +   AES
                                                         ------------
                                                              1-ERP
         where
                          ER  =  Eurodollar Rate
                          ERP =  Eurodollar Reserve Percentage
                          AES =  Applicable Eurodollar Spread

                 "Applicable Eurodollar Spread" shall mean with respect to any Eurodollar Loan for the Interest Period applicable to such Eurodollar Loan:

                          (a)     With respect to Revolving Loans and the
Converted Term Loan while such are being maintained as Eurodollar Rate Loans, one and one half of one percent (1.50%);

                          (b)     With respect to Acquisition Advances while
such are being maintained as Eurodollar Rate Loans, one and three quarters of one percent (1.75%); and

                          (c)     With respect to the Leasehold Improvement
Term Loan while such is being maintained as a Eurodollar Rate Loan, two percent (2.00%).

                 "Assignee" shall have the meaning given such term in Paragraph 15(h)(1) above.

                 "Assignment and Acceptance Agreement" shall mean an agreement in the form of that attached hereto as Exhibit F.

                 "Business Day" shall mean any day other than a Saturday, a Sunday or a day on which banks in Los Angeles, California are authorized or obligated to close their regular banking business.

                 "Capital Expenditures" shall mean, for any period, the aggregate of all expenditures by the Company and its Subsidiaries for the acquisition or leasing of fixed or capital assets or additions to equipment (including replacements, capitalized repairs and improvements during such period) which should be capitalized under GAAP on a consolidated balance sheet of the Company and its Subsidiaries (excluding expenditures associated with the Leasehold Improvement Term Loan), less net proceeds from sales of fixed or capital assets received by the Company or any of its Subsidiaries during such period. For the purpose of this definition, the purchase price of equipment which is purchased simultaneously with the trade-in of existing equipment owned by the Company or any of its Subsidiaries or with insurance proceeds shall be included in Capital Expenditures only to the extent of the gross amount of such purchase price less the credit granted by the seller of such equipment for such equipment being traded in at such time, or the amount of such proceeds, as the case may be.

                 "Commonly Controlled Entity" of a Person shall mean a Person, whether or not incorporated, which is under common control with such Person within the meaning of Section 414(c) of the Internal Revenue Code.

                 "Compliance Certificate" shall mean a certificate in the form of that attached hereto as Exhibit G.

                 "Contact Office" shall mean the office of the Agent located at 601 South Figueroa Street, W8-12, Los Angeles, California 90017 or such other office as the Agent may notify the Company and the Lenders from time to time in writing.

                 "Contractual Obligation" as to any Person shall mean any provision of any security issued by such Person or of any agreement, instrument or undertaking to which such Person is a party or by which it or any of its property is bound.

                 "Conversion Date" shall mean the date, which date shall be a Business Day, as of which the Company has elected to convert a portion of Revolving Loans outstanding on such date to the Converted Term Loan permitted pursuant to Paragraph 1(c) above.

                 "Converted Term Loan" shall have the meaning given such term in Paragraph 1(c) above.

                 "Credit Event" shall mean the funding, continuation or conversion of any Loan or the issuance of any Letter of Credit.

                 "Current Liabilities" shall mean for any Person, as of any date of determination, all amounts which would, in accordance with GAAP, be included under current liabilities on a balance sheet of such Person.

                 "Denomination Date" shall mean the second Business Day following the date (if ever) as of which the Company has notified the Agent in writing of its election to fix the rate of interest applicable to the Leasehold Improvement Term Loan; provided, however, that in no event shall the Denomination Date occur following the second anniversary date of the Effective Date.

                 "EBIDA" shall mean for any period the sum of (a) net income (or net loss) plus (b) all amounts treated as expenses for interest, amortization, depreciation, accrued or expensed extraordinary losses (to the extent included in the determination of net income (or net loss), and other non-cash charges for such period.

                 "Effective Date" shall mean the date on which all conditions precedent to the occurrence of the first Credit Event set forth in Paragraph 9(a) above have been met to the satisfaction of the Agent and the Lenders.

                 "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as the same may from time to time be supplemented or amended.

                 "Eurodollar Business Day" shall mean a Business Day upon which commercial banks in London, England are open for domestic and international business.

                 "Eurodollar Rate" shall mean, with respect to any Eurodollar Loan for the Interest Period applicable to such Eurodollar Loan, the arithmetic average as determined by the Agent of the rates at which deposits in immediately available U.S. dollars in an amount equal to the amount of such Eurodollar Loan having a maturity approximately equal to such Interest Period are offered to three reference banks to be selected by the Agent in the London interbank market, at approximately 11:00 a.m. (London time) two Eurodollar Business Days prior to the first day of such Interest Period.

                 "Eurodollar Rate Loans" shall mean Loans outstanding hereunder at such time as they are made and/or being maintained at a rate of interest based upon the Eurodollar Rate.

                 "Eurodollar Reserve Percentage" shall mean with respect to an Interest Period for a Eurodollar Loan, the maximum aggregate reserve requirement (including all basic, supplemental, marginal and other reserves and taking into account any transitional adjustments) which is imposed under Regulation D on eurocurrency liabilities.

                 "Event of Default" shall have the meaning given such term in Paragraph 13 above.

                 "Existing Marine Midland Equipment Loans" shall mean those term loans made by Marine Midland Bank to the Company outstanding on the Effective Date in the approximate aggregate principal amount of $3,400,000.00.

                 "Fixed Rate" shall mean the fixed per annum rate quoted by the Agent to the Company on the second Business Day preceding the Denomination Date equal to 2.30% in excess of the then current rate payable on U.S. treasury securities in an approximate amount equal to the outstanding principal balance of the Leasehold Improvement Term Loan for a period approximately equal to the remaining term of the Leasehold Improvement Term Loan.

                 "GAAP" shall mean generally accepted accounting principles in the United States of America in effect from time to time.

                 "Governmental Authority" shall mean any nation or government, any state or other political subdivision thereof, or any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

                 "Guarantors" shall mean, collectively and severally, Mercury Air Cargo, Inc., Maytag Aircraft Corporation, Hermes Aviation, Inc., Vulcan Aviation, Inc., Floracool, Inc., Excel Cargo, Inc. and Wofford Flying Service, Inc.

                 "Guaranty" shall have the meaning given such term in Paragraph 8(a) above.

                 "Hazardous Materials" shall mean:

                                  (a)      "Hazardous substances", "hazardous
wastes," "hazardous materials," or "toxic substances," as defined in any of the Hazardous Material Laws;

                                  (b)      Any pollutant or contaminant, or
hazardous, dangerous or toxic chemical, material, waste or substance ("pollutant") which Hazardous Material Laws prohibit, limit or otherwise regulate as to use, exposure, release, generation, manufacture, sale, transport, handling, storage, treatment, reuse, presence, disposal or recycling;

                                  (c)      Petroleum, crude oil or any fraction
of petroleum or crude oil;

                                  (d)      Any radioactive material, including
any source, special nuclear or by-product material, as defined at 42 U.S.C.
Section 2011 et seq., and amendments thereto and reauthorizations thereof;

                                  (e)      Asbestos-containing materials in any
form or condition; and

                                  (f)      Polychlorinated biphenyls.

                 "Hazardous Materials Claims" shall mean any enforcement, cleanup, removal or other governmental or regulatory action or order with respect to the Property, pursuant to any Hazardous Materials Laws, and/or any claim asserted in writing by any third party relating to damage, contribution, cost recovery compensation, loss or injury resulting from any Hazardous Materials.

                 "Hazardous Materials Laws" shall mean any applicable federal, state or local laws, ordinances or regulations relating to Hazardous Materials.

                 "Indebtedness" of any Person shall mean all items of indebtedness which, in accordance with GAAP and practices, would be included in determining liabilities as shown on the liability side of a statement of condition of such Person as of the date as of which indebtedness is to be determined, including, without limitation, all obligations for money borrowed and capitalized lease obligations, and shall also include all indebtedness and liabilities of others assumed or guaranteed by such Person or in respect of which such Person is secondarily or contingently liable (other than by endorsement of instruments in the course of collection) whether by reason of any agreement to acquire such indebtedness or to supply or advance sums or otherwise.

                 "Interest Period" shall mean with respect to any Loan which is being maintained as a Eurodollar Rate Loan, the period commencing on the date such Loan is advanced and ending one, two, three, four or six months thereafter, as designated in the related Loan Request; provided, however, that
(a) any Interest Period which would otherwise end on a day which is not a Eurodollar Business Day shall be extended to the next succeeding Eurodollar Business Day unless by such extension it would fall in another calendar month, in which case such Interest Period shall end on the immediately preceding Eurodollar Business Day, (b) any Interest Period which begins on a day for which there is no numerically corresponding day in the calendar month in which such Interest Period is to end shall, subject to the provisions of clause (a) above, end on the last day of such calendar month, and (c) no Interest Period shall end after, in the case of a Revolving Loan or the Converted Term Loan being maintained as a Eurodollar Rate Loan, the regularly scheduled Revolving Loan Maturity Date or, in the case of any Acquisition Loan being maintained as a Eurodollar Rate Loan, the regularly scheduled Acquisition Line Maturity Date.

                 "Interim Date" shall mean December 31, 1996.

                 "L/C Documents" shall mean any and all documents, instruments and agreements as the L/C Issuing Bank may require be delivered to it as a condition precedent to the issuance by the L/C Issuing Bank of a Letter of Credit.

                 "L/C Drawing" shall mean any drawing under a Letter of Credit.

                 "L/C Issuing Bank" shall mean that Lender which has agreed, with the consent of the remaining Lenders, to issue the Letters of Credit, with the initial L/C Issuing Bank being Sanwa.

                 "Leasehold Improvement Term Loan" shall have the meaning given such term in Paragraph 2(a) above.

                 "Letter of Credit" shall mean any Standard Letter of Credit or the Bond Financing Letter of Credit.

                 "Letter of Credit Application" shall mean an application for the issuance of a Letter of Credit in form satisfactory to the L/C Issuing Bank.

                 "Leverage Ratio" shall mean the ratio of consolidated Total Liabilities to consolidated Tangible Net Worth.

                 "Lien" shall mean any security interest, mortgage, pledge, lien, claim on property, charge or encumbrance (including any conditional sale or other title retention agreement), any lease in the nature thereof, and the filing of or agreement to give any financial statement under the Uniform Commercial Code of any jurisdiction.

                 "Loan Documents" shall mean this Agreement, the Guaranties, the Letters of Credit, the Letter of Credit Applications and other L/C Documents and each other document, instrument or agreement executed by the Company in connection herewith or therewith, as any of the same may be amended, extended or replaced from time to time.

                 "Loan Request" shall mean a request for a Loan in form satisfactory to the Agent.

                 "Loans" shall mean, collectively and severally, the Revolving Loans, the Converted Term Loan, the Leasehold Improvement Term Loan, and the Acquisition Loans.

                 "Majority Lenders" shall mean the Lenders holding not less than sixty-six percent (66%) of the Percentage Shares; provided, however, that at any time during which the number of Lenders hereunder are less than three, the term "Majority Lenders" shall mean one hundred percent (100%) of the Lenders.

                 "Multiemployer Plan" as to any Person shall mean a Plan of such Person which is a multiemployer plan as defined in Section 4001(a)(3) of ERISA.

                 "Obligations" shall mean any and all debts, obligations and liabilities of the Company to the Lenders (whether now existing or hereafter arising, voluntary or involuntary, whether or not jointly owed with others, direct or indirect, absolute or contingent, liquidated or unliquidated, and whether or not from time to time decreased or extinguished and later increased, created or incurred), arising out of or related to the Loan Documents.

                 "Other Permitted Debt" shall mean Indebtedness described on Exhibit H attached hereto.

                 "Other Permitted Secured Debt" shall mean Indebtedness described as such on Exhibit H attached hereto.

                 "Outstanding" shall mean with respect to Letters of Credit, any Letter of Credit which has not been canceled, expired unutilized or fully drawn upon and reference to the "amount" of any Outstanding Letter of Credit shall be deemed to mean the amount available for drawing thereunder.

                 "Participant" shall have the meaning given such term in Paragraph 15(h)(2) above.

                 "PBGC" shall mean the Pension Benefit Guaranty Corporation established pursuant to Subtitle A of Title IV of ERISA and any successor thereto.

                 "Percentage Share" shall mean, for any Lender at any date that percentage which the dollar commitment of such Lender bears to the aggregate dollar commitment of all Lenders hereunder, as set forth on Schedule 2 attached hereto.

                 "Permitted Acquisition" shall mean an acquisition by the Company as to which each of the following statements is accurate and complete (and the Company by delivering a Loan Request for an Acquisition Loan the proceeds of which will be utilized to fund such acquisition being automatically deemed to so represent and warrant to the Agent and the Lenders):

                 (a) The business and/or assets being acquired is or are consistent with the Company's current business activities;

                 (b) After consummation of the subject acquisition and after giving effect to the allocation of the purchase price and projected revenues, expenses and interest expense, the Company will be in full compliance with all terms and conditions of this Agreement, including, without limitation, all financial covenants contained herein; and

                 (c) If following the Effective Date the Company has, or upon consummation of the subject acquisition the Company will have, expended $5,000,000.00 or more as the aggregate purchase price for all acquisitions (meaning the total consideration payable on account thereof, regardless of when payable, and assumed indebtedness), the Agent and the Lenders have consented to such acquisition in their sole and absolute discretion.

                 "Person" shall mean any corporation, natural person, firm, joint venture, partnership, limited liability company, trust, unincorporated organization, government or any department or agency of any government.

                 "Plan" shall mean as to any Person, any pension plan that is covered by Title IV of ERISA and in respect of which such Person or a Commonly Controlled Entity of such Person is an "employer" as defined in Section 3(5) of ERISA.

                 "Potential Default" shall mean an event which but for the lapse of time or the giving of notice, or both, would constitute an Event of Default.

                 "Property" shall mean, collectively and severally, any and all real property, including all improvements and fixtures thereon, owned or occupied by the Company or any of its Subsidiaries.

                 "Reference Rate" shall mean the fluctuating per annum rate announced from time to time by the Agent in Los Angeles, California, as its "Reference Rate". The Reference Rate is a rate set by the Agent based upon various factors including the Agent's costs and desired return, general economic conditions, and other factors, and is used as a reference point for pricing some loans, which may be priced at, above or below the Reference Rate.

                 "Reference Rate Loans" shall mean Loans hereunder during such time as they are made and/or being maintained at a rate of interest based upon the Reference Rate.

                 "Regulation D" shall mean Regulation D of the Board of Governors of the Federal Reserve System (12 C.F.R. Section 221), as the same may from time to time be amended, supplemented or superseded.

                 "Reportable Event" shall mean a reportable event as defined in Title IV of ERISA, except actions of general applicability by the Secretary of Labor under Section 110 of ERISA.

                 "Requirements of Law" shall mean as to any Person the Certificate of Incorporation and ByLaws or other organizational or governing documents of such Person, and any law, treaty, rule or regulation, or a final and binding determination of an arbitrator or a determination of a court or other Governmental Authority, in each case applicable to or binding upon such Person or any of its property or to which such Person or any of its property is subject.

                 "Revolving Loan" shall have the meaning given such term in Paragraph 1(a) above.

                 "Revolving Loan Credit Limit" shall mean $25,000,000.00, as such amount may be increased or decreased by written agreement of the Agent, the Company and one hundred percent (100%) of the Lenders and as such amount may be permanently decreased on the Conversion Date by the dollar amount of the Convertible Term Loan made on such Conversion Date.

                 "Revolving Loan Maturity Date" shall mean the earlier of: (a) October 31, 1999, as such date may be extended from time to time in writing by one hundred percent (100%) of the Lenders, in their sole discretion, and (b) the date the Lenders terminate their obligation to make further Loans hereunder pursuant to Paragraph 13 above.

                 "Single Employer Plan" shall mean as to any Person any Plan of such Person which is not a Multiemployer Plan.

                 "Standard Letter of Credit" shall have the meaning given such term in Paragraph 4(a) above.

                 "Statement Date" shall mean June 30, 1996.

                 "Subordinated Debt" shall mean those $25,000,000 7-3/4% Convertible Subordinated Debentures due February 1, 2006 issued by the Company pursuant to the Subordinated Debt Indenture.

                 "Subordinated Debt Indenture" shall mean that certain Indenture dated as of January 30, 1996 between the Company and IBJ Schroder Bank & Trust Company, as Trustee, pursuant to which the Subordinated Debt was issued.

                 "Subsidiary" shall mean with respect to any Person, any corporation more than fifty percent (50%) of the stock of which having by the terms thereof ordinary voting power to elect the board of directors, managers or trustees of such corporation shall, at the time as of which any determination is being made, be owned by such Person, either directly or through Subsidiaries of such Person (irrespective of whether or not at the time stock of any other class or classes of such corporation shall have or might have voting power by reason of the happening of any contingency).

                 "Tangible Net Worth" shall mean for any Person at any time of determination, total assets (exclusive of equity investments in Subsidiaries and other Persons, notes receivable from Affiliates, goodwill, patents, trademarks, trade names, organization expense, treasury stock, unamortized debt discount and premium, deferred charges and other like intangibles) less Total Liabilities (including accrued and deferred income taxes but excluding subordinated debt), at such time.

                 "Total Liabilities" shall mean for any Person at any time of determination, all liabilities of such Person which in accordance with GAAP would be shown on the liability side of a balance sheet of such Person but excluding subordinated debt, as determined in accordance with GAAP.

                 IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the day and year first above written.



                                       MERCURY AIR GROUP, INC.,
                                       a New York corporation



                                       By:      _______________________________
                                       Name:    _______________________________
                                       Title:   _______________________________

                                       SANWA BANK CALIFORNIA, as Agent
                                       and as a Lender

                                       By       _______________________________
                                       Name     _______________________________
                                       Title    _______________________________

                                       MELLON BANK, N.A., as a Lender

                                       By _____________________________________
                                       Name: __________________________________
                                       Title: _________________________________

                                       THE FIRST NATIONAL BANK OF BOSTON,
                                       as a Lender

                                       By ____________________________________
                                       Name___________________________________
                                       Title__________________________________

                                   SCHEDULE OF EXHIBITS
EXHIBIT          DOCUMENT
         A       Form of Guaranty
         B       Form of Officer's Certificate
         C       Form of Required Opinion of Counsel
         D       Litigation and Environmental Schedule
         E       Schedule of Subsidiaries
         F       Form of Assignment and Acceptance Agreement
         G       Form of Compliance Certificate
         H       Schedule of Permitted Other Debt
Schedule 1:      Schedule of Addresses for Notice Purposes
Schedule 2:      Schedule of Initial Percentage Shares