Form 10-K
period 1997-06-30
MERCURY AIR GROUP INC
filed 1997-09-26
CIK 52532

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Fiscal Year ended June 30, 1997

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


              5456 McConnell Avenue, Los Angeles, California 90066
              ----------------------------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

         As of September 19, 1997, 7,413,551 shares of the Registrant's Common Stock were outstanding. Of these shares, 2,138,919 shares were held by persons who may be deemed to be affiliates. The 5,274,632 shares held by nonaffiliates as of September 19, 1997 had an aggregate market value (based on the closing price of these shares on the American Stock Exchange of $6.81 a share) of $35,920,244. As of September 19, 1997, there were no non-voting shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement which is to be distributed in connection with the Annual Meeting of Shareholders to be held on December 4, 1997 are incorporated by reference into Part III of this Form 10-K.


-----------------------------------------------------------
         (The Exhibit Index May Be Found at Page 27)

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

           Contract fuel sales are generally made pursuant to verbal or short-term contracts whereby Mercury provides fuel supply and, in most cases, delivery to meet all or a portion of a customer's fuel supply requirements. To facilitate its fuel sales business at locations where Mercury does not have facilities, Mercury has developed an extensive network of third party delivery and supply relationships which enable it to provide fuel to customers on a scheduled or ad hoc basis. Through these third party relationships, Mercury is currently supplying fuel to customers at over 100 airports in the United States and at several international airports.

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

         Mercury believes that the extension of credit to smaller, less well-capitalized or less well-established airlines, including foreign, regional, commuter and start-up airlines, represents a risk, but also is a contributing factor in attracting and retaining customers. Accordingly, Mercury frequently extends credit on an unsecured basis to customers which may exhibit a high credit risk profile and who may otherwise be required to prepay or post letters of credit for fuel purchases. The amount of credit extended to any particular customer is a subjective decision. Customer credit terms range from prepayment to up to 60 days with certain accounts also limited by maximum credit lines. In certain instances, the Company will permit a customer to further defer payment on its account through an agreed upon payment schedule or execution of a promissory note with terms negotiated on a case-by-case basis. Factors considered in credit decisions include the customer's financial strength and payment history, competitive conditions in the market, the expected productivity of the account and, with respect to domestic accounts, the availability of credit insurance. On an ongoing basis, Mercury establishes allowances that in management's judgment are adequate to absorb potential credit problems reasonably anticipated in the portfolio.

         Mercury occasionally purchases equity positions in or enters into other financial transactions with certain airlines, particularly start-up airlines, in order to initiate new or expand existing customer relationships. The extent of the equity position or other financial commitment undertaken is a subjective decision based upon management's assessment of the future prospects of such airline and the potential business opportunities with such airline for Mercury. Such investments, however, may result in a financial loss to Mercury. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

         Mercury purchases fuel at current market prices from a number of independent and major oil companies based on the expected requirements of its customers. Mercury's terms of payment range from ten to thirty days for most of its fuel purchases, except for bulk pipeline purchases, which generally are payable two days from invoice receipt. Mercury has agreements with certain suppliers under which Mercury purchases a minimum amount of fuel each month at prices which approximate current market prices. Mercury makes occasional spot purchases of fuel to take advantage of market differentials. In order to meet customer supply requirements, Mercury carries limited inventories at numerous locations and two to three weeks inventory requirements at a few key pipeline locations. Due to the nature of Mercury's business, the volume of Mercury's aviation fuel inventories will occasionally fluctuate. Depending upon the price and price movement of aviation fuel, such inventories may subject Mercury to a risk of financial loss.

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

         Mercury's consolidated fuel sales could be materially adversely affected by a significant decrease in the availability, or increase in the price of, aviation fuel. Consolidated fuel sales of $225.1 million in fiscal 1997 and $182.7 million in fiscal 1996 represented approximately 81% of consolidated revenues in both periods. Although Mercury believes that there are currently adequate aviation fuel supplies and that aviation fuel supplies will generally remain available, events outside Mercury's control have resulted and could result in spot shortages or rapid increases in fuel costs. Although Mercury is generally able to pass through rising fuel costs to its customers, extended periods of high fuel costs could adversely affect Mercury's ability to purchase fuel in sufficient quantities because of credit limits placed on Mercury by its fuel suppliers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

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

         MAC's cargo handling operations occur primarily at LAX. In September 1995, MAC expanded its cargo handling operations by acquiring the assets of Excel Cargo, Inc., located in Montreal, Canada. In May 1994, MAC expanded its cargo handling operations by opening an off-airport warehouse in San Francisco, California which it subsequently closed in 1997. In February 1996, MAC acquired a cargo handling facility in Miami, Florida. See "Properties."

         MAC competes in the cargo handling business based on quality and price of service from its strategically located LAX, Montreal and Miami warehouse facilities. At LAX, a portion of Mercury's cargo handling operations are conducted in a facility subject to a month-to-month lease. MAC is in the process of constructing a 174,000 square foot warehouse at LAX under a five-year lease. See "Recent Developments." Continuous long-term growth in MAC's cargo handling operations can only be realized by maintaining and expanding current warehouse facilities or by obtaining new locations.

Space Brokerage. MAC brokers cargo space on international flights to Europe, the Middle East, Mexico and Central and South America. Space brokerage involves contracting for cargo space on airlines and subsequently, on MAC's own air waybill, selling that space to customers with shipping needs. MAC has established a network of shipping agents who assist in obtaining cargo for shipment on space purchased from airlines, and who facilitate the delivery and collection of freight charges for cargo shipped on MAC's air waybills.

         Unlike an air cargo company which operates its own aircraft, MAC's space brokerage business utilizes otherwise unfilled cargo space on scheduled airline flights. Accordingly, MAC is able to profit from the sale of cargo transportation space worldwide without the fixed overhead expense of maintaining aircraft. MAC purchases cargo space from a number of airlines worldwide. In some instances, MAC enters into long-term, fixed minimum commitments for cargo space, in order to obtain exclusive or preferred rights to broker desirable cargo space. As a result of its large volume of cargo space purchases and its ability to negotiate among airlines, MAC adds value for its customers and is able to attract business by offering favorable pricing. MAC's revenues are the difference between the cost of the space and the amount at which the space is resold.

General Sales Agent Services. MAC also serves as general cargo sales agent for airlines in the Far East, Mexico, Central and South America and in the United States. In this capacity, MAC sells the transportation of cargo on client airlines' flights, using the client airlines' own air waybills. MAC earns commissions from the airlines for selling air cargo space. As with its space brokerage operations, the growth potential for MAC'S general cargo sales agent business is not limited by requirements for physical facilities or by requirements for additional capital investments.

         FIXED BASE OPERATIONS

         Mercury currently provides FBO services at LAX; Cannon International Airport in Reno, Nevada; Meadows Field Airport in Bakersfield, California; Burbank-Glendale-Pasadena Airport in Burbank, California; Santa Barbara Municipal Airport in Santa Barbara, California; Ontario International Airport in Ontario, California; Hartsfield International Airport in Atlanta, Georgia; Peachtree-DeKalb Airport in Atlanta, Georgia; Corpus Christi International Airport in Corpus Christi, Texas; Addison Airport in Dallas, Texas; Hanscom Field Airport in Bedford, Massachusetts; Nashville International Airport in Nashville, Tennessee; and Fresno/ Yosemite International Airport in Fresno, California. See "Properties." At each FBO, Mercury maintains administrative offices; conducts retail fuel sales and refueling operations which service principally corporate and private aircraft ("general aviation") and to some extent commercial airlines; and acts as a landlord for office and aircraft tie-down space tenants and, except at LAX, for hangar tenants. In addition, at Cannon International Airport, Mercury provides ground handling services for commercial airlines.

         Each FBO operates refueling vehicles and maintains fuel storage tanks to support its into-plane and fuel sales activities. The FBO facilities and the property on which their operations are conducted are leased from the respective airport authorities. See "Properties."

         In July 1997, the Company acquired certain assets of an FBO located in Nashville, Tennessee. See " Recent Developments". In June 1997, the Company entered into an agreement to operate an FBO, which is presently under design and construction, in Charleston, South Carolina. See "Recent Developments." In December 1996, the Company acquired an FBO located in Fresno, California. In August and November 1996, the Company acquired certain assets of six FBOs from Raytheon Aircraft Services, Inc.

         GOVERNMENT CONTRACT SERVICES

         Mercury conducts its government contract services business through its subsidiary, Maytag Aircraft Corporation ("Maytag"), which is headquartered in Colorado Springs, Colorado.

         Maytag principally provides refueling and related services at twelve U.S. military bases, primarily for the U.S. Navy, including eleven in the United States and one in Greece. Maytag provides refueling services to the government pursuant to four year contracts. Under the terms of its refueling contracts, Maytag supplies all necessary personnel and equipment to operate government-owned fuel storage facilities and to provide 24-hour refueling services for a variety of aircraft for the military. All fuel handled in these operations is government owned. In connection with its government contract refueling business, Maytag owns and operates a fleet of refueling trucks and other support vehicles.

         In addition, Maytag provides air terminal services to the United States Government at fifteen private, international airports in Japan, Mexico, Central and South America. Air terminal services include the loading and unloading of passengers and cargo, transient alert and flight planning services. Air terminal services contracts are generally for up to one-year with government options for multiple one-year extension periods. Maytag also provides base housing maintenance services at one U.S. military base in Japan. Base housing maintenance services consist of change of occupancy maintenance for government provided quarters, including basic interior maintenance, cleaning, repair and painting. Base housing maintenance contracts are generally for one-year with multiple one-year option periods at the government's election.

         The following table lists Maytag's contracts as of September 15, 1997 by expiration date and location of service. All such contracts are for refueling services unless otherwise noted.

                  Location                              Expiration Date of Contract
                  --------                              ---------------------------
                  Brunswick, ME                         October 2000
                  Yokota, Japan                         September 1997 *
                  Pensacola, FL                         October 2001
                  Whidbey Island, WA                    March 1998
                  Fallon, NV                            September 1997
                  Fukuoka, Japan                        December 1997 **
                  Whiting Field, FL                     February 2002
                  Yuma, AZ                              July 1998
                  Point Mugu, CA                        April 1999
                  El Centro, CA                         September 1999
                  Washington, DC                        July 2000
                  Lakehurst, NJ                         September 2000
                  Souda Bay, Crete                      October 2000
                  Mexico, Central and South America     September 1998***

* Contract to provide base housing maintenance.
** Contract to provide air terminal services.
***Contract to provide air terminal services at Buenos Aires, Argentina; Belize City, Belize; La Paz, Bolivia; Brasilia, Brazil; Rio de Janeiro, Brazil; Santiago, Chile; Bogota, Colombia; San Jose, Costa Rica; San Salvador, El Salvador (Comalapa); San Salvador, El Salvador (Ilopango); Guatemala City, Guatemala; Mexico City, Mexico; Lima, Peru; and Caracas (Maiquetia), Venezuela.

         Maytag's government contracts are subject to competitive bidding. Refueling contracts are awarded on a firm fixed-price basis, air terminal contracts are awarded on a firm fixed-price basis, with a possible performance bonus, and base housing maintenance contracts are awarded on a firm fixed-price basis with an element of indefinite quantity. Maytag's contracts are subject to termination at the discretion of the United States Government in whole or in part. Termination of a contract may occur if the United States Government determines that it is in its best interest to discontinue the contract, in which case closure costs will be paid to Maytag. Termination may also occur if Maytag defaults under a contract. Maytag has never experienced any such default termination.

         Maytag's government services business has been negatively impacted by contract losses due to base closures, the loss of competitive bids, small business contract set asides and internalization of the refueling function by the United States military. Maytag has no bases scheduled for closure under existing base closure legislation.

RECENT DEVELOPMENTS

         FBO- ACQUISITION OF ASSETS

         On July 29, 1997, pursuant to an Asset Purchase Agreement dated June 11, 1997, Mercury completed the acquisition from Steven Aviation, Inc. (Stevens) of certain assets of an FBO located in Nashville, Tennessee ( Metropolitan Nashville Airport) See "Properties." The purchase price for the assets was $4,250,000 paid in cash.

         LAX CARGO HANGAR

         On June 18, 1996, the Company entered into a five year lease with the Los Angeles Department of Airports ("DOA") for a 174,000 square foot cargo warehouse. The Company is presently remodeling and reconstructing portions of this cargo facility at an estimated cost of $8,000,000. During the first eighteen months of the lease, the Company will pay $50,000 annually in rent, following which rent will increase to $174,000 per month. Commencing with the nineteenth month, the DOA will reimburse the Company's construction costs up to $6,000,000 and funds amortization in the form of monthly rent credits at the rate of approximately $120,000 per month. If the lease is not renewed after sixty months, the unreimbursed portion of construction costs will be paid by the DOA to Mercury.

         CHARLESTON FBO

         In June 1997, the Company entered into an operating agreement with the Charleston Aviation Authority (the "Charleston Authority") pursuant to which the Company obtained the right to operate an FBO at the Charleston International Airport in Charleston, South Carolina for ten years. Under the agreement, the Charleston Authority will construct an FBO facility, including executive terminal, aircraft hangar, aircraft ramp and tie-downs. The Company will pay a percentage of the construction costs, presently estimated at $800,000, which will be amortized over twenty years, with the unamortized balance reimbursed upon termination of the agreement for any reason other than a default by the Company.

         MAJOR CUSTOMERS

         During fiscal 1997, one customer, Western Pacific Airlines, Inc., accounted for 11% of Mercury's consolidated revenues and 15% of Mercury's fuel sales and service revenues. During fiscal 1997, El Al Israel Airlines, EVA Airways Corporation and Lan Chile Airlines accounted for approximately 10%, 18% and 10%, respectively, of cargo operations revenue. Government contract services consists entirely of revenues from agencies of the United States Government. No other customers accounted for over 10% of Mercury's consolidated revenue or 10% of revenues for any of the four operating units.

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

         POTENTIAL LIABILITY AND INSURANCE

         Mercury's business activities subject it to risk of significant potential liability under federal and state statutes, common law and contractual indemnification agreements. Mercury reviews the adequacy of its insurance on an on-going basis. Mercury believes it follows generally accepted standards for its lines of business with respect to the purchase of business insurance and risk management practices. The Company purchases airport liability and general and auto liability in amounts which the Company believes are adequate for the risks of its business.

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

         ENVIRONMENTAL MATTERS

         Mercury must continuously comply with federal, state and local environmental statutes and regulations associated with its numerous underground fuel storage tanks. These requirements include, among other things, tank and pipe testing for tightness, soil sampling for evidence of leaking and remediation of detected leaks and spills. Mercury has installed stringent inventory systems for its underground storage tanks and at certain locations has placed sensors underground which detect leaking. Mercury's operations are subject to frequent inspection by federal and local environmental agencies and local fire and airline quality control departments.

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

         In order to comply with applicable federal standards for underground fuel storage systems, the Company will either retrofit or replace all existing, owned underground fuel storage systems in 1998. See "Properties." Retrofit requirements include installation of cathodic protection, spill containment and automatic shut-off devices. The Company will elect, to the extent permitted by applicable regulations, to construct new, above-ground fuel storage systems which the Company believes will be cost effective by rendering inapplicable existing underground fuel storage taxes. The Company is in the process of developing site specific plans and budgets for this compliance project. While the system retrofits and replacements will reduce future environmental contamination risks, excavation associated with the work may uncover previously unsuspected contamination requiring remediation.

         EMPLOYEES

         As of August 31, 1997 Mercury employed 1,130 persons in its following operating units: fuel sales and services, 227 persons; cargo handling, 313 persons; FBOs, 350 persons; and government contract service, 240 persons. Mercury is in the process of negotiating a collective bargaining agreement for its government refueling operation at Point Mugu, California. Management believes that, in general, wages, hours, fringe benefits and other conditions of employment offered throughout Mercury's operations are at least equivalent to those found elsewhere in its industry and that its general relationship with its employees is satisfactory.

ITEM 2.     PROPERTIES.

         Listed below are the significant properties leased or owned by Mercury as of September 15, 1997:


                          LEASED
                            OR           ANNUAL     EXPIRATION                                     FACILITY
        LOCATION           OWNED         RENTAL      OF LEASE         ACTIVITY AT FACILITY         DESCRIPTION
        --------          ------         ------     ----------        --------------------         -----------
CORPORATE
HEADQUARTERS
5456 McConnell            Owned          N/A           N/A             Executive and support        20,000 sq.ft.
Los Angeles,                                                           personnel offices            building
California (2)

MAYTAG AIRCRAFT
OPERATIONS
6145 Lehman Drive,        Owned          N/A           N/A             Landlord, executive and      8,000 sq.ft. offices
Suite 300                                                              support personnel
Colorado Springs,                                                      offices
CO (3)

LOS ANGELES INT'L
AIRPORT
6851 and 6805 W.          Leased         $469,000      December        Cargo hangar, with           60,000 sq.ft. of
Imperial Highway,                                      1999            offices and executive        office building and
Los Angeles,  CA                                                       offices rented to            hangar on 5.5
                                                                       customers                    acres.

6401 W. Imperial          Leased         $364,000      Month-to-       Hangar space                 45,000 sq.ft.
Highway                                                month                                        warehouse hangar
Los Angeles, CA

6060 Avion Drive          Leased         $50,000       June            Cargo handling               174, 000 sq.ft.
Los Angeles, CA (5)                                    2001            warehouse with offices       offices and cargo
                                                                                                    warehouse facility


DORVAL INT'L AIRPORT
800 Stuart Graham         Leased        $474,000       November        Cargo handling               51,000 sq.ft.
Blvd. South                                            2007            warehouse with offices       warehouse and
Dorval, Quebec                                                                                      2,432 sq.ft. of
                                                                                                    office space

MIRABEL INT'L
AIRPORT
12005, Rue Cargo A-       Leased         $50,400       November        Cargo handling               12,500 sq.ft.
3, Suite 102                                           2005            warehouse with offices       warehouse
Mirabel, Quebec

LESTER B. PEARSON
INT'L AIRPORT
Building D                Leased         $144,000      July            Cargo handling               16,870 sq.ft. of
Toronto AMF,                                           1997            warehouse with offices       warehouse space
Ontario                                                                                             and 4,556 sq.ft. of
                                                                                                    offices

MIAMI INT'L AIRPORT
2261 N.W. 66th            Leased         $548,000      September       Cargo handling               50,000 sq.ft. of
Ave, Bldg. 702                                         2001            warehouse with offices       warehouse space
Miami, FL                                                                                           and 4,300 sq.ft. of
                                                                                                    office space

680 S.W. 34th Street      Leased         $45,000       November        Cargo handling               3,600 sq.ft. cargo
Miami, FL                                              1999            warehouse with offices       warehouse with
                                                                                                    offices

LOS ANGELES INT'L
AIRPORT
700 World Way             Leased         $305,000      Month-to-       Service and refueling of     2,000 sq.ft. of
West Los Angeles,                                      Month           private aircraft             executive terminal
CA                                                                                                  on 1.93 acres

ONTARIO INT'L
AIRPORT
2161 East Avion St.       Leased         $226,000      April           Landlord, service and        60,000 sq.ft. of
Ontario, CA (1)                                        2008            refueling of commercial      offices and
                                                                       and private aircraft         hangars on  15.4
                                                                                                    acres

BAKERSFIELD AIRPORT
1601 Skyway Drive         Leased         $22,000       February        Offices and refueling of     2,000 sq. ft.
Bakersfield, CA                                        2008            commercial and private       building on 5.0
                                                                       aircraft                     acres

1801 Skyway Drive         Leased         $44,000       February        Landlord, service and        Three buildings
Bakersfield, CA                                        2008            refueling of commercial      totaling 49,200 sq.
                                                                       and private aircraft         ft. on 17.2 acres

1201 Skyway Drive         Leased         $46,000       June 2001       Landlord, service and        30,000 sq. ft.
Bakersfield, CA (4)                                                    refueling of commercial      hangar on 2.7
                                                                       and private aircraft         acres

1301 Skyway Drive         Leased         $21,000       Month-to-       Landlord, service and        1,200 sq. ft.
Bakersfield, CA                                        Month           refueling of commercial      building on 10.86
                                                                       and private aircraft         acres

1550 Skyway Drive         Leased         $25,000       March           Landlord, service and        35,940 sq. ft.
Bakersfield, CA (4)                                    2015            refueling of commercial      executive offices
                                                                       and private aircraft         and terminal and
                                                                                                    hangars on 6.14
                                                                                                    acres

BURBANK-GLENDALE-
PASADENA AIRPORT
4531 Empire Avenue        Leased         $158,000      July 2000       Landlord, service and        45,000 sq. ft. of
Burbank, CA                                                            refueling of commercial      offices, hangars
                                                                       and private aircraft         and shop facilities

4301/4405/4407/           Leased         $489,000      August          Landlord, service and        106,000 sq. ft. of
4409 and 4411                                          1999            refueling of commercial      offices, hangars
Empire Avenue                                                          and private aircraft         and shop facilities
Burbank, CA

6920 Vineland Ave.        Leased         $187,000      November        Landlord, service and        5,200 sq. ft. of
No. Hollywood,  CA                                     1999            refueling of commercial      offices, hangars
                                                                       and private aircraft         and shop facilities

SANTA BARBARA
MUNICIPAL AIRPORT
404 Moffet Road           Leased         $103,000      Month-to-       Landlord, service,           5,120 sq.ft.
Goleta, CA                                             Month           maintenance, and             terminal office
                                                                       refueling of commercial      space and 2
                                                                       and private aircraft         hangars totaling
                                                                                                    13,120 sq. ft.

FRESNO YOSEMITE
INT'L AIRPORT
5045 E. Anderson          Leased         $74,000       April 2020      Landlord, service and        8.47 acres.
Avenue                                                                 refueling of commercial
Fresno, CA                                                             and private aircraft

5045 E. Anderson          Leased         $3,000        February        Landlord, service and        250 sq. ft. of
Avenue                                                 2001            refueling of commercial      general
Fresno, CA                                                             and private aircraft         office/storage


5045 E. Anderson          Leased         $67,000       August          Terminal, office and         Hangars and
Avenue                                                 2006            hangar facility              offices on 2.16
Fresno, CA                                                                                          acres

5045 E. Anderson          Leased         $6,000        October         Refueling of private and     12,320 sq.ft. fuel
Avenue                                                 2000            commercial aircraft          farm
Fresno, CA
5045 E. Anderson          Leased         $115,000      May 2005        Hangar and commercial        22,000 sq.ft. office
Avenue                                                                 office space                 space on 19.26
Fresno, CA                                                                                          acres

WM. B. HARTSFIELD
INT'L AIRPORT
1200 Toffie Terrace       Leased         $107,000      March           Landlord, service and        4,800 sq.ft. of
Atlanta, GA  (1)                                       2002            refueling of commercial      offices and ramp
                                                                       and private aircraft         area on 11.2 acres


DEKALB-PEACHTREE
AIRPORT
1951 Airport Road         Leased         $210,000      November        Landlord, service and        164,288 sq.ft. of
Atlanta, GA (1)                                        2006            refueling of commercial      offices and
                                                                       and private aircraft         hangars on 22.46
                                                                                                    acres

L.G. HANSCOM FIELD
AIRPORT
180 Hamscom Drive         Leased         $191,000      May 2012        Landlord, service,           5,000 sq. ft.
Bedford, MA (1)                                                        maintenance and              terminal and 2
                                                                       refueling of commercial      hangars
                                                                       and private aircraft         totaling 36,000 sq.
                                                                                                    ft. on 22.86 acres

RENO CANNON INT'L
AIRPORT
655 So. Rock Blvd.        Building       $12,000       June 2017       Landlord, service and        33,000 sq.ft. of
Reno, NV                  owned,                                       refueling of commercial,     hangars and
                          land                                         private and military         administrative
                          rented                                       aircraft                     building on 23.7
                                                                                                    acres of land

ADDISON AIRPORT

4400 Glenn Curtiss        Leased         $298,000      September       Landlord, service and        49,472 sq. ft. of
Dr.                                                    2021            refueling of commercial      offices and
Dallas, TX (1)                                                         and private aircraft         hangars on 2.80
                                                                                                    acres

4400 Glenn Curtiss        Leased         $51,000       June 2022       Landlord, service and        57,949 sq.ft. of
Dr.                                                                    refueling of commercial      offices and hangar
Dallas, TX  (1)                                                        and private aircraft         space on 6.28
                                                                                                    acres

4400 Glenn Curtiss        Leased         $8,000        July 2021       Landlord, service and        12,600 sq.ft. of
Dr.                                                                    refueling of commercial      offices and hangar
Dallas, TX (1)                                                         and private aircraft         space

4400 Glenn Curtis         Leased         $28,000       December        Fuel farm
Dr.                                                    2000
Dallas, TX (1)

CORPUS CHRISTI
355 Pinson Drive          Leased         $19,000       October         Landlord, service and        66,096 sq.ft. of
Corpus Christi, TX                                     2009            refueling of commercial      offices and
(1)                                                                    and private aircraft         hangars on 6.69
                                                                                                    acres

NASHVILLE INT'L
AIRPORT
635 Hangar Lane           Leased         $247,000      June 2012       Landlord, service and        Office and hangars
Nashville, TN                                                          refueling of commercial      on 38.69 acres
                                                                       and private aircraft


(1) The leasehold interest is subject to a security interest granted to Raytheon Aircraft Services, Inc. assigned to General Electric Capital Corporation.

(2) This property was purchased in April 1994 for $1,800,000 and is subject to a first mortgage in the sum of $799,500 at June 30, 1997 repayable in equal monthly installments of principal of $9,750, plus interest at 7.5% per annum, the last payment due in April 2004.

(3) This property is subject to a first mortgage in the sum of $403,979 at June 30, 1997 repayable with interest at 9% in equal monthly installments of approximately $4,450, the last payment due May 2010.

(4) This property is subject to a first mortgage in the sum of $869,445 at June 30, 1997 repayable with interest at prime in equal monthly installments, the last payment due in December 2004.

(5) This facility is presently under construction.

          At each of the locations where Mercury conducts its refueling business, including thirteen commercial locations and twelve military locations, Mercury's operations are dependent on a fleet of refueling vehicles. These locations utilize refueling trucks for transporting and pumping fuel. At LAX, in addition to refueling trucks, hydrant trucks are also maintained which pump fuel from underground storage tanks directly into the aircraft. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

          At most commercial airports where Mercury operates FBOs, Mercury maintains its own fuel storage capabilities as follows:

                                                             Approximate
                                                              Capacity
                  Location                                    (gallons)
                  --------                                   -----------
                  LAX Los Angeles, California                310,000(UG)
                  Bakersfield, California                    105,000(UG)
                  Burbank, California                        119,000(UG)
                  Santa Barbara, California                   42,000(UG)
                  Reno, Nevada                               100,000(AG)
                  Ontario, California                         86,000(UG)
                  Dallas, Texas                               57,000(UG)
                  Corpus Christi, Texas                           --(1)(AG)
                  Atlanta,Georgia (Hartsfield)                48,000(AG)
                  Atlanta, Georgia(Peachtree)                 48,000(AG)
                  Fresno, California                         121,000(UG)
                  Bedford, Massachusetts                      32,000(AG)
                  Nashville, Tennessee                        36,000(1)(AG)

(1) Presently being designed or in construction
(AG) = Above-ground fuel storage
(UG) = Under-ground fuel storage

          Management believes that Mercury's property and equipment are adequate for its present business needs. Mercury fully utilizes the real properties it owns or leases for its business.

ITEM 3.     LEGAL PROCEEDINGS.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

          Mercury's Common Stock is listed and traded on the AMEX under the Symbol "MAX". The table below sets forth, for the quarterly periods indicated, the high and low closing sale prices per share of Common Stock. All per share stock price information has been adjusted to reflect the April 11, 1997 5-for-4 stock split.

                                                                            High            Low
                                                                            ----            ---
FISCAL 1997:
Quarter ended September 30, 1996..................................        $ 6.40            $5.50
Quarter ended December 31, 1996...................................          6.30             5.50
Quarter ended March 31, 1997......................................          6.40             5.60
Quarter ended June 30, 1997.......................................          6.50             5.63

FISCAL 1996:
Quarter ended September 30, 1995..................................        $ 6.73           $ 5.55
Quarter ended December 31, 1995...................................          8.00             5.91
Quarter ended March 31, 1996......................................          7.45             5.82
Quarter ended June 30, 1996.......................................          8.30             6.30


As of September 9, 1997, there were approximately 481 holders of record.

In December 1994, Mercury's Board of Directors adopted a quarterly dividend plan of $.01 per common share in cash. The first such dividend was paid on February 1, 1995. In May 1996, Mercury's Board of Directors increased the quarterly dividend to $.0125 per share. During Fiscal 1997, Mercury paid approximately $321,000 in quarterly dividends on its Common Stock. In September 1997, the Company's Board of Directors terminated the quarterly dividend plan in favor of allocating these funds towards repurchasing Company common shares in the open market from time to time. Mercury intends to review its dividend policy from time to time in light of Mercury's earnings, financial condition and other relevant factors, including applicable covenants in debt and other agreements. In this regard, as discussed in Note 7 of Notes to Consolidated Financial Statements, certain of Mercury's loan agreements provide for the maintenance of specified levels of working capital as well as limitations on cash dividends.

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

                                                   YEAR ENDED JUNE 30,
                                ----------------------------------------------------------
                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   1997        1996          1995       1994        1993
                                   ----        ----          ----       ----        ----
OPERATING DATA
SALES AND REVENUES               $279,380    $225,374     $183,000    $103,069    $84,543
COSTS AND EXPENSES                256,310     206,960      166,427      90,404     75,640
                                 --------    --------     --------    --------    -------
GROSS MARGIN                       23,070      18,414       16,573      12,665      8,903
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES             6,296       5,106        4,458       3,847      3,555

PROVISION FOR BAD DEBTS             1,810         945          905         414        324

DEPRECIATION AND AMORTIZATION       3,953       2,818        2,409       2,049      1,680
INTEREST EXPENSE                    3,393       2,375        1,478       1,080      1,084
OTHER EXPENSE (INCOME)(1)             370        (596)          11         106     (1,103)
                                 --------    --------     --------    --------    -------
INCOME BEFORE INCOME TAXES          7,248       7,766        7,312       5,169      3,363
PROVISION FOR INCOME TAXES          2,869       3,086        3,005       2,174      1,413
                                 --------    --------     --------    --------    -------
NET INCOME                       $  4,379    $  4,680     $  4,307    $  2,995    $ 1,950
                                 ========    ========     ========    ========    =======

NET INCOME PER COMMON SHARE
ON A FULLY DILUTED BASIS(2)      $   0.49    $   0.56     $   0.55    $   0.43    $  0.28
                                 ========    ========     ========    ========    =======

--------

         (1) Fiscal 1993 includes a pretax gain from legal judgment in the amount of $1,060,000.

         (2) Shares outstanding and earnings per share have been adjusted retroactively to reflect the payment of a 5-for-4 stock split on April 11, 1997.

BALANCE SHEET DATA                                                At June 30,

                                     -------------------------------------------------------------------
TOTAL ASSETS                         $92,637        $79,123        $54,210        $35,442        $31,800
SHORT-TERM DEBT (INCLUDING
CURRENT PORTION OF LONG-TERM
DEBT)                                  1,878          2,555          2,607          2,317          1,654
LONG-TERM DEBT AND REDEEMABLE
  PREFERRED STOCK                     15,195          6,893         17,104          8,650          9,821
CONVERTIBLE SUBORDINATED
  DEBENTURES                          28,115         28,115
DIVIDENDS PER COMMON SHARE             .0425          .0425           0.02           0.00           0.00


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS - FISCAL 1997, 1996 AND 1995.

The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company's four operating units, as well as selected other financial statement data.


                                                                        Year Ended June 30,
                                        --------------------------------------------------------------------------------
                                                                          ($ in millions)
                                        --------------------------------------------------------------------------------
                                                   1997                        1996                        1995
                                                          % of                        % of                        % of
                                           Amount         Total        Amount         Total        Amount         Total
                                                        Revenues                    Revenues                    Revenues
                                        ------------  ------------- ------------- ------------- ------------- ----------
Revenues:
Fuel Sales and Services                    $207.8         74.4%         $178.6        79.3%         $141.8        77.5%
Cargo Operations                             18.8          6.7            15.5         6.9             9.9         5.4
Government Contract Services                 16.3          5.8            13.8         6.1            15.6         8.5
FBOs                                         36.5         13.1            17.4         7.7            15.7         8.6
                                            -----        -----           -----       -----           -----       -----

 Total Revenues                            $279.4        100.0%         $225.4      100.0%          $183.0       100.0%
                                           ======        =====          ======      ======          ======       =====

                                        --------------------------------------------------------------------------------

                                           Amount       % of Unit       Amount     % of Unit       Amount      % of Unit
                                                        Revenues                    Revenues                    Revenues
                                        -----------------------------------------------------------------------------------
Gross Margin (1):
Fuel Sales and Services                     $8.6          4.1%           $7.9         4.4%           $6.9         4.9%
Cargo Operations                             5.0         26.9             4.7        30.5             2.8        28.5
Government Contract Services                 3.3         20.5             3.0        21.7             4.2        26.7
FBOs                                         6.2         16.8             2.8        16.0             2.7        17.1
                                           -----         ----           -----        ----           -----        ----
    Total Gross Margin                     $23.1          8.3%          $18.4         8.2%          $16.6         9.1%
                                           =====         ====           =====        ====           =====        ====

                                           Amount      % of Total       Amount     % of Total      Amount      % of Total
                                                        Revenues                    Revenues                    Revenues
                                        -----------------------------------------------------------------------------------
Selling, General and Administrative         $6.3          2.3%           $5.1         2.3%           $4.5         2.4%
Provision for bad debts                      1.8           .6             0.9         0.4             0.9         0.5

Depreciation and Amortization                4.0          1.4             2.8         1.3             2.4         1.3
Interest Expense and Other                   3.8          1.3             1.8         0.8             1.5         0.8
                                            ----         ----            ----        ----            ----         ---

Income before Income Taxes                   7.2          2.6             7.8         3.4             7.3         4.0
Provision for Income Taxes                   2.9          1.0             3.1         1.4             3.0         1.6
                                            ----         ----            ----        ----           -----         ---
    Net Income                              $4.4          1.6%           $4.7         2.1%           $4.3         2.4%
                                            ====         ====            ====        ====           =====         ===

(1) Gross Margin as used here and throughout Management's discussion excludes depreciation and amortization and selling, general and administrative expenses.

Fiscal Year Ended June 30, 1997 Compared to Fiscal Year Ended June 30, 1996

          Revenue increased 24.0% to $ 279.4 million in fiscal 1997 from $225.4 million in fiscal 1996. Gross margin increased 25.2% to $23.1 million in fiscal 1997 from $18.4 million in fiscal 1996.

         Revenues from fuel sales and services represented 74.4% of total revenues in fiscal 1997 compared to 79.3% of total revenues in fiscal 1996. Revenues and gross margins from fuel sales and services include the activities of Mercury's contract fueling business, as well as activities from a number of other commercial services including the provision of certain refueling services, non- aviation fuel brokerage and other services managed at LAX as part of Mercury's fuel sales and services operations. Revenues from fuel sales and services in fiscal 1997 increased 16.3% to $207.8 million from $178.6 million in fiscal 1996. The increase in revenues from fuel sales and services was primarily due to an increase in the average price of fuel during fiscal 1997. Average fuel prices increased approximately 12% in fiscal 1997 as compared to fiscal 1996. Gross margin from fuel sales and services in fiscal 1997 increased 8.4% to $8.6 million from $7.9 million in fiscal 1996 primarily due to an increase in into-plane revenues. Because the Company prices its fuel on a per gallon basis, the Company's gross margin as a percentage of revenue for fuel sales and services declined from 4.4% to 4.1% primarily due to an increase in the average price of fuel in the current year.

         Revenues from cargo operations in fiscal 1997 increased 21.3% to $18.8 million from $15.5 million in fiscal 1996. This increase was primarily due to a general increase in the volume of business from existing handling accounts and the addition of new locations in Montreal, Toronto and Miami throughout fiscal 1996. The assets of Excel Cargo, Inc. were acquired on September 30, 1995 with operations in Montreal and Toronto in Canada. Floracool, Inc. was acquired in January 1996 and operates in Miami, Florida. Gross margin from cargo operations in fiscal 1997 increased 6.4% to $5.0 million from $4.7 million in fiscal 1996. The increase in gross margin was significantly lower than the corresponding revenue increase primarily due to operating losses at the Miami location in fiscal 1997. In addition, effective April 1, 1997, a significant cargo customer was lost. Revenues associated with this customer were approximately $2.4 million during 1997. The Company has reduced cost associated with servicing this customer and is attempting to replace a portion or all of the lost business.

         Revenues from government contract services in fiscal 1997 increased 17.6% to $16.3 million from $13.8 million in fiscal 1996. The increase in revenues from government contract services in fiscal 1997 compared to fiscal 1996 was primarily due to a contract addition in November 1996. Gross margin from government services in fiscal 1997 increased 11.2% to $3.3 million from $3.0 million in fiscal 1996 due to higher revenues. Revenues from government contract services in fiscal 1997 included $4.36 million from a contract which is scheduled to terminate in September 1997 and a contract which commenced in November 1996 and terminated July 1997. Gross margin from government services in fiscal 1997 included an aggregate of $.25 million from these two contracts. Mercury did not experience significant charge-offs associated with the contract terminations described above. During June 1997, Mercury derived $213,000 in revenue and $53,000 in gross margin from a contract which commenced in June 1997.

         Revenues from FBOs in fiscal 1997 increased 110% to $36.5 million from $17.4 million in fiscal 1996 and increased as a percentage of total revenues from 7.7% of total revenues in fiscal 1996 to 13.1% in fiscal 1997. The increase in revenue from FBOs was due to the acquisition of seven new locations in fiscal 1997. The increase in FBOs revenue is consistent with the Company's goal of increasing the service sectors of its business as a percentage of total revenue. Gross margin from FBOs in fiscal 1997 increased 120.3% to $6.2 million from $2.8 million in fiscal 1996 due to higher revenue.

         Selling, general and administrative expenses in fiscal 1997 increased 23.4% to $6.3 million from $5.1 million in fiscal 1996. The increase was primarily due to increases in compensation expense and professional fees.

         Provision for bad debts increased to $1,810,000 in fiscal 1997 from $945,000 in fiscal 1996 due primarily to the bankruptcy of an airline account in the fourth quarter and higher revenue in fiscal 1997. Mercury periodically adjusts its bad debt allowance rates based on actual loss experience.

         Depreciation and amortization expense in fiscal 1997 increased 40.3% to $4.0 million from $2.8 million in fiscal 1996. The increase was primarily due to acquisitions of the seven FBO locations in fiscal 1997.

         Interest expense in fiscal 1997 increased 42.9% to $3.4 million from $2.4 million in fiscal 1996. The increase was due to significantly higher average outstanding borrowings in fiscal 1997 compared to fiscal 1996, a portion of which relates to the Company's $28 million convertible debenture offering in February 1996 and borrowings used for acquisitions and additions to property, equipment and leaseholds.

         In fiscal 1997, the Company wrote off $750,000 related to two equity investments in airlines, a substantial portion of which relates to an airline bankruptcy in the fourth quarter.

         Income tax expense was 39.6% of pre-tax income for fiscal 1997 and 39.7% for fiscal 1996, reflecting the Company's effective income tax rate.

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

         Revenues from cargo operations in fiscal 1996 increased 56.8% to $15.5 million from $9.9 million in fiscal 1995. This increase was primarily due to a general increase in the volume of business from existing accounts and to the acquisitions of assets of Excel Cargo, Inc., operating in Montreal and Toronto, Canada, and Floracool, Inc., operating in Miami, Florida, in fiscal 1996. Gross margin from cargo operations in fiscal 1996 increased 67.7% to $4.7 million from $2.8 million in fiscal 1995. This increase in gross margin from cargo operations in fiscal 1996 compared to fiscal 1995 was primarily attributable to an increase in cargo revenues.

         Revenues from government contract services in fiscal 1996 declined 11.5% to $13.8 million from $15.6 million in fiscal 1995. Revenues from government contract services in fiscal 1996 included $1.8 million from five contracts which were terminated in fiscal 1996. The decrease in revenues from government contract services in fiscal 1996 compared to fiscal 1995 was due to contract terminations in fiscal 1995 and fiscal 1996, which terminations were only partially offset by new contracts received in November 1994 and October 1995. Gross margin from government contract services in fiscal 1996 declined 28.1% to $3.0 million from $4.2 million in fiscal 1995 due to lower revenues and lower margins. Gross margin from government contract services in fiscal 1996 included $.4 million from the five contracts which were terminated in fiscal 1996.

         Revenues from FBOs in fiscal 1996 increased 10.7% to $17.4 million from $15.7 million in fiscal 1995. The increase in revenues from FBOs was due to an increase in fuel sales and services revenues. Gross margin from FBOs in fiscal 1996 increased 3.6% to $2.8 million from $2.7 million in fiscal 1995. The increase in gross margin from FBO's in fiscal 1996 compared to fiscal 1995 was attributable primarily to an increase in revenues.

         Selling, general and administrative expenses in fiscal 1996 increased 14.5% to $5.1 million from $4.5 million in fiscal 1995. The increase was primarily due to higher professional fees and higher compensation expenses.

         Depreciation and amortization expenses in fiscal 1996 increased 17.0% to $2.8 million from $2.4 million in fiscal 1995. The increase was primarily due to the acquisition of Excel Cargo, Inc. in fiscal 1996 and, to a lesser extent, capital expenditures of $2.3 million in fiscal 1996.

         Interest expense in fiscal 1996 increased 60.7% to $2.4 million from $1.5 million in fiscal 1995. The increase was due to significantly higher average outstanding long-term debt in fiscal 1996 compared to fiscal 1995. Interest income increased in fiscal 1996 to $322,000 from $84,000 in fiscal 1995 primarily due to excess cash balances subsequent to the $28 million debenture offering completed in February 1996 which were invested in short term cash equivalents. See Note 7 of Notes to Consolidated Financial Statements.

         Income tax expense was 39.7% of pre-tax income for fiscal 1996 and 41.1% for fiscal 1995, reflecting the Company's effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         Mercury has financed its operations primarily through operating cash flow, bank debt and the issuance of $28 million of convertible subordinated debentures in February 1996.

         Net cash provided by operating activities was $7,815,000 during fiscal 1997. During this period, the primary source of net cash provided by operating activities was net income plus depreciation and amortization totaling $8,332,000 and an increase in accounts payable and accrued expenses and other current liabilities of $ 2,538,000. The primary use of cash for operating activities in fiscal 1997 was an increase in accounts receivable of $2,547,000 and an increase in prepaid expenses and other current assets of $551,000.

         Net cash used in investing activities was $19,956,000 during fiscal 1997. The primary uses of cash from investing activities included $7,150,000 for the acquisition of the seven FBO locations, $7,000,000 related to investment in certificates of deposit which have been pledged to secure bank loans for two of the Company's customers (see Note 15), $3,192,000 for the purchase of property, equipment and leaseholds and an increase in notes receivable of $2,177,000.

         Net cash provided by financing activities was $3,210,000 during fiscal 1997. The primary source of cash from financing activities during this period was borrowings of $9,239,000. The primary use of cash in financing activities was the reduction in long-term debt of $5,464,000.

         In March 1997, the Company entered into a senior unsecured bank credit facility consisting of a $25,000,000 Revolver and various term facilities. The principal balance of the Term Loans at June 30, 1997 was approximately $6,733,000 and the funds provided by such loans were used to pay-off the Company's existing term debt and for the construction of a cargo warehouse facility at LAX. The Term Loans are amortized and paid on a monthly basis and mature in October 2001. Pursuant to the Revolver, funds may be borrowed in an amount up to an aggregate of $25,000,000 with a term maturing in October 1999. At June 30, 1997, Mercury had approximately $1,000,000 of borrowings under the Revolver.

         In February 1996, the Company issued $28,115,000 principal amount of 7.75% convertible subordinated debentures due February 1, 2006. The debentures are convertible into shares of the Company's common stock at a price of $7.29456.

         In April 1997, the Company entered into an agreement with a customer, Western Pacific Airlines, Inc. ("WPAI"), to provide the lesser of $2 million or twenty days in fuel credit through April 1998. In addition, the Company agreed to guaranty and pledge certificates of deposit to secure $6 million in bank loans to WPAI. The Company receives interest on the certificates of deposit at the rate of 9% per annum. WPAI is required to repay principal of $1 million per month, commencing with the first payment, which was made on September 5, 1997. As payments are received the bank will release the certificates of deposit to the Company. The Company received warrants to purchase 200,000 shares of WPAI's common stock at fair market value on the date of grant for guarantying and brokering WPAI's bank loan. WPAI is a start-up airline that has incurred significant operating losses since its inception and consequently has been, and may continue to be, dependent on raising equity capital to continue in business. There can be no assurance that should WPAI fail to pay amounts due to or guaranteed by the Company, that the Company's bad debt allowance will be adequate to cover such amounts.

         Historically, the Company's capital expenditure requirements have been related to refueling and ground handling equipment for both commercial and government service operations. In fiscal 1996 the Company spent approximately $2,700,000 for property and equipment in the acquisition of assets of Excel Cargo, Inc. In addition, the Company invested approximately $2,300,000 primarily to purchase refueling and ground equipment for its commercial operations. In fiscal 1997, the Company acquired certain assets of six FBOs for $9,000,000, which consisted of $4,350,000 cash and a promissory note in the principal amount of $4,650,000. In addition, in January 1997, the Company purchased an FBO in Fresno, California for $2.8 million cash. Subsequent to the end of fiscal 1997, in July 1997, the Company acquired certain assets of an FBO located in Nashville, Tennessee for $4.25 million cash. To fund this acquisition, the Company borrowed an additional $4.25 million under its Term Loan facilities.

         The Company's accounts receivable balance was $43,924,000 at June 30, 1997 and $41,377,000 at June 30, 1996. A note receivable of approximately $2,744,000 at June 30, 1997 is due from an airline customer of the Company for the purchase of fuel. The note bears interest at 9% per annum and is due in monthly installments of principal and interest through December 1998. Accounts receivable days outstanding for the quarter ended June 30, 1997 were 63 compared to 62 days for the quarter ended June 30, 1996 based upon consolidated revenue for each period. Accounts receivable days outstanding are impacted by a high volume of fuel brokerage which is reported in revenues on a net margin basis and a high concentration of fuel sales to customers with extended payment terms. Allowance for doubtful accounts increased to $1,875,000 at June 30, 1997 from $809,000 at June 30, 1996.

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

         The Company's only significant contract or commitment for the purchase of equipment or installation of facilities is related to the remodeling and reconstruction of a 174,000 square foot cargo warehouse at an anticipated cost of $8 million. To date, the Company has spent approximately $1.5 million. See "Business -- Recent Developments".

         Subsequent to June 30, 1997, the Company repurchased 111,100 shares of common stock for approximately $751,000. The Company presently has authority to purchase up to $2,249,000 in additional shares of common stock under its existing board resolutions and $249,000 under its credit facilities and plans to engage in periodic repurchases. The Company has requested its senior lender to increase its authority to match the board resolutions.

         Inflation

         The Company believes that inflation has not had a significant effect on its results of operations during the past three fiscal years.

         Forward-Looking Statements

         Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements. In addition, Mercury, from time-to-time, makes forward-looking statements concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting Mercury's best judgment based upon current information and involve a number of risks and uncertainties, and there can be no assurance that other factors will not affect the accuracy of such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by Mercury include, but are not limited to, risks associated with acquisitions, the financial condition of customers, non-renewal of contracts, government regulation, as well as operating risks, general conditions in the economy and capital markets, and other factors which may be identified from time-to-time in Mercury's Securities and Exchange Commission filings and other public announcements.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Part IV, Item 14, pages F1 through F20 immediately following.

ITEM 9.     ACCOUNTING AND FINANCIAL DISCLOSURE DISPUTES.

         None.

                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Reference is made to the information set forth under the caption "Election of Directors" of the Company's Proxy Statement for the annual meeting scheduled for December 4, 1997 (the "Proxy Statement") for a description of the directors and executive officers of the Company, which information is incorporated herein by reference.

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

Independent Auditors' Report..........................................................................F-1

Consolidated Balance Sheets as of June 30, 1997 and 1996..............................................F-2

Consolidated Statements of Income for each of the three
      years in the period ended June 30, 1997.........................................................F-3

Consolidated Statements of Cash Flows for each of the three
      years in the period ended June 30, 1997.........................................................F-4

Consolidated Statements of Stockholders' Equity for each
      of the three years in the period ended June 30, 1997............................................F-5

Notes to Consolidated Financial Statements for the three
      years ended June 30, 1997...............................................................F-6 to F-20

(a) (2) Supplemental Schedule for each of the three years in the period ended June 30, 1997:

Schedule II - Valuation and Qualifying Accounts......................................................F-21

         All other items are not included in this Form 10-K for the reason that they are not applicable or are included in the information as set forth in the Consolidated Financial Statements or in the Notes to Consolidated Financial Statements.

(a) (3) Exhibits:

Exhibit
No.                                 Description
-------                             -----------
1.1      Underwriting Agreement for the Company's $25,000,000 7-3/4% Convertible
         Subordinated Debentures due February 1, 2006. (12)
2.1      Asset Purchase Agreement, dated as of April 8, 1996, by and between Raytheon Aircraft
         Services, Inc. and Mercury Air Group, Inc. (13)
2.2      Amendment Letter to Asset Purchase Agreement, dated as of August 29, 1996, by and between Raytheon Aircraft Services, Inc. and Mercury Air Group, Inc.  (13)
3.1      Restated Certificate of Incorporation (4)
3.2      Form of Amendment to Restated Certificate of Incorporation creating the Series A 8%
         Convertible Cumulative Redeemable Preferred Stock (4)
3.3      Form of Amendment to Restated Certificate of Incorporation declaring the Separation
         Date for the Series A 8% Convertible Redeemable Preferred Stock (5)
3.4      Bylaws of the Company (4)
3.5      Amendment to Bylaws of the Company (11)
4.1      Form of Indenture between Mercury Air Group, Inc. and IBJ Schroder Bank & Trust
         Company.  (12)
4.2      Negotiable Promissory Note, dated as of June 21, 1996, from Mercury Air Group, Inc. to
         Raytheon Aircraft Services, Inc.  (13)
4.3      Legend Agreement, dated as of August 29, 1996 between Mercury Air Group, Inc. and
         Raytheon Aircraft Services, Inc.  (13)
10.1     Employment Agreement dated December 10, 1993 between the Company and Seymour
         Kahn (8)

10.2     Stock Purchase Agreement between the Company, SK Acquisition, Inc., Randolph E.
         Ajer, Kevin J. Walsh, Grant Murray and Joseph Czyzyk (2)
10.3     Company's 1990 Long-Term Incentive Plan (6)
10.4     Company's 1990 Directors Stock Option Plan (1)
10.5     Lease for 6851 West Imperial Highway, Los Angeles, California (4)
10.6     Memorandum Dated September 15, 1997 regarding Summary of Officer Life Insurance
         Policies with Benefits Payable to Officers or Their Designated Beneficiaries
10.7     Memorandum dated September 15, 1995 regarding Summary of Bonus Plans for Seymour
         Kahn, Joseph Czyzyk and Randolph E. Ajer (11)
10.8     Memorandum dated September 15, 1997 regarding Summary of Bonus Plans for Kevin
         Walsh and William Silva (11)
10.9     The Company's 401(k) Plan consisting of LCI Actuaries, Inc. Regional Prototype Defined
         Contribution Plan and Trust and Adoption Agreement (7)
10.10    Non-Qualified Stock Option Agreement by and between the Company and
         Seymour Kahn dated January 21, 1993 (7)
10.11    Non-Qualified Stock Option Agreement by and between the Company and William G.
         Langton dated August 9, 1993 (7)
10.12    Stock Purchase Agreement among the Company, SK Acquisition, Inc. and William L.
         Silva dated as of August 9, 1993 (8)
10.13    Stock Exchange Agreement dated as of November 15, 1994 between Joseph
         Czyzyk and the Company (9)
10.14    Employment Agreement dated November 15, 1995 between the Company and
         Joseph Czyzyk (10)
10.15    Agreement dated August 1, 1995 between Mercury Air Group, Inc. and Grant
         Murray (11)
10.16    Credit Agreement by and among Sanwa Bank California, Mellon Bank, N.A., The First
         National Bank of Boston and Mercury Air Group, Inc. dated March 14, 1997. (14)
11.1     Computation of Earnings Per Share (3)
22.1     Subsidiaries of Registrant
23.1     Consent of Deloitte & Touche LLP with respect to incorporation of their report on the audited financial statements contained in this Annual
         Report on Form 10-K in the Company's Registration Statement on Form S-8
         (Registration Statement No. 33-69414)

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

(5) All such documents were previously filed as Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 and are incorporated herein by reference.

(6) Such document was previously filed as Appendix A to the Company's Proxy Statement for the December 2, 1992 Annual Meeting of Shareholders.

(7) All such documents were previously filed as Exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 1993 and are incorporated herein by reference.

(8) All such documents were previously filed as Exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 1994 and are incorporated herein by reference.

(9) Such document was previously filed as an Exhibit to the Company's Current Report on Form 8-K dated November 15, 1995 and is incorporated herein by reference.

(10) All such documents were previously filed as Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995 and are incorporated herein by reference.

(11) All such documents were previously filed as Exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 1995 and are incorporated herein by reference.

(12) All such documents were previously filed as Exhibits to the Company's Registration Statement No. 33-65085on Form S-1 and are incorporated herein by reference.

(13) All such documents were previously filed as Exhibits to the Company's Report on Form 8-K filed September 13, 1996 and are incorporated herein by reference

(14) Such document was previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and is incorporated herein by reference.

(b) Reports on Form 8-K:

         None.

(c) Identification of management contracts and compensatory plans and arrangements:

         Exhibits 10.1, 10.2, 10.3, 10.4, 10.6, 10.7, 10.8, 10.9, 10.10, 10.11,
10.12, 10.14 and 10.15 constitute the management contracts and compensatory plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K. Such documents are either filed as exhibits to this Annual Report on Form 10-K or were previously filed as exhibits to the filings indicated in the notes to Item 14(a) and are incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Los Angeles, State of California, on September 24, 1997.

                                            MERCURY AIR GROUP, INC.


                                            By:     /s/ SEYMOUR KAHN
                                                 ---------------------------
                                                 Seymour Kahn
                                                 Chairman of the Board and
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signatures
----------

Principal Executive Officer and Director:

  /s/ SEYMOUR KAHN                                   Dated: September 24, 1997
----------------------------------------------
Seymour Kahn
Chief Executive Officer and Director


Chief Operating Officer and Director:

  /s/ JOSEPH CZYZYK                                  Dated:  September 24, 1997
----------------------------------------------
Joseph Czyzyk
Chief Operating Officer and Director


Principal Financial and Accounting Officer:

  /s/ RANDOLPH E. AJER                               Dated: September 24, 1997
----------------------------------------------
Randolph E. Ajer
Executive Vice President,
Secretary and Treasurer

Additional Directors:

  /s/ ROBERT L. LIST                                 Dated: September 24, 1997
----------------------------------------------
Robert L. List
Director

  /s/ PHILIP J. FAGAN, JR., M.D.                     Dated: September 24, 1997
----------------------------------------------
Philip J. Fagan, Jr., M.D.
Director

  /s/ WILLIAM G. LANGTON                             Dated: September 24, 1997
----------------------------------------------
William G. Langton
Director

  /s/ FREDERICK H. KOPKO, JR.                        Dated: September 24, 1997
----------------------------------------------
Frederick H. Kopko, Jr.
Director

INDEPENDENT AUDITOR'S REPORT



The Board of Directors and Stockholders
Mercury Air Group, Inc.
Los Angeles, California


We have audited the accompanying consolidated balance sheets of Mercury Air Group, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mercury Air Group, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statement taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Los Angeles, California
September 11, 1997

                         PART I - FINANCIAL INFORMATION


                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   JUNE 30,        JUNE 30,
                                                                                    1997            1996
                                                                                 -----------     -----------
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                      $ 2,889,000     $11,820,000
  Cash- restricted (Note 15  )                                                     7,000,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $1,875,000 at 6/30/97 and  $809,000 at 6/30/96                    43,924,000      41,377,000
  Notes receivable - current portion                                               1,939,000         560,000
  Inventories, principally aviation fuel                                           1,948,000       2,623,000
  Prepaid expenses and other current assets                                        2,705,000       2,154,000
                                                                                 -----------     -----------
    Total current assets                                                          60,405,000      58,534,000

PROPERTY, EQUIPMENT AND LEASEHOLDS, net
  (Notes 3 and 7 )                                                                24,834,000      14,703,000
NOTES RECEIVABLE, net of current portion                                             956,000         158,000
OTHER ASSETS (Note 4)                                                              6,110,000       5,728,000
DEFERRED INCOME TAXES  ( Note 6 )                                                    332,000
                                                                                 -----------     -----------
                                                                                 $92,637,000     $79,123,000
                                                                                 ===========     ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                               $16,937,000     $15,080,000
  Accrued expenses and other current liabilities (Note 5)                          4,475,000       3,794,000
  Income taxes payable (Note 6)                                                                      198,000
  Current portion of long-term debt (Note 7)                                       1,878,000       2,555,000
                                                                                 -----------     -----------
    Total current liabilities                                                     23,290,000      21,627,000

LONG-TERM DEBT (Note 7)                                                           15,195,000       6,893,000
DEFERRED INCOME TAXES (Note 6)                                                                       256,000
CONVERTIBLE SUBORDINATED DEBENTURES                                               28,115,000      28,115,000


COMMITMENTS AND CONTINGENCIES (Notes 10 and 13)
STOCKHOLDERS' EQUITY (Notes 7 and 8 ):
     Preferred Stock - $.01 par value; authorized 3,000,000 shares;
       no shares outstanding
    Common Stock - $ .01 par value; authorized 18,000,000 shares;
       outstanding 7,524,651 shares 6/30/97;
       outstanding 7,566,651 shares 6/30/96                                           75,000          75,000
    Additional paid-in capital                                                    20,796,000      20,895,000
    Retained earnings                                                              5,907,000       2,040,000
    Cumulative  translation adjustment                                               (79,000)        (46,000)
    Notes receivable from sale of stock                                             (662,000)       (732,000)
                                                                                 -----------     -----------
         Total stockholders' equity                                               26,037,000      22,232,000
                                                                                 -----------     -----------
                                                                                 $92,637,000     $79,123,000
                                                                                 ===========     ===========


          See accompanying notes to consolidated financial statements

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                                                YEAR ENDED JUNE 30,
                                                               ---------------------------------------------------
                                                                    1997               1996               1995
                                                               -------------      -------------      -------------
Sales and Revenues (Note 11):
  Sales                                                        $ 225,093,000      $ 182,674,000      $ 145,166,000
  Service revenues                                                54,287,000         42,700,000         37,834,000
                                                               -------------      -------------      -------------
                                                                 279,380,000        225,374,000        183,000,000
                                                               -------------      -------------      -------------
Costs and Expenses:
  Cost of sales                                                  205,914,000        169,015,000        132,838,000
  Operating expenses                                              50,396,000         37,945,000         33,589,000
                                                               -------------      -------------      -------------
                                                                 256,310,000        206,960,000        166,427,000
                                                               -------------      -------------      -------------

    Gross Margin (Excluding depreciation and amortization)        23,070,000         18,414,000         16,573,000
                                                               -------------      -------------      -------------

Expenses (Income):
  Selling, general and administrative (Note 4)                     6,296,000          5,106,000          4,458,000
  Provision for bad debts                                          1,810,000            945,000            905,000
  Depreciation and amortization                                    3,953,000          2,818,000          2,409,000
  Interest expense                                                 3,393,000          2,375,000          1,478,000
  Interest income                                                   (380,000)          (322,000)           (84,000)
  Loss on investments                                                750,000
  Minority interest (Note 2)                                                                                95,000
  Other income                                                                         (274,000)
                                                               -------------      -------------      -------------
                                                                  15,822,000         10,648,000          9,261,000
                                                               -------------      -------------      -------------

Income Before Income Taxes                                         7,248,000          7,766,000          7,312,000

Provision for Income Taxes (Note 6)                                2,869,000          3,086,000          3,005,000
                                                               -------------      -------------      -------------

Net Income                                                     $   4,379,000      $   4,680,000      $   4,307,000
                                                               =============      =============      =============

Net Income Per  Share ( Note 12) :
  Primary                                                      $        0.56      $        0.60      $        0.55
                                                               =============      =============      =============


Fully Diluted                                                  $        0.49      $        0.56      $        0.55
                                                               =============      =============      =============


          See accompanying notes to consolidated financial statements

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 YEAR ENDED JUNE 30,
                                                                                   ----------------------------------------------
                                                                                      1997              1996             1995
                                                                                   ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $  4,379,000     $  4,680,000     $  4,307,000
  Adjustments to derive cash flow from
    operating activities:
      Depreciation and amortization                                                   3,953,000        2,818,000        2,409,000
      Minority interest                                                                                                    95,000
      Amortization of officers' loans                                                   154,000          154,000          140,000
      Increase (decrease) in deferred income taxes                                     (588,000)         248,000         (210,000)
  Changes in operating assets and liabilities:
      Trade and other accounts receivable                                            (2,547,000)      (7,762,000)     (16,105,000)
      Inventories                                                                       675,000          661,000       (2,332,000)
      Prepaid expenses and other current assets                                        (551,000)        (332,000)        (525,000)
      Accounts payable                                                                1,857,000        1,614,000        6,078,000
      Income taxes payable                                                             (198,000)          84,000         (368,000)
      Accrued expenses and other current liabilities                                    681,000          786,000          930,000
                                                                                   ------------     ------------     ------------
          Net cash provided by (used in) operating activities                         7,815,000        2,951,000       (5,581,000)
                                                                                   ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Restricted cash - pledged certificates of deposit                                  (7,000,000)
  (Increase) decrease in notes receivable                                            (2,177,000)        (532,000)         185,000
  Addition to other assets                                                             (437,000)        (535,000)        (632,000)
  Acquisition of businesses, net of cash acquired ( Note 9 )                         (7,150,000)        (960,000)
  Additions to property, equipment and leaseholds                                    (3,192,000)      (2,516,000)      (1,574,000)
                                                                                   ------------     ------------     ------------
          Net cash used in investing activities                                     (19,956,000)      (4,543,000)      (2,021,000)
                                                                                   ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  NET PROCEEDS FROM CONVERTIBLE DEBENTURES                                                            26,280,000
  Payment of dividend on common stock                                                  (321,000)        (233,000)        (100,000)
  Proceeds from long-term debt                                                        9,239,000          464,000       10,752,000
  Reduction of long-term debt                                                        (5,464,000)     (13,316,000)      (2,443,000)
  Notes receivable-officers                                                              70,000
  Issuance of common stock                                                               42,000          206,000          379,000
  Repurchase and retire preferred and common stock and warrants                        (356,000)        (820,000)      (1,475,000)
  Redemption by subsidiary of common stock
     owned by minority shareholder                                                                                       (450,000)
                                                                                   ------------     ------------     ------------
          Net cash provided by (used in) financing activities                         3,210,000       12,581,000        6,663,000
                                                                                   ------------     ------------     ------------


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                   (8,931,000)      10,989,000         (939,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         11,820,000          831,000        1,770,000
                                                                                   ------------     ------------     ------------

CASH AND CASH EQUIVALENTS,  END OF YEAR                                            $  2,889,000     $ 11,820,000     $    831,000
                                                                                   ============     ============     ============

CASH PAID DURING THE YEAR:
  Interest                                                                         $  3,156,000     $  1,515,000     $  1,478,000
  Income taxes                                                                     $  4,076,000     $  2,671,000     $  3,607,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Direct financing for purchase of equipment and property                                                           $    435,000
   Issuance of 340,313 common shares in exchange for
     the remaining minority interest of Mercury Air Cargo, Inc. ( Note 2 )                                           $  1,406,000
  Issuance of Notes Payable for the acquisition of assets  ( Note 9 )              $  4,650,000     $  2,016,000
  Issuance of 137,500 common shares in exchange for notes receivable ( Note 8 )                     $    732,000
  Reduction of debenture and property, equipment and leasehold due to
      purchase price adjustment of Excel Cargo, Inc. ( Note 9 )                    $    800,000


          See accompanying notes to consolidated financial statements

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                       COMMON STOCK
                                                  --------------------   ADDITIONAL
                                                  NUMBER OF                PAID-IN     RETAINED
                                                   SHARES       AMOUNT    CAPITAL     EARNINGS
                                                  ---------------------------------------------
BALANCE, JUNE 30, 1994                             6,132,222   62,000    9,174,000    4,555,000
  Net income                                                                          4,307,000
  Cash Dividend on Common Stock                                                        (100,000)
  Repurchase and retire Common Stock                (295,375)  (3,000)    (449,000)  (1,022,000)
  Common Stock issued on exercise of
    warrants and options                             160,665    2,000      377,000
  Tax benefit from exercise of stock options                               217,000
  Common stock issued in exchange
    for the remaining minority interest of
    Mercury Air Cargo, Inc.                          281,250    3,000    1,403,000
  Issue 10% stock dividend                           626,558    6,000    4,255,000   (4,261,000)
                                                  ----------------------------------------------
BALANCE, JUNE 30, 1995                             6,905,320  $70,000  $14,977,000   $3,479,000
                                                  ----------------------------------------------


  Net income                                                                          4,680,000
  Cash Dividend on Common Stock                                                        (233,000)
  Repurchase and retire Common Stock                (194,275)  (2,000)    (387,000)    (431,000)
  Common Stock issued on exercise of
    warrants and options                              44,188    1,000      125,000
  Tax benefit from exercise of stock options                                74,000
   Issue 10% Stock dividend                          686,418    5,000    5,417,000   (5,423,000)
  Retirement of treasury stock                                            (123,000)     (32,000)
  Common Stock sold to officers                      125,000    1,000      812,000
  Foreign currency adjustment
                                                  ----------------------------------------------
Balance, June 30, 1996                             7,566,651   75,000   20,895,000   $2,040,000
                                                  ==============================================



  Net income                                                                          4,379,000
  Cash Dividend on Common Stock                                                        (321,000)
  Repurchase and retire common stock                 (59,500)             (165,000)    (191,000)
  Common Stock issued on exercise of
    warrants and options                              17,500                42,000
  Tax benefit from exercise of stock options                                24,000
  Foreign currency adjustment
  Payment received from Notes receivable-officers
                                                  ----------------------------------------------
BALANCE, JUNE 30, 1997                             7,524,651  $75,000  $20,796,000   $5,907,000
                                                  ==============================================



                                                      COMMON STOCK
                                                       IN TREASURY
                                                  --------------------  CUMULATIVE        NOTES
                                                   NUMBER OF             TRANSLATION    RECEIVABLE
                                                   SHARES       AMOUNT  ADJUSTMENT      OFFICERS
                                                   ---------   -----------------------------------
BALANCE, JUNE 30, 1994                              40,000    (155,000)
  Net income
  Cash Dividend on Common Stock
  Repurchase and retire Common Stock
  Common Stock issued on exercise of
    warrants and options
  Tax benefit from exercise of stock options
  Common stock issued in exchange
    for the remaining minority interest of
    Mercury Air Cargo, Inc.
  Issue 10% stock dividend                           4,000
                                                  --------    ------------------------------------
BALANCE, JUNE 30, 1995                              44,000    (155,000)
                                                  ================================================


  Net income
  Cash Dividend on Common Stock
  Repurchase and retire Common Stock
  Common Stock issued on exercise of
    warrants and options
  Tax benefit from exercise of stock options
   Issue 10% Stock dividend
  Retirement of treasury stock                     (44,000)    155,000
  Common Stock sold to officers                                                          (732,000)
  Foreign currency adjustment                                               (46,000)
                                                  ------------------------------------------------
Balance, June 30, 1996                                                      ($46,000)   ($732,000)
                                                  ================================================



  Net income
  Cash Dividend on Common Stock
  Repurchase and retire common stock
  Common Stock issued on exercise of
    warrants and options
  Tax benefit from exercise of stock options
  Foreign currency adjustment                                               (33,000)
  Payment received from Notes receivable-officers                                          70,000
                                                  ------------------------------------------------
BALANCE, JUNE 30, 1997                                                      ($79,000)   ($662,000)
                                                  ================================================


          See accompanying notes to consolidated financial statements

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         THREE YEARS ENDED JUNE 30, 1997


                  Note 1 - Summary of Significant Accounting Policies:

Business

Mercury Air Group, Inc. and subsidiaries (the "Company") are principally engaged in aviation services including: the conduct of cargo handling, cargo general sales agency and air cargo space brokerage; the sale and delivery of aviation fuels to commercial, air courier and commuter airlines, and to general aviation aircraft; the provision of ground support services to U.S. military aircraft; and FBO services which includes fuel sales, into-plane, ground support and aircraft hangar and tie-down facilities

Principles of Consolidation

The consolidated financial statements include the accounts of Mercury Air Group, Inc.,and its subsidiaries. All material intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments that are readily convertible into cash and were purchased with maturities of three months or less.

Restricted cash consists of certificates of deposits which have been pledged to secure bank loans to two of the Company's customers.

Inventories

Inventory is stated at the lower of aggregate cost (first-in, first-out method) or market.

Property, Equipment and Leaseholds

Property, equipment and leaseholds are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful life of the related asset (3-25 years) and over the lessor of the lease life or useful life for leasehold improvements.

Cost in Excess of Net Assets Acquired

Cost in excess of net assets acquired are being amortized on the straight-line method over 15-40 years. The Company assesses recoverability on a periodic basis. Factors included in evaluating recoverability include historical earnings and projected future earnings of the operations.

Foreign Currency Translation.

Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date and, where appropriate, at historical rates of exchange. Income and expense accounts are translated at the weighted average rate in effect during the year. The aggregate effect of translating the financial statements of the foreign subsidiary is included as a separate component of stockholders' equity. Foreign exchange gains (losses) were not significant during the years presented.

Revenue Recognition

Revenues are recognized upon delivery of product or completion of the service. The Company's contracts with the U.S. Government are subject to profit renegotiation. To date the Company has not been required to adjust profits arising out of U.S. Government contracts.

Income Taxes

Deferred income tax assets and liabilities are recognized based on differences between financial statement and income tax basis of assets and liabilities using presently enacted income tax rates.

Stock Split

All share and earnings per share amounts have been adjusted to reflect the five-for- four common stock split effected on April 11, 1997.

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

         New Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for the disposal of long-lived assets. The adoption of SFAS No. 121 in fiscal 1997 did not have a material effect on the Company's financial statements.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines and encourages the use of the fair-value method of accounting for employee stock-based compensation, but allows the continued use of the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion No. 25 ("ABP 25") and related interpretations. The Company has adopted SFAS No. 123 during fiscal 1997; however, the Company will continue to measure compensation cost for these plans using the intrinsic value based method of accounting prescribed by APB 25 (See Footnote 8).

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share". This statement simplifies the computation of earnings per share ("EPS" ) and makes them comparable with the EPS standards in other countries. Had SFAS No. 128 been effective during the fiscal years ended June 30, 1997, 1996 and 1995 " Basic Earnings Per Share" would have been $.58, $.63 and $.58, respectively, and "Diluted Earnings Per Share" would have been $.49, $.56, and $.55, respectively.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, " Disclosures about Segments of an Enterprise and Related Information." These statements are effective for financial statements issued for periods beginning after December 15, 1997. The Company has not yet analyzed the impact of adopting this statement.

Reclassifications

Certain reclassifications were made to prior year statements to conform to the current year presentation.

Accounts Receivable

Accounts receivable is comprised primarily of trade receivables from customers and is net of an allowance for doubtful accounts of $1,875,000 and $809,000 at June 30, 1997 and 1996, respectively. The Company's credit risk related to these receivables is based in part on, 1) primarily all receivables are related to one industry, aviation 2) there are significant balances owed by certain customers and 3) balances are owed by certain customers who are not well capitalized. The Company assesses its credit portfolio on an ongoing basis and establishes allowances which it believes are adequate to absorb potential credit problems reasonably anticipated.


Note 2 - Related Party Transactions:

Twenty percent of Mercury Air Cargo, Inc. ("MAC"), a subsidiary of the Company, was owned by a company which was wholly-owned by an executive officer of Mercury Air Group, Inc. The minority interest share in the net income of MAC resulting from this ownership amounted to $95,000 in 1995. In November 1994, the Company acquired the remaining minority interest from the executive officer. The transaction included a redemption of 5% in exchange for $450,000 in cash and acquisition of the remaining 15% through the issuance of 340,313 common shares valued at $1,406,000 ($4.13 per share) for a total consideration of $1,856,000. The acquisition of the minority interest has been accounted for as a purchase and, accordingly, the excess of the cost over the book value, $837,000, has been included in other assets in the accompanying consolidated balance sheet at June 30, 1997 (See Note 4).


Note 3 - Property, Equipment and Leaseholds:
--------------------------------------------

     Property, equipment and leasehold consists of the following:

                                                               June 30,
                                                      ----------------------------
                                                           1997            1996
                                                      ------------    ------------
     Land, buildings and leasehold improvements       $ 27,822,000    $ 17,813,000
     Equipment furniture and fixtures                   21,862,000      19,248,000
     Construction in progress                              330,000         133,000
                                                      ------------    ------------
                                                        50,014,000      37,194,000
     Less accumulated depreciation and amortization    (25,180,000)    (22,491,000)
                                                      ------------    ------------
                                                      $ 24,834,000    $ 14,703,000
                                                      ============    ============

Note 4 - Other Assets:

     Other assets consist of the following:

                                                               June 30,
                                                      ----------------------------
                                                           1997            1996
                                                      ------------    ------------
     Cost in excess of net assets acquired, net       $  2,222,000    $  2,341,000
     Capitalized loan fees - net (Note 7)                1,654,000       1,777,000
     Covenant not to compete - net                         450,000            --
     Other assets                                        1,588,000       1,313,000
     Loans to officers                                     196,000         297,000
                                                      ------------    ------------
                                                      $  6,110,000    $  5,728,000
                                                      ============    ============

Cost in excess of net assets acquired includes $885,000 which arose from the Company's acquisition of Maytag Aircraft Corporation in July 1984, $837,000 which arose from the Company's acquisition of the outstanding minority interest in MAC in November 1994 (See Note 2), $810,000 from the Company's acquisition of Excel Cargo, Inc. in September 1995 (See Note 9) and $150,000 from the Company's acquisition of Floracool, Inc. in January 1996. (See Note 9). Accumulated amortization was $460,000 and $337,000 at June 30, 1997 and 1996, respectively.

In 1991, four executive officers of the Company each agreed to purchase 151,250 shares, an aggregate of 605,000 shares of the Company's stock from a company owned by the Chairman and Chief Executive Officer at $1.98 per share pursuant to a Stock Purchase Agreement ("Agreement"). The officers each paid $30,000 in cash, or $120,000 in the aggregate. The remaining purchase price of $1,080,000 was paid over a five year period ending in 1996. As part of the Agreement to purchase the stock, the Company agreed to loan the executives the $1,080,000. Beginning in 1994, one fifth of the amount loaned is being forgiven each year over a five year period ending in 1998 provided each of the officers remains in the employ of the Company.

In 1994, a fifth executive officer of the Company purchased 151,250 shares of the Company's stock from a company owned by the Chairman and Chief Executive Officer at $1.98 per share pursuant to a Stock Purchase Agreement similar to the agreements above. The officer paid $30,000 in cash with the remaining purchase price of $270,000 to be paid over a five year period ending in 1998. The Company agreed to loan the executive the $270,000 in quarterly installments. Beginning in 1996, one fifth of the amount to be loaned, or $54,000, will be forgiven each year over a five year period ending in 2000 provided the officer remains in the employ of the Company.

The amounts subject to forgiveness of $1,080,000 and $270,000 are being treated as additional compensation expense over the seven year period from the date of the agreements through 1998 and 2000, respectively. The loans to officers are increased by actual amounts advanced by the Company and are decreased annually, by one-seventh of the amount to be forgiven, or approximately $140,000 in 1995, $154,000 in fiscal 1996 and $154,000 in fiscal 1997. In July 1995, one of the executive officers resigned resulting in the elimination of any future forgiveness with respect to that officer's loan. In August 1995, the Company repurchased this officer's stock for $453,000, less the balance outstanding on the loan.

Note 5 - Accrued expenses and other current liabilities:

        Accrued expenses and other current liabilities consist of the following:

                                                        June 30,
                                                ----------------------
                                                1997              1996
                                                ----              ----
        Salaries and wages.................. $1,877,000        $1,633,000
        Other...............................  2,598,000         2,161,000
                                             ----------        ----------
                                             $4,475,000        $3,794,000
                                             ==========        ==========

Note 6 - Income Taxes:

        The Provision for taxes on income consists of the following:

                                                Year ended June 30,
                                          ------------------------------
                                          1997         1996         1995
                                          ----         ----         ----
        Federal, current.............. $2,908,000   $2,160,000   $2,565,000
        State, current................    549,000      678,000      650,000
                                       ----------   ----------   ----------
                                        3,457,000    2,838,000    3,215,000
        Deferred, primarily federal...   (588,000)     248,000     (210,000)
                                       ----------   ----------   ----------
          Net provision                $2,869,000   $3,086,000   $3,005,000
                                       ==========   ==========   ==========

Deferred income taxes arise from the recognition of certain items of revenue and expense for tax purposes in years different form those in which they are recognized in the financial statements.

Major components of deferred income tax (assets) and liabilities were as follows:

                                                          June 30,
                                               ------------------------------
                                               1997         1996         1995
                                               ----         ----         ----
Depreciation/amortization.................   (118,000)     120,000      150,000
Deferred and prepaid expenses.............    375,000      578,000      275,000
State income taxes........................   (187,000)    (230,000)    (209,000)
Allowance for doubtful accounts...........   (771,000)    (324,000)    (244,000)
Other.....................................    369,000      112,000       36,000
                                            ---------    ---------    ---------
                                            $(332,000)   $ 256,000    $   8,000
                                            =========    =========    =========

The reconciliation of the federal statutory rate to the Company's effective tax rate on income is summarized as follows:

                                                  Year ended June 30,
                                              --------------------------
                                              1997       1996       1995
                                              ----       ----       ----
        Computed "expected" tax rate........  34.0%      34.0%      34.0%
        State income taxes, net of
          federal income tax benefit........   5.6%       5.7        6.0
        Other...............................    -          -         1.1
                                              ----       ----       ----
        Effective rate......................  39.6%      39.7%      41.1%
                                              ====       ====       ====

Note 7 - Long-Term and Subordinated Debt:
-----------------------------------------

Long-term debt consists of the following:

                                                                             June 30,
                                                                      1997              1996
                                                                  -----------        ----------
Notes payable to bank                                             $ 7,733,000        $3,390,000

Installment notes, payable to financial institutions
  in monthly installments aggregating approximately
  $69,000 at June 30, 1997 including interest from
  7.23% to 8.63%, collateralized by certain assets
  of the Company and maturing from 1997 through 2002.               2,238,000         1,791,000

Convertible subordinated debentures to seller of
  Excel Cargo in monthly installments of $13,810
  including interest at 8.5%, collateralized by
  property acquired, maturing in September 2003.                      810,000         1,895,000

Note payable to seller of assets and leaseholds of
  certain FBOs in quarterly installments of $198,480
  including interest at prime collateralized by
  property acquired which is principally leaseholds,
  due in July 2004.                                                 4,191,000

Mortgage payable to financial institution in monthly
  principal installments of $9,750 plus interest at 7.5%
  per annum, collateralized by land and building, maturing
  in April 2004.                                                      800,000           917,000

Mortgage payable to financial institution in monthly
  installments of $4,447 including interest at 9% per annum,
  collateralized by land and building, maturing in May 2010.          404,000           420,000

Note payable to seller of assets and leasehold at FBO in
  Bakersfield California in monthly installments of approximately
  $13,000 including interest at prime (8.50% at June 30, 1997), collateralized by property acquired, which is principally a
  leasehold, due in December 2004.                                    869,000           956,000

Other                                                                  28,000            79,000
                                                                  -----------        ----------
                                                                  $17,073,000        $9,448,000
Less current portion                                                1,878,000         2,555,000
                                                                  -----------        ----------
                                                                  $15,195,000        $6,893,000
                                                                  ===========        ==========

Notes Payable to banks at June 30, 1997 consists principally of a term loan in the amount of $2,333,000, which is payable in monthly payments of approximately $29,000 plus interest at LIBOR + 1.75% and is scheduled to mature in October 2001. At June 30, 1997 the Company also has a revolving credit line that matures in October 1999, bears interest at prime or LIBOR + 1.5% and permits borrowing of up to $25,000,000. At June 30, 1997, there was $1,000,000 in outstanding borrowings under the revolving credit line. Also outstanding at June 30, 1997 is a term loan in the amount of $4,400,000, payable interest only for eighteen months at LIBOR plus 2%, principal payable on a level 84 month amortization with a balloon payment due October 2001.

Certain debt agreements contain provisions that require: the maintenance of certain financial ratios, minimum tangible net worth (as defined) and minimum profitability levels and limit payments of dividends on common stock to $400,000 annually and limit annual capital expenditures.

Long-term debt payable subsequent to June 30, 1997 is as follows:

                                    1998             $ 1,878,000
                                    1999               2,084,000
                                    2000               2,252,000
                                    2001               3,289,000
                                    2002               4,990,000
                              Thereafter               2,580,000
                                                     -----------
                                                     $17,073,000
                                                     ===========


On January 31, 1996, pursuant to a public offering, the Company issued $28,115,000 principal amount of 7 3/4% convertible subordinated debentures due February 1, 2006. The debentures are convertible into shares of the Company's common stock at a price of approximately $7.30 per share. Costs and fees, including underwriting discount and commissions, were $1,835,000 and are included in other assets (See Note 4). Capitalized loan fees are being amortized over the life of the debentures.

         Note 8 - Employee Stock Option Plans:

The Company has two stock option plans, the 1990 Long-Term Incentive Plan (" Incentive Plan") and the 1990 Directors Stock Option Plan (" Directors Plan"). The Company has reserved 284,000 shares related to the Incentive Plan and 348,000 shares related to the Directors Plan. The Company also grants options under special option grants made outside the plans and has reserved 204,000 shares related to these. Options granted pursuant to the plans and special grants are generally made at the fair market value of such shares on the date of grant and generally vest over twelve months. The contractual lifes of the options are generally ten years.

The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25. Had compensation cost for stock option grants been calculated using the fair value provisions of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have approximated the pro forma amounts indicated in the following table:

                                                      1997               1996
                                                      ----               ----
Net income - as reported                          $4,379,000          $4,680,000
Net income - pro forma                            $4,219,000          $4,433,000
Earnings per share - as reported                       $0.56               $0.60
Earnings per share - pro forma                         $0.54               $0.57
Fully diluted - as reported                            $0.49               $0.56
Fully diluted - pro forma                              $0.47               $0.53

The weighted average fair value of each option granted in 1997 and 1996 is estimated as $2.07 and $2.74 on the date of grant using Black - Scholes option pricing model with the following weighted average assumptions.

                                                       1997               1996
                                                       ----               ----
Expected life                                        5 years             5 years
historical)
Expected volatility                                    28%                  35%
Risk free interest rate                               6.07                 5.81
(Bond equivalent yield)
Dividend yields                                         -                    -

A summary of stock option activity is as follows:

[GRAPHIC OMITTED]

                                                      LONG-TERM                            DIRECTORS' STOCK
                               OPTION PRICES        INCENTIVE PLAN      OPTION PRICE          OPTION PLAN
                               -------------        --------------      ------------       ----------------
Outstanding June 30, 1994        1.70 -  2.95           193,662          1.50  -  2.95          132,087
Granted                                                                            5.6           50,000
Exercised                        1.70 -  1.80           (68,375)         1.50  -  2.40          (38,125)
                                                        -------                                 -------
                                 1.70 -  2.95           125,287          1.50  -  5.60          143,962
10% Stock dividend                                       14,100                                  15,813
                                                        -------                                 -------
Outstanding June 30, 1995       1.544 -  2.68           139,387          1.36  -  5.09          159,775
Granted                          6.09 - 7.182            95,000                  7.182           55,500
Cancelled                                2.68           (13,750)
Exercised                               1.544            (3,750)        1.544  -  5.09          (26,563)
                                                        -------                                 -------
                                1.544 -  7.98           216,887          1.36  -  7.98          188.712
10% Stock Dividend                                       23,260                                  20,288
Exercised                                                (6,500)                                 (7,375)
                                                        -------                                 -------
Outstanding June 30, 1996       1.403 -  7.182          233,647          1.403 - 7.182          201,625
Granted                          5.60 -   5.70           53,125                   5.70           75,625
Exercised                       1.491 -  1.754          (12,500)                 4,626           (5,000)
                                                        -------                                 -------
Outstanding June 30, 1997       1.403 -  7.182          274,272          1.403 - 7.182          272,250
                                                        =======                                 =======

A summary of information about stock options issued and outstanding pursuant to the Incentive Plan, Directors Plan and special option grants at June 30, 1997, is as follows:

                                    Options Outstanding                            Options Exercisable

Exercise              Shares               Weighted                Weighted           Shares                Weighted
Price Range           Outstanding          Average                 Average            Exercisable          Average
                      at 6/30/97           Contractual             Exercise           at 6/30/97            Exercise
                                           Remaining life          Price                                    Price


$1.236 - 2.436       389,897                    5                   1.627               389,897             $1.627
 3.669 - 5.700       193,750                  8.6                   4.960                90,750              4.150
 6.090 - 7.182       166,375                  8.4                   6.760               166,375              6.760
                     -------                  ---                   -----               -------             ------
                     750.022                  6.7                  $3.628               647,022             $3.300
                     -------                  ---                  -------              -------             ------

During fiscal 1996, the Company sold 137,500 shares of its common stock to two officers for $812,500. The officers each paid $40,000 in cash and issued promissory notes for the balance of the purchase price which totalled $732,500. In the fiscal year ended June 30, 1997, $70,000 of the principal was paid. The notes are payable over ten years and due in 2006.

 Note 9- Acquisitions:

In August 1996, the Company completed the acquisition of five FBO's from Raytheon Aircraft services and a sixth FBO on November 15, 1996. The purchase price for the assets was $9,000,000, which consisted of $4,350,000 in cash and a promissory note in the amount of $4,650,000. The purchase price of $9 million was allocated to Property, Equipment and Leaseholds. The promissory note bears interest at a bank's prime rate and is payable over eight years in equal quarterly installments of principal and interest. The location of the six FBO's are Ontario, California (Ontario International Airport); Atlanta, Georgia (Hartsfield International Airport); Atlanta, Georgia (Peachtree-Dekalb Airport); Corpus Christi, Texas (Corpus Christi International Airport; Dallas, Texas (Addison Airport) and Bedford, Massachusetts (Hanscom Field Airport).

On December 30, 1996, the Company acquired all the outstanding stock of Wofford Flying Services, an FBO located in Fresno, California for $2,800,000 in cash. The purchase price has been allocated to Property, Equipment and Leaseholds ($2,300,000) and a covenant not to compete ($500,000) which is included in Other Assets.

On September 30, 1995, the Company acquired the assets of Excel Cargo, Inc., a cargo handling company located in Montreal, Canada, for approximately $2,766,000. The purchase price consisted of an eight year 8.5% debenture in the amount of $2,016,000, payable in equal monthly installments over eight years, and $750,000 cash. In April 1997, the Company negotiated a reduction of $800,000 to the purchase price which resulted in a reduction to the balance of the debenture of $908,000 including accrued interest of $108,000. The adjustment was allocated as a reduction of $800,000 to property, equipment and leaseholds and a reduction of interest expense of $108,000.

In addition, the Company paid off outstanding bank notes totaling $573,000 at the closing. The purchase price has been allocated to assets and liabilities as follows:

            Accounts receivable                                           $   346,000
            Property, equipment and leasehold                               1,911,000
            Goodwill                                                          750,000
            Notes payable                                                    (573,000)
            Accounts payable and other current liabilities                   (468,000)
                                                                          -----------
            Purchase price                                                $ 1,966,000
                                                                          ===========

In February 1996, the Company acquired all of the issued and outstanding stock of Floracool, Inc., a cargo handling company in Florida, for $250,000 cash, which included goodwill of $150,000.

         Note 10- Commitments and Contingencies:

Leases

The Company is obligated under noncancellable operating leases. Certain leases include renewal clauses and require payment of real estate taxes, insurance and other operating costs. Total rental expense on all such leases for the fiscal years 1997, 1996 and 1995 was $5,721,000, $3,477,000 and $2,502,000 ,
respectively, net of sublease income of approximately $230,000 annually. The minimum annual rentals on all noncancellable operating leases having a term of more than one year at June 30, 1997 are as follows:


                                   1998             $ 4,256,000
                                   1999               4,374,000
                                   2000               3,598,000
                                   2001               3,020,000
                                   2002               2,331,000
                             Thereafter              19,500,000
                                                    -----------
         Total minimum payment required             $37,079,000
                                                    ===========

On June 18, 1996, the Company entered into a five year lease with the Los Angeles Department of Airports ("DOA") for a 174,000 square foot cargo warehouse. The Company is presently remodeling and reconstructing the cargo facility at an estimated cost of $8,000,000. During the first eighteen months of the lease, the Company will pay $50,000 annually in rent, following which rent will increase to $174,000 per month. Commencing with the nineteenth month, the DOA will reimburse the Company's construction costs up to $6,000,000 in the form of monthly rent credits at the rate of up to $120,000 per month. If the lease is not renewed after sixty months, the unreimbursed portion of the $6 million of construction costs will be paid by the DOA to the Company.

Litigation

The Company is also a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a significant effect of the financial statements.

Note 11 - Major Customers and Foreign Customers:

During fiscal 1997, one customer Western Pacific Airlines, Inc., accounted for 11% of Mercury's consolidated revenues and 15% of Mercury's fuel sales and service revenues. During fiscal 1997, El Al Israel Airlines, EVA Airways Corporation and Lan Chile Airlines accounted for approximately 10%, 18% and 10%, respectively, of cargo operations revenue. Government contract services consists entirely of revenues from agencies of the United states government. No other customers accounted for over 10% of Mercury's consolidated revenue or 10% of revenues for any of the four operating units.

The Company does business with a number of foreign airlines, principally in the sale of aviation fuels. For the most part, such sales are made within the United States and utilize the same assets and generally the same personnel as are utilized in the Company's domestic business. Revenues related to these foreign airlines amounted to approximately 32%, 37% and 39% of consolidated revenues for the years ended June 30, 1997, 1996 and 1995, respectively.

Note 12 - Earnings Per Share:

Primary earnings per common share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the period including stock options when dilutive.

Fully diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents. Common stock equivalents include stock options and shares resulting from the assumed conversion of subordinated debentures, when dilutive.


                                               Fiscal Year              Fiscal Year                      Fiscal Year
                                              June 30, 1997            June 30, 1996                    June 30, 1995

                                                                       Fully
                                  Fully Diluted        Primary        Diluted       Primary   Fully Diluted         Primary
Weighted average
number of common
shares outstanding
during the period                       7,526,000     7,526,000      7,455,000     7,455,000     7,453,000         7,453,000

Common Stock
equivalents resulting
from the assumed
exercise of stock
options                                   319,000       292,000        318,000       318,000       344,000           324,000

Common shares
resulting from the
assumed conversion of
debentures                              3,947,000         -         1,665,000          -            -                  -
                                        ---------    ----------     ----------     ---------   -----------         ---------

Weighted average
number of common and
common equivalent
shares outstanding
during the period                      11,792,000     7,818,000      9,438,000     7,773,000     7,797,000         7,777,000
                                       ==========    ==========     ==========    ==========    ==========        ==========
Net Income                             $4,379,000    $4,379,000     $4,680,000    $4,680,000    $4,307,000        $4,307,000

Interest Expense, net of
tax, on Convertible
Debenture                               1,348,000        -             581,000         -             -                 -
                                        ---------    ----------     ----------    ----------    ----------        ----------
Adjusted Income                        $5,727,000    $4,379,000     $5,261,000    $4,680,000    $4,307,000        $4,307,000
                                       ----------    ----------     ----------    ----------    ----------        ----------
Common and common                      11,792,000     7,818,000      9,438,000     7,773,000     7,797,000         7,777,000
share equivalents

  Earnings per share                         $.49          $.56           $.56          $.60          $.55              $.55
                                             ====          ====           ====          ====          ====              ====

Note 13 - Subsequent Event:

         On July 28, 1997 the Company completed the acquisition of certain assets of an FBO located in Nashville, Tennessee. The purchase price for the assets was $4,250,000 cash.

Mote 14 - Quarterly Financial Data (Unaudited)

                                                                                Earnings Per Share
                                                                                -------------------
                                 Sales and                                                   Fully
                                 Revenues       Gross Margin    Net Income      Primary     Diluted
                                -----------     ------------    ----------      -------     -------
Fiscal Year June 30, 1997
  First Quarter                 $69,383,000      $5,572,000     $1,412,000        $0.18      $0.15
  Second Quarter                 73,925,000       5,920.000      1,315,000         0.17       0.14
  Third Quarter                  72,457,000       5,667,000      1,134,000         0.15       0.13
  Fourth Quarter                 63,615,000       5,911,000        518,000         0.07       0.07

Fiscal Year June 30, 1996
  First Quarter                  $51,880,000      $4,597,000     $1,232,000        $0.16      $0.16
  Second Quarter                  55,396,000       4,861,000      1,386,000         0.18       0.18
  Third Quarter                   57,255,000       4,263,000        877,000         0.11       0.11
  Fourth Quarter                  60,843,000       4,693,000      1,185,000         0.15       0.13


Note 15 - Restricted Cash:

         Restricted cash of $7,000,000 consists of certificates of deposit which have been pledged to secure bank loans to two of the Company's customers. The Company has guaranteed and pledged $6,000,000 of certificates of deposit to secure bank loans to Western Pacific, Inc. ("WPAI"). The Company receives interest monthly at the rate of 9% per annum. WPAI is required to pay $1 million per month in principal commencing September 1997. The first installment of $1 million was paid on September 5, 1997. In connection with this transaction, the Company received warrants to purchase 200,000 shares of WPAI'S common stock at an exercise price of $6.875 per share, which was issued at the fair value on the date of grant. WPAI is a start up airline that has incurred significant operating losses, and consequently has been, and may continue to be, dependent on raising equity capital to continue in business. The Company has also guaranteed and pledged $1,000,000 in certificates of deposits to secure a bank loan to Aero Peru. Interest is received quarterly at the rate of 7% per annum. The principal of $1 million is due in November 1997.

[GRAPHIC OMITTED]

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                SCHEDULE 11 -- VALUATION AND QUALIFYING ACCOUNTS
                        THREE YEARS ENDED JUNE 30, 1997

                                                                         Additions
                                                                         ---------
                                                                            2
                                                            1           Charged to
                                        Balance at      Charged to        other                          Balance
                                        beginning       costs and       accounts -                       at end
                                        of period       expenses        describe        Deductions      of period
                                        ---------       ----------      ----------      ----------      ----------

                           1997
Allowance for doubtful accounts         $809,000        $1,610,000                      $(744,000)(a)   $1,875,000
                                        ========        ==========      ==========      =========       ==========
                           1996
Allowance for doubtful accounts         $610,000        $  945,000                      $(746,000)(a)   $  809,000
                                        ========        ==========      ==========      =========       ==========
                           1995
Allowance for doubtful accounts         $508,000        $  905,000                      $(803,000)(a)   $  610,000
                                        ========        ==========      ==========      =========       ==========

-----------
(a) Accounts receivable write-off