Form 10-Q
period 1997-09-30
MERCURY AIR GROUP INC
filed 1997-11-12
CIK 52532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1997.


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

                                    YES X     No
                                       ---    ---

        Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                             Number of Shares Outstanding
                       Title                    As of November 1, 1997
                       -----                    ----------------------
         Common Stock, $.01 Par Value                  7,130,351

                         PART I - FINANCIAL INFORMATION

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                           ASSETS                                                 SEPTEMBER 30,            JUNE 30,
                                                                                      1997                   1997
                                                                                  ------------           ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                       $  2,813,000           $  2,889,000
  Cash- restricted (Note 3)                                                          1,000,000              7,000,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $2,342,000 at 9/30/97 and $1,875,000 at 6/30/97 (Note 3)            41,717,000             43,924,000
  Notes receivable - current portion                                                 1,839,000              1,939,000
  Inventories, principally aviation fuel                                             2,939,000              1,948,000
  Prepaid expenses and other current assets                                          4,251,000              2,705,000
                                                                                  ------------           ------------
    Total current assets                                                            54,559,000             60,405,000

PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated
 depreciation and amortization of $26,025,000 at 9/30/97 and
    $25,180,000 at 6/30/97  (Note 4)                                                29,403,000             24,834,000
NOTES RECEIVABLE, net of current portion                                               535,000                956,000
OTHER ASSETS                                                                         5,992,000              6,110,000
DEFERRED INCOME TAXES                                                                  332,000                332,000
                                                                                  ------------           ------------
                                                                                  $ 90,821,000           $ 92,637,000
                                                                                  ============           ============
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                $ 17,400,000           $ 16,937,000
  Accrued expenses and other current liabilities                                     2,701,000              4,475,000
  Current portion of long-term debt                                                  2,485,000              1,878,000
                                                                                  ------------           ------------
    Total current liabilities                                                       22,586,000             23,290,000

LONG-TERM DEBT (Note 4)                                                             17,439,000             15,195,000
CONVERTIBLE SUBORDINATED DEBENTURES                                                 28,115,000             28,115,000


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 6):
     Preferred Stock - $.01 par value;  authorized 3,000,000 shares;
       no shares outstanding
    Common Stock - $ .01 par value; authorized 18,000,000 shares;
      outstanding 7,370,551 shares 9/30/97;
      outstanding 7,524,651 shares 6/30/97                                              73,000                 75,000
    Additional paid-in capital                                                      20,369,000             20,796,000
    Retained Earnings                                                                2,981,000              5,907,000
    Notes receivable from sale of stock-officers                                      (662,000)              (662,000)
    Cumulative translation adjustment                                                  (80,000)               (79,000)
                                                                                  ------------           ------------
        Total stockholders' equity                                                  22,681,000             26,037,000
                                                                                  ------------           ------------
                                                                                  $ 90,821,000           $ 92,637,000
                                                                                  ============           ============


          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                   THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                              -------------------------------
                                                                   1997             1996
                                                              -------------------------------
Sales and Revenues:
  Sales                                                       $ 54,428,000       $ 56,851,000
  Service revenues                                              14,737,000         12,532,000
                                                              ------------       ------------
                                                                69,165,000         69,383,000
Costs and Expenses:
  Cost of sales                                                 48,420,000         52,657,000
  Operating expenses                                            13,721,000         11,154,000
                                                              ------------       ------------
                                                                62,141,000         63,811,000
                                                              ------------       ------------

Gross Margin (Excluding depreciation and amortization)           7,024,000          5,572,000
                                                              ------------       ------------

Expenses (Income):
  Selling, general and administrative                            1,386,000          1,474,000
  Provision for bad debts                                          453,000            272,000
  Depreciation and amortization                                  1,166,000            809,000
  Interest expense                                                 856,000            797,000
  Interest income                                                 (228,000)          (132,000)

  Loss resulting from bankruptcy of customer (Note 3)            7,050,000
                                                              ------------       ------------
                                                                10,683,000          3,220,000
                                                              ------------       ------------

(Loss) Income Before (Credit) Provision for Income Taxes        (3,659,000)         2,352,000
(Credit) Provision for Income Taxes                             (1,464,000)           940,000
                                                              ------------       ------------

Net (Loss) Income                                             ($ 2,195,000)      $  1,412,000
                                                              ============       ============

Net (Loss) Income Per Share (Note 5):
  Primary                                                           ($0.29)             $0.18
                                                              ============       ============

  Fully Diluted                                                     ($0.29)             $0.15
                                                              ============       ============


          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                                                  1997               1996
                                                                            --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                            ($2,195,000)       $1,412,000
  Adjustments to derive cash flow from
   Operating activities:
      Bad debt expense                                                           7,253,000           272,000
      Depreciation and amortization                                              1,166,000           809,000
      Amortization of officers' loans                                               39,000            39,000
  Changes in operating assets and liabilities:
      Trade and other accounts receivable                                          (46,000)       (9,846,000)
      Inventories                                                                 (991,000)          (34,000)
      Prepaid expenses and other current assets                                 (1,546,000)          250,000
      Accounts payable                                                             463,000         6,212,000
      Income taxes payable                                                                           755,000
      Accrued expenses and other current liabilities                            (1,774,000)       (1,330,000)
                                                                                ----------        ----------
          Net cash provided by (used in) operating activities                    2,369,000        (1,461,000)
                                                                                ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Restricted cash-pledged certificates of deposit                                1,000,000
  Decrease in notes receivable                                                     521,000           179,000
  Addition to other assets                                                         (37,000)         (760,000)
  Acquisition of business, net of cash acquired                                                   (4,350,000)
  Additions to property, equipment and leaseholds                               (1,370,000)         (699,000)
                                                                                ----------        ----------
          Net cash provided by (used in) investing activities                      114,000        (5,630,000)
                                                                                ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long -term debt                                                                      897,000
  Reduction of long-term debt                                                   (1,399,000)         (633,000)
  Payment of dividend on common stock                                              (94,000)          (76,000)
  Repurchase and retire common stock                                            (1,066,000)         (228,000)
  Proceeds from issuance of common stock                                                               4,000
                                                                                ----------        ----------
          Net cash used in financing activities                                 (2,559,000)          (36,000)
                                                                                ----------        ----------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                                 (76,000)       (7,127,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   2,889,000        11,820,000
                                                                                ----------        ----------

CASH AND CASH EQUIVALENTS,  END OF PERIOD                                       $2,813,000        $4,693,000
                                                                                ==========        ==========

CASH PAID DURING THE PERIOD:
  Interest                                                                      $1,400,000        $1,311,000
  Income taxes                                                                    $129,000          $185,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of Notes Payable for the acquisition of assets  (Note 4)           $4,250,000        $3,900,000


          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997

                                   (Unaudited)



Note 1 - Basis of Presentation:

               The accompanying unaudited financial statements reflect all adjustments (consisting of normal, recurring accruals only) which are necessary to fairly present the results for the interim periods. Such financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and the notes thereto. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of results for the full year.


Note 2 - Income Taxes:

               Income taxes have been computed based on the estimated annual effective income tax rate for the respective years.


Note 3 -Restricted Cash:

               Western Pacific Airlines, Inc. (WPAI) made a scheduled $1,000,000 payment in September 1997. On October 5, 1997, WPAI filed bankruptcy under Chapter 11 and, as a result, the Company has written off $5,000,000 of certificates of deposit which were pledged to guarantee a bank loan to WPAI. In addition, the Company has written off $2,050,000 of accounts receivable due from WPAI.


Note 4 - Long-Term Debt:

               On July 29, 1997, the Company completed the acquisition of certain assets of an FBO located in Nashville, Tennessee. The purchase price for the assets was $4,250,000 paid in cash and has been allocated to Property, Equipment and Leaseholds. Subsequent to the acquisition, the Company borrowed $4,250,000 under its Senior Credit facility. This term loan requires monthly principal payments of $47,000 plus interest at LIBOR plus 1.75% and is due in October 2001.

Note 5- Earnings Per Share:

               Primary ( loss ) income per common share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the period including stock options when dilutive.

Fully diluted ( loss ) income per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents. Common stock equivalents include stock options and shares resulting from the assumed conversion of subordinated debentures, when dilutive.

                                                   Three Months Ended                       Three Months Ended
                                                   September 30, 1997                       September 30, 1996
                                            Fully diluted           Primary           Fully diluted           Primary
                                            -------------           -------           -------------           -------
Weighted average number of
common shares outstanding during
the period                                     7,502,000            7,502,000            7,560,000           7,560,000
Common Stock equivalents resulting
from the assumed exercise of stock
options                                               --                   --              289,000             289,000
Common shares resulting from the
assumed conversion of debentures                      --                   --            4,019,000                  --
                                             -----------          -----------          -----------         -----------
Weighted average number of
common and common equivalent
shares outstanding during the period           7,502,000            7,502,000           11,868,000           7,849,000
                                             ===========          ===========          ===========         ===========
Net (Loss) Income                            $(2,195,000)         $(2,195,000)         $ 1,412,000         $ 1,412,000
Interest expense, net of tax, on
Convertible Debenture                                 --                   --              345,000                  --
                                             -----------          -----------          -----------         -----------
Adjusted (Loss) Income                       $(2,195,000)         $(2,195,000)         $ 1,757,000         $ 1,412.000
                                             -----------          -----------          -----------         -----------
Common and common share
equivalents                                    7,502,000            7,502,000           11,868,000           7,849,000
( Loss ) Earnings per share                        ($.29)               ($.29)                $.15                $.18
                                             ===========          ===========          ===========         ===========

Note 6- Stockholdings' Equity:

               During the period ended September 30, 1997, the Company repurchased 154,100 shares of its common stock at a cost of approximately $1,066,000 which was charged to: Common Stock $2,000; Additional paid in capital $427,000; and Retained Earnings $637,000.

Item 7.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS.

Results of operations-comparison of the Three Months ended September 30, 1997 and September 30, 1996.

The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company's four operating units, as well as selected other financial statement data.

                                                          Three Months Ended September 30,
                                                          --------------------------------
                                                                  ( $ In millions)
                                                         1997                         1996
                                                         ----                         ----
                                                Amount        % of Total      Amount       % of Total
                                                ------         Revenues       ------        Revenues
                                                               --------                     --------
Revenues:
Fuel Sales and Service                           $48.3           69.9%         $54.3          78.3%
FBOs                                              11.2           16.2%           6.6           9.4%
Cargo Operations                                   4.8            6.9%           4.9           7.1%
Government Contract Services                       4.8            7.0%           3.6           5.2%
                                                   ---            ----           ---           ----
Total Revenue                                    $69.2          100.0%         $69.4         100.0%
                                                 =====          ======         =====         ======

                                                Amount        % of Unit       Amount       % of Unit
                                                ------         Revenues       ------        Revenues
                                                               --------                     --------
Gross Margin (1):
Fuel Sales and Services                           $2.3            4.8%          $2.3           4.3%
FBOs                                               2.2           19.7%           1.0          15.6%
Cargo Operations                                   1.4           28.9%           1.5          30.4%
Government Contract Services                       1.1           23.0%           0.8          20.2%
                                                   ---           -----           ---          -----
Total Gross Margin                                $7.0           10.2%         $ 5.6           8.0%
                                                  ====           =====         =====           ====

                                                Amount        % of Total      Amount       % of Total
                                                ------         Revenues       ------        Revenues
                                                               --------                     --------
Selling general and administrative                $1.4            2.0%          $1.5           2.1%
Provision for bad debts                            0.4            0.7%           0.3           0.4%
Depreciation and amortization                      1.2            1.7%           0.8           1.2%
Loss resulting from bankruptcy of
customer                                           7.1           10.2%
Interest expense and other                         0.6            0.9%           0.7           0.9%
                                                 -----           -----          ----           ----
( Loss ) Income before Income taxes               (3.7)          (5.3)%          2.4           3.4%
(Credit) Provision for Income Taxes               (1.5)          (2.1)%          1.0           1.4%
                                                 -----           -----          ----           ----
Net (Loss) Income                                $(2.2)          (3.2)%         $1.4           2.0%
                                                 =====           =====          ====           ====


(1) Gross margin as used here and throughout Management's Discussion excludes depreciation and amortization and selling, general and administrative expense.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SEPTEMBER 30, 1996.

Revenue fell by less than 1% to $69.2 million in the current period from $69.4 million a year ago. Gross margin increased 26.1% to $7.0 million in the current period from $5.6 million a year ago.

Revenues from fuel sales and services represented 69.9% of total revenues in the current period compared to 78.3% of total revenues a year ago. Revenues from fuel sales and services fell 11.0% to $48.3 million from $54.3 million last year. The decline in revenues from fuel sales and services was due primarily to a decrease in the price of fuel . Gross margin from fuel sales and service was $2.3 million in both periods. Revenues and operating income from fuel sales and services included the activities of Mercury's contract fueling business, as well as activities from a number of other commercial services including the provision of certain refueling services, non-aviation fuel brokerage and other services managed at LAX as part of Mercury's fuel sales services operations.

Revenues from FBOs increased by 70.5% in the current period to $11.2 million from $6.6 million a year ago due to the addition of new locations in fiscal 1997. Gross margin increased 115.8% in the current period to $2.2 million from $1.0 million last year. The increase was attributable primarily to higher revenues due for the most part to the addition of new locations and higher per gallon fuel margins.

Revenues from cargo operations in the current period decreased 2.2% to $4.8 million from $4.9 million a year ago. This decrease was due in part to a decline in revenues from Floracool and due in part to the closing of the San Francisco warehouse facility during fiscal 1997. A portion of Floracool's revenue decline was due to the loss of a significant customer effective April 1, 1997. Gross margin from cargo operations in the current period decreased 7.0% to $1.4 million from $1.5 million in the year ago period primarily due to lower activities.

Revenues from government contract services increased 35.2% in the current period to $4.8 million from $3.6 million in the year ago period. The increase in revenues from government contract services was due primarily to the addition of a contract to service fourteen locations in Central and South America effective June 1997 and to the addition of Monterey in fiscal 1997 which contract was then terminated during the September 1997 quarter. Gross margin from government contract services in the current period increased 54.1% to $1.1 million from $0.8 million last year due to higher revenues and improved margins.

Selling, general and administrative expenses in the current period decreased 6.0% to $1.386 million from $1.474 million in last year's period due primary to lower professional fees and lower compensation expense.

Provision for bad debts increased by 66.5% in the current period to $.453 million from $.272 million a year ago reflecting a higher reserve rate based on recent experience.

Depreciation and amortization expense increased 44.1% in the current period to $1.166 million from $.809 million a year ago primarily due to acquisitions of FBO locations during the past twelve months .

Interest expense increased by 7.4% in the current period to $.856 million from $.797 million a year ago due to higher average outstanding bank borrowings. Interest income increased 72.7% in the current period to $.228 million from $.132 million in the year ago period due primarily to restricted cash balances invested in certificates of deposit in the current period.

Loss resulting from the bankruptcy of a customer was $7,050,000 in the current period and was related to the bankruptcy filing by Western Pacific Airlines, Inc. (WPAI) on October 5, 1997. The charge includes a $5 million reduction in restricted cash and approximately $2,050,000 accounts receivable write off. The restricted cash consisted of pledged certificates of deposit which guaranteed bank loans to WPAI.

Income tax credit approximated 40.0% of pre-tax loss in the current period and income tax expense approximated 40% of pretax income a year ago, reflecting the expected effective annual tax rate.

LIQUIDITY AND CAPITAL RESOURCES:

Mercury has historically financed its operations primarily through operating cash flow and bank debt. Additionally in February 1996, the Company issued $28 million of convertible subordinated debentures. Mercury's cash balance at September 30, 1997 totaled $2,813,000.

Net cash provided by operating activities totaled $2,369,000 during the period ended September 30, 1997. During this period, the primary sources of net cash provided by operating activities was the non-cash charge for bad debt expense of $7,253,000 and depreciation and amortization of $1,166,000. The non-cash charge for bad debt expense of $7,253,000 included a $5,000,000 reduction in restricted cash, a write off of $1,800,000 in accounts receivable and $453,000 increase in allowance for doubtful accounts. The primary uses of cash for operating activities in this period was a net loss of $2,195,000, a decrease in accrued expenses and other current liabilities of $1,774,000, an increase in prepaid expenses and other current assets of $1,546,000 and an increase in inventories of $991,000.

Net cash provided by investing activities totaled $114,000 during the current period. The primary source of cash from investing activities included a reduction of $1,000,000 in restricted cash and a decrease in notes receivable of $521,000.The primary use of cash from investing activities included additions to property, equipment and leaseholds of $1,370,000.

Net cash used in financing activities totaled $2,559,000 during the current period. The primary use of cash from financing activities from July 1997 through September 1997 was the reduction in long-term debt of $1,399,000 and repurchases of 154,100 shares of common stock totaling $1,066,000 or $6.92 per share.

Subsequent to September 30, 1997, the Company repurchased 240,200 shares of its common stock at a total cost of approximately $1,416,000 or $5.90 per share. Management is currently authorized by Mercury's board of directors and under Mercury's loan agreements to repurchase up to an additional approximately $518,000 in Common Stock.

The Company's Senior unsecured bank credit facility consists of a $25,000,000 Revolver and various term facilities. At September 30, 1997, there was no outstanding balance under the Revolver and the balance of the term loans totalled $10,850,000. Under the debt covenants with its senior bank group, the Company is required to be profitable on a quarterly basis which covenant the banks waived for the quarter ended September 30, 1997.

Absent a major prolonged surge in oil prices or a capital intensive acquisition, the Company believes its operating cash flow, revolver, vendor credit and cash balance will provide it with sufficient liquidity during the next twelve month. In the event that fuel prices increase significantly for an extended period of time, the Company's liquidity could be adversely affected unless the Company is able to increase vendor credit or increase lending limits under its revolving credit facility. The company believes, however its revolver and vendor credit should provide it with sufficient liquidity in the event of a major temporary surge in oil prices.

The Company has the following significant contracts or commitments for the purchase of equipment or installation of facilities. The Company is party to a lease and various contracts pursuant to which it will remodel and reconstruct a 174,000 square foot cargo warehouse at a cost of approximately $8,500,000. To date, the Company has spent approximately $2.2 million on this project. The Company has also entered into a new lease with respect to the Burbank, California FBO. Pursuant to the terms of the lease, the Company will construct new hangar and terminal space and refurbish some of its existing space at a cost of approximately $5.0 million. Upon completion of the construction, the Company's lease will be extended through April 2025. Under the terms of its lease for an FBO presently under construction in Charleston, South Carolina, the Company will fund a portion of the construction cost, currently estimated at $800,000. The Company will fund these projects, at least on an interim basis, from its existing lines of credit.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

            None

Item 2.  Change in Securities

            None

Item 3.  Default Upon Senior Securities

            None

Item 4.  Submission of Matters to a Vote of Security Holders

            None

Item 5.  Other Information

            None

Item 6.  Exhibits and Reports on Form 8-K

            None

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                    Mercury Air Group, Inc.
                                    Registrant



                                    /s/ SEYMOUR KAHN
                                    ----------------------------------
                                    Seymour Kahn
                                    Chairman and Chief
                                    Executive Officer




                                    /s/ RANDY AJER
                                    ----------------------------------
                                    Randy Ajer
                                    Secretary/Treasurer
                                    Chief Accounting Officer



Date: November 7, 1997