Form 10-Q
period 1997-12-31
MERCURY AIR GROUP INC
filed 1998-02-10
CIK 52532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1997.


[ ]   Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Transition period from       to

      Commission File No. 1-7134
                         --------------


                             MERCURY AIR GROUP, INC.

             (Exact name of registrant as specified in its charter)


                   New York                              11-1800515
        -------------------------------               ----------------
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)             Identification Number)


       5456 McConnell Avenue, Los Angeles, CA                 90066
     ----------------------------------------               ----------
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

                                    YES  X   No
                                       -----   -----

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                  Number of Shares Outstanding
                 Title                               As of January 27, 1998
                 -----                               ----------------------
      Common Stock, $.01 Par Value                          7,066,951

                         PART I - FINANCIAL INFORMATION

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                               ASSETS                                                 DECEMBER 31,         JUNE 30,
                                                                                          1997              1997
                                                                                    ------------        ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                         $  7,394,000        $  2,889,000
  Cash- restricted (Note 3)                                                                                7,000,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $2,772,000 at 12/31/97 and $1,875,000 at 6/30/97                      40,860,000          43,924,000
  Notes receivable - current portion (Note 3)                                          2,839,000           1,939,000
  Inventories , principally aviation fuel                                              2,106,000           1,948,000
  Prepaid expenses and other current assets                                            3,406,000           2,705,000
                                                                                    ------------        ------------
    Total current assets                                                              56,605,000          60,405,000

PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated
 depreciation and amortization of $26,952,000 at 12/31/97 and
    $25,180,000 at 6/30/97                                                            30,046,000          24,834,000
NOTES RECEIVABLE, net of current portion                                                  91,000             956,000
OTHER ASSETS (Note 7)                                                                  9,065,000           6,110,000
DEFERRED INCOME TAXES                                                                    332,000             332,000
                                                                                    ------------        ------------
                                                                                    $ 96,139,000        $ 92,637,000
                                                                                    ============        ============
               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                  $ 19,741,000        $ 16,937,000
  Accrued expenses and other current liabilities                                       5,012,000           4,475,000
  Current portion of long-term debt                                                    2,672,000           1,878,000
                                                                                    ------------        ------------
    Total current liabilities                                                         27,425,000          23,290,000

LONG-TERM DEBT                                                                        17,450,000          15,195,000
CONVERTIBLE SUBORDINATED DEBENTURES                                                   28,115,000          28,115,000


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 6):
     Preferred Stock - $.01 par value;  authorized 3,000,000 shares;
       no shares outstanding
    Common Stock - $ .01 par value; authorized 18,000,000 shares; outstanding
       7,105,351 shares 12/31/97;
      outstanding 7,524,651 shares 6/30/97                                                71,000              75,000
    Additional paid-in capital                                                        19,636,000          20,796,000
    Retained earnings                                                                  4,183,000           5,907,000
    Notes receivable from sale of stock-officers                                        (662,000)           (662,000)
    Cumulative translation adjustment                                                    (79,000)            (79,000)
                                                                                    ------------        ------------
        Total stockholders' equity                                                    23,149,000          26,037,000
                                                                                    ------------        ------------
                                                                                    $ 96,139,000        $ 92,637,000
                                                                                    ============        ============







          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)




                                                                      SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                                         DECEMBER 31,                      DECEMBER 31,
                                                               ----------------------------------------------------------------
                                                                   1997              1996             1997             1996
                                                               ----------------------------------------------------------------
Sales and Revenues:
  Sales                                                        $ 108,406,000    $ 117,233,000    $  53,978,000    $  60,382,000
  Service revenues                                                29,414,000       26,075,000       14,677,000       13,543,000
                                                               -----------------------------------------------    -------------
                                                                 137,820,000      143,308,000       68,655,000       73,925,000
                                                               -----------------------------------------------    -------------
Costs and Expenses:
  Cost of sales                                                   96,355,000      108,334,000       47,935,000       55,677,000
  Operating expenses                                              27,088,000       23,482,000       13,367,000       12,328,000
                                                               -----------------------------------------------    -------------
                                                                 123,443,000      131,816,000       61,302,000       68,005,000
                                                               -----------------------------------------------    -------------

      Gross Margin (Excluding depreciation and amortization)      14,377,000       11,492,000        7,353,000        5,920,000
                                                               -----------------------------------------------    -------------

Expenses (Income):
  Selling, general and administrative                              2,926,000        3,149,000        1,540,000        1,675,000
  Provision for bad debts                                            906,000          545,000          453,000          273,000
  Depreciation and amortization                                    2,390,000        1,789,000        1,224,000          980,000
  Interest expense                                                 1,754,000        1,681,000          898,000          884,000
  Interest income                                                   (368,000)        (217,000)        (140,000)         (85,000)
  Loss resulting from bankruptcy of customer  (Note 4)             7,050,000
                                                               -----------------------------------------------    -------------
                                                                  14,658,000        6,947,000        3,975,000        3,727,000
                                                               -----------------------------------------------    -------------

(Loss) Income Before (Credit) Provision for Income Taxes            (281,000)       4,545,000        3,378,000        2,193,000
(Credit) Provision for Income Taxes                                 (113,000)       1,818,000        1,351,000          878,000
                                                               -----------------------------------------------    -------------

Net (Loss) Income                                                   (168,000)       2,727,000        2,027,000        1,315,000
                                                               ===============================================    =============

Earnings (Loss) per share (Note 5):
  Basic                                                        $       (0.02)   $        0.36    $        0.28    $        0.18
                                                               ===============================================    =============


   Diluted                                                     $       (0.02)   $        0.29    $        0.21    $        0.14
                                                               ===============================================    =============










          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                        SIX MONTHS ENDED DECEMBER 31,
                                                                             1997            1996
                                                                        ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                     $   (168,000)   $  2,727,000
  Adjustments to derive cash flow from
   Operating activities:
      Bad debt expense                                                     7,748,000         545,000
      Depreciation and amortization                                        2,390,000       1,789,000
      Amortization of officers' loans                                         77,000          77,000
  Changes in operating assets and liabilities:
      Trade and other accounts receivable                                    316,000     (12,296,000)
      Inventories                                                           (158,000)        409,000
      Prepaid expenses and other current assets                             (701,000)       (379,000)
      Accounts payable                                                     2,804,000       7,304,000
      Income taxes payable                                                                  (198,000)
      Accrued expenses and other current liabilities                         537,000         570,000
                                                                        ----------------------------
          Net cash provided by  operating activities                      12,845,000         548,000
                                                                        ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash-restricted                                                          1,000,000
  Decrease in notes receivable                                               965,000         330,000
  Addition to other assets                                                (3,266,000)       (823,000)
  Acquisition of business, net of cash acquired                                           (7,150,000)
  Additions to property, equipment and leaseholds                         (3,118,000)     (1,975,000)
                                                                        ----------------------------
          Net cash used in investing activities                           (4,419,000)     (9,618,000)
                                                                        ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long -term debt                                              942,000       2,609,000
  Reduction of long-term debt                                             (2,143,000)     (1,325,000)
  Payment of dividend on common stock                                        (94,000)       (151,000)
  Repurchase and retire common stock                                      (2,626,000)       (357,000)
  Notes receivable-officers                                                                   70,000
  Proceeds from issuance of common stock                                                       4,000
                                                                        ----------------------------
          Net cash (used in) provided by financing activities             (3,921,000)        850,000
                                                                        ----------------------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                         4,505,000      (8,220,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             2,889,000      11,820,000
                                                                        ----------------------------

CASH AND CASH EQUIVALENTS,  END OF PERIOD                               $  7,394,000    $  3,600,000
                                                                        ============================

CASH PAID DURING THE PERIOD:
  Interest                                                              $  1,754,000    $  1,681,000
  Income taxes                                                          $    184,000    $  2,074,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of Notes Payable for the acquisition of assets             $  4,250,000    $  4,650,000

    Note receivable assigned to the Company in exchange for
    the Company's certificate of deposit which was used to
    guaranty a customer debt (Note 3)                                   $  1,000,000










          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1997

                                   (Unaudited)


Note 1 - Basis of Presentation:

         The accompanying unaudited financial statements reflect all adjustments (consisting of normal, recurring accruals only) which are necessary to fairly present the results for the interim periods. Such financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1997, Quarterly Report on Form 10-Q for the period ended September 30, 1997 and the notes thereto. The results of operations for the six months ended December 31, 1997 are not necessarily indicative of results for the full year.

Note 2 - Income Taxes:

         Income taxes have been computed based on the estimated annual effective income tax rate for the respective years.

Note 3 - Restricted Cash / Notes receivable:

         The remaining $ 1 million of restricted cash represented a certificate of deposit which served as collateral for a customer's (AeroPeru) bank loan. In November 1997, AeroPeru's bank used the certificate of deposit to repay the bank loan and the $1 million note was assigned to the Company. Subsequent to December 31, 1997, the Company received $500,000 of cash from AeroPeru and agreed to extend the remaining balance until February 28, 1998 with interest at 7% per annum.

Note 4 - Loss resulting from bankruptcy of customer:

         On October 5, 1997, Western Pacific Airlines, Inc. (WPAI) filed bankruptcy under Chapter 11 and, as a result, the Company has written off $5,000,000 of certificates of deposit which were pledged to guarantee a bank loan to WPAI. In addition, the Company has written off $2,050,000 of accounts receivable due from WPAI. Effective February 5, 1998 WPAI ceased operations.

Note 5- Earnings Per Share:

                  At December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with " complex capital structures," as defined. SFAS 128 was adopted by the Company at December 31, 1997. Earnings per share for the current and prior periods has been presented in conformity with the provisions of SFAS 128.

         Basic ( loss ) income per common share is computed by dividing net ( loss ) income by the weighted average number of common shares outstanding during the period.

Diluted ( loss ) income per share is computed by dividing net ( loss ) income by the weighted average number of common shares and common stock equivalents. Common stock equivalents include stock options and shares resulting from the assumed conversion of subordinated debentures, when dilutive.


                            Six Months Ended            Six Months Ended        Three  Months Ended        Three Months Ended
                           December 31, 1997            December 31, 1996        December 31, 1997         December 31, 1996
                          Diluted        Basic        Diluted        Basic      Diluted       Basic      Diluted        Basic
                        ===========   ===========   ===========  ===========  ===========  ===========  ===========  ===========
Weighted average
number of common
shares outstanding
during the period         7,332,000     7,332,000     7,536,000    7,536,000    7,159,000    7,159,000    7,513,000    7,513,000

Common Stock
equivalents resulting
from the assumed
exercise of stock
options                          --            --       299,000           --      286,000           --      299,000           --

Common shares
resulting from the
assumed conversion
of debentures
                                 --            --     4,019,000           --    3,941,000           --    4,019,000           --
                        ===========   ===========   ===========  ===========  ===========  ===========  ===========  ===========


Weighted average
number of common
and common
equivalent shares
outstanding during the
period                    7,332,000     7,332,000    11,854,000    7,536,000   11,386,000    7,159,000  11,831,000     7,513,000
                         ==========    ==========    ==========   ==========   ==========   ==========  ==========   ===========
Net (Loss) Income        $ (168,000)    $(168,000)   $2,727,000   $2,727,000   $2,027,000   $2,027,000  $1,315,000    $1,315,000

Interest expense, net
of tax, on Convertible
Debenture                        --           --        690,000           --      336,000           --     345,000            --


Adjusted (Loss)
Income                   $(168,000)    $(168,000)   $ 3,417,000   $2,727,000   $2,363,000   $2,027,000  $1,660,000   $ 1,315,000
                        ----------    ----------    -----------   ----------   ----------   ----------  ----------   -----------



Earnings (Loss) per
share                   $    (.02)   $     (.02)    $      .29   $      .36    $     .21   $      .28   $      .14   $      .18
                        =========    ===========    ==========   ==========    ==========  ==========   ==========   ==========


Note 6- Stockholdings' Equity:

                   During the six months ended December 31, 1997, the Company repurchased 419,300 shares of its common stock at a cost of approximately $2,626,000 or an average price per share of $6.26, which was charged to: Common Stock $4,000; Additional paid in capital $1,160,000; and Retained Earnings $1,462,000.

Note 7- Other Assets:

         At December 31, 1997, Other assets included $3,139,000 related to LAX warehouse construction costs which will be reimbursed to the Company in the form of rent credits over a five year period by the Airport Authority commencing in the month when the warehouse is operational but no later than June 1998. The Airport Authority will reimburse the Company for construction costs up to approximately $7.4 million.

Item 7.               MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 Results of Operations-Comparison of the Three Months Ended December 31, 1997
          and December 31, 1996 and comparison of the Six Months ended
                    December 31, 1997 and December 31, 1996:

The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company's four operating units, as well as selected other financial statement data.


                                       Six  Months Ended December 31,                      Three Months Ended December 31,


      ($ in millions)                1997                          1996                       1997                 1996

                            Amount       % of Total       Amount       % of Total     Amount     % of Total  Amount  % of Total
                                          Revenues                       Revenues                 Revenues            Revenues
 Revenues:

 Fuel Sales and  Services    $ 96.0           69.7 %       $110.4           77.0 %      $47.7         69.4 %    $56.0     75.8%

 FBOs                          22.7           16.4 %         15.9           11.1 %       11.5         16.7 %      9.4     12.7%

 Cargo Operations              10.8            7.9 %         10.2            7.1 %        6.0          8.8 %      5.3      7.1%

 Government Contract Service     8.3            6.0 %          6.8            4.7 %        3.5          5.1 %      3.2      4.3%
                             ------          -----         ------          -----        -----        -----      -----    -----
 Total Revenues              $137.8          100.0 %       $143.3          100.0 %      $68.7        100.0 %    $73.9    100.0%
                             ======          =====         ======          =====        =====        =====      =====    =====

                                          % of Unit                    % of Unit                  % of Unit           % of Unit
                            Amount        Revenues        Amount        Revenues       Amount      Revenues   Amount   Revenues
                           --------       --------       --------       --------     --------     --------   --------  --------
 Gross Margin (1):

 Fuel Sales and Services      $ 4.4            4.6 %        $ 4.3            3.9 %       $2.1          4.5 %     $2.0      3.6%

 FBOs                           4.4           19.3 %          2.6           16.2 %        2.2         18.9 %      1.6     16.6%

 Cargo Operations               3.5           31.9 %          3.0           29.5 %        2.1         34.2 %      1.5     28.6%

 Government Contract Service     2.1           25.3 %          1.6           23.1 %        1.0         28.6 %       .8     26.2%
                              -----           ----          -----           ----          ---         ----       ----      ---
       Total Gross Margin     $14.4           10.4 %        $11.5            8.0 %        7.4         10.7 %     $5.9      8.0%
                              =====           ====          =====           ====         ====         ====       ====     ====


                                          % of Total                    %of Total                % of Total           % of Total
                            Amount        Revenues        Amount        Revenues       Amount     Revenues   Amount    Revenues
                           --------       --------       --------       --------     --------     ---------  --------  --------
 Selling, General and
 Administrative                $2.9            2.1 %         $3.2            2.3 %       $1.5          2.2 % $    1.7      2.4%

 Provision for bad debts         .9             .7 %           .5             .4 %         .5           .7 %       .3       .4%

 Depreciation and
 amortization                   2.4            1.7 %          1.8            1.3 %        1.2          1.8 %      1.0      1.4%

 Loss resulting from
 bankruptcy of customer         7.1            5.1 %

 Interest expense and other     1.4            1.0 %          1.5            1.0 %         .8          1.1 %       .8      1.1%
                               ----            ---           ----            ---         ----          ---        ---      ---

 (Loss) Income before Income
 Taxes                          (.3)           (.2)%          4.5            3.3 %        3.4          4.9 %      2.2      3.2%

 (Credit) Provision for
 Income Taxes                   (.1)           (.1)%          1.8            1.3 %        1.4          2.0 %       .9      1.3%
                               ----            ---           ----            ---         ----          ---       ----      ---
 Net (Loss)Income              $(.2)           (.1)%         $2.7            2.0 %       $2.0          3.0 %     $1.3      1.9%
                               ====            ===           ====            ===         ====          ===       ====      ===


(1) Gross Margin as used here and throughout Management's Discussion excludes depreciation and amortization and selling, general and administrative expense.

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO DECEMBER 31, 1996.

Total revenue fell by 7.1% to $68.7 million in the current period from $73.9 million a year ago due to a decline in the price of fuel . Gross margin increased 24.2% to $7.4 million in the current period from $5.9 million a year ago principally due to the acquisition of additional FBO locations and improved cargo operations.

Revenues from fuel sales and services represented 69.4% of total revenues in the current period compared to 75.8% of total revenues a year ago. Revenues from fuel sales and services fell 15.0% to $47.7 million from $56.0 million last year. The decline in revenues from fuel sales and services was due primarily to a decrease in the price of fuel . Gross margin from fuel sales and service increased by 5.6% to $2.1 million in the current period from $2.0 million last year due to higher per gallon margins. Revenues and operating income from fuel sales and services include the activities of Mercury's contract fueling business, as well as activities from a number of other commercial services including the provision of certain refueling services, non-aviation fuel brokerage and other services managed at LAX as part of Mercury's fuel sales services operations.

Revenues from FBOs increased by 22.0% in the current period to $11.5 million from $9.4 million a year ago primarily due to the addition of three new locations since November 1996. Gross margin increased 38.9% in the current period to $2.2 million from $1.6 million last year. The increase was attributable primarily to higher revenues due for the most part to the addition of new locations and higher per gallon fuel margins.

Revenues from cargo operations in the current period increased 14.4% to $6.0 million from $5.3 million a year ago. This increase was due primarily to an increase in space brokerage and partially to an increase in handling. Gross margin from cargo operations in the current period increased 36.8% to $2.1 million from $1.5 million in the year ago period primarily due to higher revenues in the higher margin space brokerage activity and incremental business at existing handling locations.

Revenues from government contract services increased 9.1% in the current period to $3.5 million from $3.2 million in the year ago period. The increase in revenues from government contract services was due primarily to the addition of a contract to service fourteen locations in Central and South America effective June 1997. Gross margin from government contract services in the current period increased 18.6% to $1.0 million from $0.8 million last year due to higher revenues and higher margin Central and South American contracts.

Selling, general and administrative expenses in the current period decreased 8.1% to $1.54 million from $1.675 million in last year's period due primarily to lower professional fees and lower compensation expense.

Provision for bad debts increased by 65.9% in the current period to $453 thousand from $273 thousand a year ago reflecting a higher reserve rate based on recent experience.

Depreciation and amortization expense increased 24.9% in the current period to $1.224 million from $980 thousand a year ago primarily due to acquisitions of FBO locations during the past eighteen months .

Income tax expense approximated 40.0% of pre-tax income in both periods reflecting the expected effective annual tax rate.


SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO DECEMBER 31, 1996.

Due to a decline in the price of fuel, revenues decreased 3.8 % to $137.8 million in the current period from $143.3 million a year ago. Gross Margin increased 25.1% to $14.4 million in the current period from $11.5 million a year ago principally due to the acquisition of additional FBO locations and otherwise due to improved operations in general.

Revenues from fuel sales and services represented 69.7% of total revenues in the current period compared to 77% of total revenue a year ago. Revenues from fuel sales and services decreased to $96.0 million from $110.4 million last year. The decrease in revenues from fuel sales and services was primarily due to a decrease in the price of fuel. Gross margin from fuel sales and services increased 2.2% in the current period to $4.4 million from $4.3 million a year ago. The increase in gross margin from fuel sales and services in the current period compared to last year was largely attributable to an increase in per gallon margin.

Revenue from FBOs increased 42% in the current period to $22.7 million from $16.0 million a year ago primarily due to the addition of seven new locations in fiscal 1997 and one new location in July 1997. Gross Margin increased 69.3% to $4.4 million from $2.6 million in the year ago period due to higher revenues and higher per gallon fuel margins.

Revenues from cargo operations in the current period increased 6.4% to $10.8 million from $10.2 million a year ago. The increase was primarily due to an increase in space brokerage activity. Gross margin from cargo operations in the current period increased 15.0% to $3.4 million from $3.0 million in the year ago period due to higher space brokerage activity.

Revenues from government contract services in the current period increased 22.9% to $8.3 million from $6.8 million in the year ago period. The increase in revenues from government contract services in the current period compared to last year was primarily due to the Central and South American contracts added in June 1997. Gross margin from government contract services in the current period increased 35.1% to $2.1 million from $1.56 million last year due to higher revenues and the higher margin Central and South American contracts.

Selling general and administrative expenses in the current period decreased 7.1% to $2.9 million from $3.1 million in the year ago period. The decrease was primarily due to lower compensation expense and lower professional fees.

Provision for bad debts increased by 66.2% in the current period to $906 thousand form $545 thousand a year ago reflecting a higher reserve rate based on recent experience.

Depreciation and amortization expense in the current period increased 33.6% to $2,390,000 from $1,789,000 a year ago. The increase in the current period is primarily related to the acquisitions of eight FBO locations since August 1996.

Loss resulting from the bankruptcy of a customer was $7,050,000 in the current period and was related to the bankruptcy filing by Western Pacific Airlines, Inc. (WPAI) on October 5, 1997. The charge includes a $5 million reduction in restricted cash and approximately $2,050,000 write off of WPAI's account receivable. The restricted cash consisted of pledged certificates of deposits which guaranteed bank loans to WPAI.


Income tax credit approximated 40.2% of pretax loss in the current period and income tax expense approximated 40% of pretax income a year ago, reflecting the expected effective annual tax rate.


LIQUIDITY AND CAPITAL RESOURCES:

Mercury has historically financed its operations primarily through operating cash flow and bank debt. Additionally in February 1996, the Company issued $28 million of convertible subordinated debentures for the purpose, among other reasons, of expanding operations through acquisitions. Mercury's cash balance at December 31, 1997 totaled $7,394,000.

Net cash provided by operating activities totaled $ 12,845,000 during the period ended December 31, 1997. During this period, the primary sources of net cash provided by operating activities was the non-cash charge for bad debt expense of $7,748,000, depreciation and amortization of $2,390,000 and accounts payable of $2,804,000. The non-cash charge for bad debt expense of $7,748,000 included a $5,000,000 reduction in restricted cash, a write off of $1,842,000 in accounts receivable and $906,000 increase in allowance for doubtful accounts.

Net cash used in investing activities was $4,419,000 during the current period. The primary source of cash from investing activities included a reduction of $2,000,000 in restricted cash. The primary use of cash from investing activities included additions to property, equipment and leaseholds of $3,118,000 and additions to other assets of $3,266,000.

Net cash used in financing activities was $3,921,000 during the current period. The primary use of cash from financing activities in the current six month period was the reduction in long-term debt of $2,143,000 and repurchases of 419,300 shares of common stock totaling $2,626,000 or $6.26 per share.

Subsequent to December 31,1997, the Company repurchased 38,400 shares of its common stock at a total cost of approximately $230,000 or $5.99 per share. Management is currently authorized by Mercury's board of directors and under Mercury's loan agreements to repurchase up to approximately $145,000 of additional Common Stock.

The Company's Senior unsecured bank credit facility consists of a $25,000,000 Revolver and various term facilities. At December 31, 1997, there was no outstanding balance under the Revolver and the balance of the term loans totalled $10,612,000.

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

The Company has the following significant contracts or commitments for the purchase of equipment or installation of facilities. The Company is party to a lease and various contracts pursuant to which it will remodel and reconstruct a 174,000 square foot cargo warehouse at a cost of approximately $10,000,000. To date, the Company has spent approximately $4.6 million on this project. The Company currently anticipates that the warehouse will be operational by June 1998. The Company has also entered into a new lease with respect to its Burbank, California FBO. Pursuant to the terms of the lease, the Company will construct new hangar and terminal space and refurbish some of its existing space at a cost of approximately $5.0 million. Upon completion of the construction, the Company's lease will be extended through April 2025. Under the terms of its lease for an FBO presently under construction in Charleston, South Carolina, the Company will fund a portion of the construction cost, currently estimated at $800,000. The Company will fund these projects, at least on an interim basis, from its existing lines of credit.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          None

Item 2.  Change in Securities

          None

Item 3.  Default Upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

         On December 4, 1997, the Company held its annual meeting of shareholders. All of the Company's directors were re-elected at the meeting by the following votes:


                                                                Abstain/
    Name                        For           Against        Broker Non-vote
    ----                        ---           -------        ---------------
Seymour Kahn                  7,166,669        31,994             -0-
Robert L. List                7,167,346        31,317             -0-
Philip Fagan, Jr              7,169,351        29,312             -0-
Frederick H. Kopko            7,169,351        29,312             -0-
William G. Langton            7,168,601        30,062             -0-
Joseph A. Czyzyk              7,168,876        29,787             -0-


Item 5.  Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K


          None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Mercury Air Group, Inc.
                                           Registrant

                                           /s/ SEYMOUR KAHN
                                           -----------------------------------
                                           Seymour Kahn
                                           Chairman and Chief
                                           Executive Officer



                                           /s/ RANDY AJER
                                           -----------------------------------
                                           Randy Ajer
                                           Secretary/Treasurer
                                           Chief Accounting Officer



Date: February 6, 1998