Form 10-Q
period 1998-03-31
MERCURY AIR GROUP INC
filed 1998-05-08
CIK 52532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998


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

          Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                             Number of Shares Outstanding
             Title                               As of April 24, 1998
             -----                               --------------------
   Common Stock, $.01 Par Value                       7,235,951

                         PART 1 - FINANCIAL INFORMATION


                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                              ASSETS                                             MARCH 31,      JUNE 30,
                                                                                   1998           1997
                                                                               ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                    $  2,753,000   $  2,889,000
  Cash-restricted (Note 3)                                                                       7,000,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $2,571,000 at 3/31/98 and $1,875,000 at 6/30/97 (Note 3)         38,171,000     43,924,000
  Notes receivable - current portion (Note 3)                                     2,003,000      1,939,000
  Inventories, principally aviation fuel                                          2,034,000      1,948,000
  Prepaid expenses and other current assets                                       3,262,000      2,705,000
                                                                               ------------   ------------
    Total current assets                                                         48,223,000     60,405,000

PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated
 depreciation and amortization of $28,044,000 at 3/31/98 and
    $25,180,000 at 6/30/97  (Note 7)                                             31,140,000     24,834,000
NOTES RECEIVABLE, net of current portion                                             58,000        956,000
OTHER ASSETS   (Note 6)                                                          13,419,000      6,110,000
DEFERRED INCOME TAXES                                                                              332,000
                                                                               ------------   ------------
                                                                               $ 92,840,000   $ 92,637,000
                                                                               ============   ============
                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                             $ 14,101,000   $ 16,937,000
  Accrued expenses and other current liabilities                                  4,894,000      4,475,000
  Income taxes payable                                                               66,000
  Current portion of long-term debt                                               2,775,000      1,878,000
                                                                               ------------   ------------
    Total current liabilities                                                    21,836,000     23,290,000

LONG-TERM DEBT                                                                   16,872,000     15,195,000
CONVERTIBLE SUBORDINATED DEBENTURES                                              28,115,000     28,115,000
DEFERRED INCOME TAXES                                                               489,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 5):
     Preferred Stock - $.01 par value; authorized 3,000,000 shares;
       no shares outstanding
    Common Stock - $.01 par value; authorized 18,000,000 shares; outstanding
       7,233,951 shares 3/31/98; outstanding 7,524,651 shares 6/30/97                72,000         75,000
    Additional paid-in capital                                                   20,830,000     20,796,000
    Retained earnings                                                             5,368,000      5,907,000
    Notes receivable from sale of stock-officers                                   (662,000)      (662,000)
   Cumulative translation adjustment                                           $    (80,000)  $    (79,000)
                                                                               ------------   ------------
        Total stockholders' equity                                               25,528,000     26,037,000
                                                                               ------------   ------------
                                                                               $ 92,840,000   $ 92,637,000
                                                                               ------------   ------------




          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                              NINE MONTHS ENDED             THREE MONTHS ENDED
                                                                  MARCH 31,                      MARCH 31,
                                                       -------------------------------------------------------------
                                                            1998            1997            1998           1997
                                                       -------------------------------------------------------------
Sales and Revenues:
  Sales                                                $ 146,385,000   $ 175,862,000   $  37,979,000   $  58,629,000
  Service revenues                                        44,155,000      39,903,000      14,741,000      13,828,000
                                                       -------------------------------------------------------------
                                                         190,540,000     215,765,000      52,720,000      72,457,000
Costs and Expenses:
  Cost of sales                                          128,352,000     161,884,000      31,997,000      53,550,000
  Operating expenses                                      41,216,000      36,722,000      14,128,000      13,240,000
                                                       -------------------------------------------------------------
                                                         169,568,000     198,606,000      46,125,000      66,790,000
                                                       -------------------------------------------------------------
       Gross Margin (Excluding depreciation
            and amortization)                             20,972,000      17,159,000       6,595,000       5,667,000
                                                       -------------------------------------------------------------

Expenses (Income):
  Selling, general and administrative                      4,529,000       4,735,000       1,603,000       1,586,000
  Provision for bad debts                                  1,520,000         792,000         614,000         247,000
  Depreciation and amortization                            3,659,000       2,902,000       1,269,000       1,113,000
  Interest expense                                         2,648,000       2,611,000         894,000         930,000
  Interest income                                           (498,000)       (262,000)       (130,000)        (45,000)
  Loss resulting from bankruptcy of customer (Note 3)      7,050,000
                                                       -------------------------------------------------------------
                                                          18,908,000      10,778,000       4,250,000       3,831,000
                                                       -------------------------------------------------------------

 Income Before  Provision for Income Taxes                 2,064,000       6,381,000       2,345,000       1,836,000
 Provision for Income Taxes                                  816,000       2,520,000         929,000         702,000
                                                       -------------------------------------------------------------

Net  Income                                            $   1,248,000   $   3,861,000   $   1,416,000   $   1,134,000
                                                       =============================================================

Net Income Per Common Share -  Basic (Note 4)          $        0.17   $        0.51   $        0.20   $        0.15
                                                       =============================================================

Net Income Per Common Share and Common
  Equivalent Share -  Diluted (Note 4)                 $        0.16   $        0.41   $        0.15   $        0.13
                                                       =============================================================




          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                             NINE MONTHS ENDED MARCH 31,
                                                                               1998              1997
                                                                           ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $  1,248,000      $  3,861,000
  Adjustments to derive cash flow from
   Operating activities:
      Bad debt expense                                                        8,362,000           792,000
      Depreciation and amortization                                           3,659,000         2,902,000
      Amortization of officers' loans                                           116,000           116,000
      Deferred income taxes                                                    (419,000)          (46,000)
  Changes in operating assets and liabilities:
      Trade and other accounts receivable                                     6,118,000       (14,451,000)
      Inventories                                                               (86,000)          243,000
      Prepaid expenses and other current assets                                (693,000)         (527,000)
      Accounts payable                                                       (3,582,000)        3,841,000
      Income taxes payable                                                                       (198,000)
      Accrued expenses and other current liabilities                            419,000          (407,000)
                                                                           ------------------------------
          Net cash provided by (used in) operating activities                15,142,000        (3,874,000)
                                                                           ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Restricted cash-pledged certificates of deposit                             1,000,000
  Decrease in notes receivable                                                1,834,000           443,000
  Addition to other assets                                                   (6,744,000)       (1,044,000)
  Acquisition of business, net of cash acquired (Note 7)                     (1,894,000)       (7,150,000)
  Additions to property, equipment and leaseholds                            (4,152,000)       (2,674,000)
                                                                           ------------------------------
          Net cash used in investing activities                              (9,956,000)      (10,425,000)
                                                                           ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                 942,000         9,996,000
  Reduction of long-term debt                                                (3,288,000)       (4,889,000)
  Payment of dividend on common stock                                           (94,000)         (226,000)
  Repurchase and retire common stock                                         (3,032,000)         (357,000)
  Notes receivable-officers                                                                        70,000
  Proceeds from issuance of common stock                                        150,000             4,000
                                                                           ------------------------------
          Net cash  (used in) provided by  financing activities              (5,322,000)        4,598,000
                                                                           ------------------------------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                             (136,000)       (9,701,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                2,889,000        11,820,000
                                                                           ------------------------------

CASH AND CASH EQUIVALENTS,  END OF PERIOD                                  $  2,753,000      $  2,119,000
                                                                           ==============================

CASH PAID DURING THE PERIOD:
  Interest                                                                 $  3,193,000      $  3,156,000
  Income taxes                                                                1,018,000         3,119,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Issuance of Notes Payable for the acquisition of FBO                      $  4,250,000      $  4,650,000

 Issuance of stock for the acquisition of RPA (Note 7)                        1,220,000

 Issuance of note payable for the acquisition of Aero Freightways Inc.          229,000

 Note receivable assigned to the Company in exchange for the Company's certificates of deposit which was used to guaranty a customer's debt.
  ( Note 3 )                                                                  1,000,000




          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998

                                   (Unaudited)


Note 1 - Basis of Presentation:

          The accompanying unaudited financial statements reflect all adjustments (consisting of normal, recurring accruals only) which are necessary to fairly present the results for the interim periods. Such financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1997, Quarterly Report on Form 10-Q for the period ended September 30, 1997, Quarterly Report on Form 10-Q for the period ended December 31, 1997 and the notes thereto. The results of operations for the nine months ended March 31, 1998 are not necessarily indicative of results for the full year.

Note 2 - Income Taxes:

          Income taxes have been computed based on the estimated annual effective income tax rate for the respective years.

Note 3 - Loss Resulting From Bankruptcy Of Customer and Restricted Cash/Notes Receivable

          On October 5, 1997, Western Pacific Airlines, Inc. (WPAI) filed bankruptcy under Chapter 11 and, as a result, the Company has written off $5,000,000 of certificates of deposit which were pledged to guarantee a bank loan to WPAI. In addition, the Company has written off $2,050,000 of accounts receivable due from WPAI. Effective February 5, 1998 WPAI ceased operations.

          At June 30, 1997, the Company had an additional $1,000,000 of restricted cash representing a certificate of deposit which served as collateral for a customer's (AeroPeru) bank loan. In November 1997, AeroPeru's bank used the certificate of deposit to repay the bank loan and the $1,000,000 note was assigned to the Company. In the quarter ended March 31, 1998, the Company received $900,000 of cash from AeroPeru and the remaining balance of $100,000 in April 1998.



Note 4 - Earnings Per Share:

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

          Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

          Diluted income per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents. Common stock equivalents include stock options and shares resulting from the assumed conversion of subordinated debentures, when dilutive.

                        Nine Months Ended         Nine Months Ended         Three  Months Ended           Three Months
                          March 31, 1998            March 31, 1997            March 31, 1998             March 31, 1997
                      Diluted       Basic       Diluted        Basic      Diluted       Basic       Diluted       Basic
                    -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Weighted average
number of
common shares
outstanding during
the period           7, 263,000    7 263,000    7,528,000    7,528,000    7,120,000    7,120,000    7,510,000    7,510,000

Common stock
equivalents
resulting from the
assumed exercise
of stock options        331,000           --      304,000           --      372,000           --      300,000           --

Common shares
resulting from the
assumed
conversion of
debentures                   --           --    4,019,000           --    3,939,000           --    4,019,000           --
                    -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Weighted average
number of
common and
common
equivalent shares
outstanding during
the period            7,594,000    7,263,000   11,851,000    7,528,000   11,431,000    7,120,000   11,829,000    7,510,000
                    ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========
Net income
                    $ 1,248,000  $ 1,248,000  $ 3,861,000  $ 3,861,000  $ 1,416,000  $ 1,416,000  $ 1,134,000  $ 1,134,000
Interest expense,
net of tax, on
convertible
debenture                    --           --    1,035,000           --      336,000           --      345,000           --
                    -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

Adjusted income     $ 1,248,000  $ 1,248,000  $ 4,896,000  $ 3,861,000  $ 1,752.000  $ 1,416,000  $ 1,479,000  $ 1,134,000
                    -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

Earnings per share  $       .16  $       .17  $       .41  $       .51  $       .15  $       .20  $       .13  $       .15
                    ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========


Note 5 - Stockholding's Equity:

          During the nine months ended March 31, 1998, the Company repurchased 482,700 shares of its common stock at a cost of approximately $3,032,000 or an average price per share of $6.28, which was charged to: Common Stock $5,000; Additional paid in capital $1,334,000; and Retained Earnings $1,693,000. During the nine months ended March 31, 1998, the Company issued 160,000 shares of its common stock in connection with the acquisition of RPA and issued 32,000 shares upon the exercise of stock options. These shares issued are included in Stockholders Equity at $1,370,000 including $2,000 in common stock and $1,368,000 in additional paid in capital.


Note 6- Other Assets:

          At March 31, 1998, Other assets included $6,489,000 related to LAX warehouse construction costs which will be reimbursed to the Company in the form of rent credits over a five year period by the Airport Authority commencing in the month when the warehouse is operational but no later than June 1998. The Airport Authority will reimburse the Company for construction costs up to approximately $7.4 million.


Note 7- Acquisitions:

          On February 27, 1998, the Company acquired all the outstanding stock of Rene Perez and Associates, Inc. ("RPA"), a computer services company located in Miami, Florida, for $4,220,000. The purchase price consisted of $3,000,000 in cash and 160,000 shares of common stock valued at $1,220,000 based on a closing price of $7.625 per share. The purchase price has been preliminarily allocated to assets and liabilities as follows:


Cash                                                                $ 1,490,000
Accounts receivable                                                   3,702,000
Prepaid expenses and other current assets                                59,000
Property, equipment and leaseholds                                      919,000
Intangibles                                                             716,000
Accounts payable and other current liabilities                         (724,000)
Income taxes payable                                                   (261,000)
Deferred income taxes payable                                        (1,240,000)
Notes payable                                                          (441,000)
                                                                    -----------
Purchase price                                                      $ 4,220,000
                                                                    ===========


          On March 31, 1998, the Company acquired the assets of a cargo handling company located at Hartsfield Atlanta International Airport in Georgia from Corporate Express Delivery Leasing - Southeast, Inc. for $422,000 in cash. The purchase price has been allocated to Property, Equipment and Leaseholds.


          On January 16, 1998, the Company acquired all the outstanding stock of Aero Freightways Inc., a general sales agency located in Ontario, Canada. The purchase price consisted of a variable capital debenture with a face value of $229,000 which is payable over three years.

Item 7.                       MANAGEMENTS DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations-Comparison of the Three Months Ended March 31,1998 and March 31, 1997 and comparison of the Nine Months ended March 31, 1998 and March 31, 1997:

The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company's four operating units, as well as selected other financial statement data.


                                            Nine  Months Ended March 31,                   Three  Months Ended  March 31,

($ in millions)                             1998                    1997                     1998                   1997

                                      Amount  % of Total    Amount  % of Total   Amount  % of Total    Amount  % of Total
                                               Revenues              Revenues             Revenues              Revenues
Revenues:

Fuel Sales and  Services             $ 128.4     67.3%     $ 163.8     75.9%    $  32.3      61.3%    $  53.4     73.7%

FBOs                                    33.7     17.7%        26.5     12.3%       11.1      21.0%       10.6     14.6%

Cargo Operations                        16.1      8.5%        14.5      6.7%        5.3      10.1%        4.3      5.9%

Government Contract Services            12.3      6.5%        11.0      5.1%        4.0       7.6%        4.2      5.8%

                                     -------    -----      -------    -----     -------     -----     -------    -----
TOTAL REVENUES                       $ 190.5    100.0%     $ 215.8    100.0%    $  52.7     100.0%    $  72.5    100.0%
                                     =======    =====      =======    =====     =======     =====     =======    =====



                                              % of Unit             % of Unit            % of Unit             % of Unit
                                     Amount    Revenues     Amount   Revenues    Amount   Revenues     Amount   Revenues
Gross Margin (1):

Fuel Sales and Services               $  6.2      4.9%      $  6.4      3.9%     $  1.8       5.5%     $  2.1      3.9%

FBOs                                     7.0     20.7%         4.4     16.5%        2.6      23.6%        1.8     17.0%

Cargo Operations                         4.6     28.2%         4.0     28.0%        1.1      20.7%        1.0     24.4%

Government Contract Services             3.2     26.0%         2.3     20.9%        1.1      27.4%         .7     17.5%

                                      ------     ----       ------      ---      ------      ----      ------      ---
TOTAL GROSS MARGIN                    $ 21.0     11.0%      $ 17.1      8.0%     $  6.6      12.5%     $  5.7      7.8%
                                      ======     ====       ======      ===      ======      ====      ======      ===



                                              % of Total            % of Total          % of Total           % of Total
                                     Amount    Revenues     Amount   Revenues    Amount  Revenues     Amount  Revenues
Selling, General and
   Administrative                      $ 4.5      2.4%       $ 4.7      2.2%      $ 1.6       3.0%      $ 1.6      2.2%

Provision for bad debts                  1.5       .8%          .8       .4%        0.6       1.2%         .2       .3%

Depreciation and amortization            3.7      1.9%         2.9      1.3%        1.3       2.4%        1.1      1.5%

Loss resulting from bankruptcy
   of customer                           7.1      3.7%

Interest expense and other               2.1      1.1%         2.3      1.1%         .7       1.5%         .9      1.2%
                                       -----      ---        -----      ---       -----       ---       -----      ---

Income before Income Taxes               2.1      1.1%         6.4      3.0%        2.3       4.4%        1.8      2.5%

Provision for Income Taxes                .8       .4%         2.5      1.2%         .9       1.8%         .7      1.0%
                                       -----      ---        -----      ---       -----       ---       -----      ---

NET INCOME                             $ 1.2       .7%       $ 3.9      1.8%      $ 1.4       2.7%      $ 1.1      1.6%
                                       =====      ===        =====      ===       =====       ===       =====      ===


(1) Gross Margin as used here and throughout Management's Discussion excludes depreciation and amortization and selling, general and administrative expense.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO MARCH 31, 1997.

Although total revenue fell by 27.2% to $52.7 million in the current period from $72.5 million a year ago, gross margin increased 16.4% to $6.6 million in the current period from $5.7 million a year ago principally due to higher volumes and margins from FBOs and improved margins from government contract services. The decrease in revenue was a result of both a decline in the price and volume of fuel sold.

Revenues from fuel sales and services represented 61.3% of total revenues in the current period compared to 73.7% of total revenues a year ago. Revenues from fuel sales and services fell 39.5% to $32.3 million from $53.4 million last year. The decline in revenues from fuel sales and services was due to both a decrease in the price of fuel and the volume of fuel sold . The decline in fuel volume resulted from the loss of Western Pacific in February 1998 and the loss of certain other customers. Gross margin from fuel sales and services decreased by 14.9% to $1.8 million in the current period from $2.1 million last year due to lower volume. Revenues and operating income from fuel sales and services include the activities of Mercury's contract fueling business, as well as activities from a number of other commercial services including the provision of certain refueling services, non-aviation fuel brokerage and other services managed at LAX as part of Mercury's fuel sales services operations, and RPA effective March 1998.

Revenues from FBOs increased by 5.0% in the current period to $11.1 million from $10.6 million a year ago primarily due to the addition of Nashville in July 1997. Gross margin increased 45.7% in the current period to $2.6 million from $1.8 million last year. The increase was attributable primarily to higher volume of fuel sales and higher per gallon fuel margins on lower fuel costs.

Revenues from cargo operations in the current period increased 23.9% to $5.3 million from $4.3 million a year ago. This increase was due primarily to an increase in space brokerage and partially to an increase in handling and General Sales Agency (GSA). Gross margin from cargo operations in the current period increased 5.1% to $1.1 million from $1.0 million in the year ago period due to higher revenues. Gross margin as a percentage of revenues fell to 20.7% from 24.4% last year due to higher warehouse and administrative costs. With the opening of the new warehouse in April 1998, it is anticipated that warehouse costs as a percentage of revenue will rise until the new capacity is utilized.

Revenues from government contract services decreased 4.1% in the current period to $4.0 million from $4.2 million in the year ago period. The decrease in revenues from government contract services was due primarily to the loss of a contract in Monterey, California in July 1997. Gross margin from government contract services in the current period increased 50.1% to $1.1 million from $0.7 million last year due to higher margins on the Central and South American contracts.

Provision for bad debts increased by 148.6% in the current period to $614 thousand from $247 thousand a year ago reflecting a higher reserve rate based on recent experience.

Depreciation and amortization expense increased 14.0% in the current period to $1.269 million from $1.113 million a year ago primarily due to acquisition of the Nashville FBO during the current year and capital expenditures during the past twelve months.

Income tax expense approximated 39.6% of pre-tax income in the current period and 38.2 % of pretax income in the year ago period reflecting the expected effective annual tax rate.

NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO MARCH 31, 1997.

Due to a decline in the price of fuel and volume of fuel sold, revenues decreased 11.7 % to $190.5 million in the current period from $215.8 million a year ago. However, gross margin increased 22.2% to $21.0 million in the current period from $17.2 million a year ago principally due to the acquisition of additional FBOs in fiscal 1997 and fiscal 1998 and higher contributions from government contract services and cargo.


Revenues from fuel sales and services represented 67.3% of total revenues in the current period compared to 75.9% of total revenue a year ago. Revenues from fuel sales and services decreased 21.7% to $128.3 million from $163.8 million last year. The decrease in revenues from fuel sales and services was due to both a decrease in the price of fuel and volume of fuel sold. Gross margin from fuel sales and services decreased 3.4% in the current period to $6.2 million from $6.4 million a year ago. The decrease in gross margin from fuel sales and services in the current period compared to last year was attributable to a decrease in gallons sold.


Revenue from FBOs increased 27.3% in the current period to $33.7 million from $26.5 million a year ago primarily due to the addition of seven new locations in fiscal 1997 and one new location in July 1997. Gross Margin increased 59.7% to $7.0 million from $4.4 million in the year ago period due to higher revenues and higher per gallon fuel margins.

Revenues from cargo operations in the current period increased 11.6% to $16.1 million from $14.5 million a year ago. The increase was primarily due to an increase in space brokerage activity. Gross margin from cargo operations in the current period increased 12.4% to $4.5 million from $4.0 million in the year ago period due to higher space brokerage activity.

Revenues from government contract services in the current period increased 12.5% to $12.3 million from $11.0 million in the year ago period. The increase in revenues from government contract services in the current period compared to last year was primarily due to the Central and South American contracts added in June 1997. Gross margin from government contract services in the current period increased 39.9% to $3.2 million from $2.3 million last year due to higher revenues and higher margins on the Central and South American contracts.

Selling general and administrative expenses in the current period decreased 4.4% to $4.5 million from $4.7 million in the year ago period. The decrease was primarily due to lower compensation expense and lower professional fees.

Provision for bad debts increased by 91.9% in the current period to $1.52 million from $792 thousand a year ago reflecting a higher reserve rate based on recent experience.

Depreciation and amortization expense in the current period increased 26.1% to $3,659,000 from $2,902,000 a year ago. The increase in the current period is primarily related to the acquisitions of eight FBO locations since August 1996.

Loss resulting from the bankruptcy of a customer in 1998 was $7,050,000 and resulted from the bankruptcy filing by Western Pacific Airlines, Inc. (WPAI) on October 5, 1997. The charge includes a $5 million reduction in restricted cash and approximately $2,050,000 write off of WPAI's account receivable. The restricted cash consisted of pledged certificates of deposits which guaranteed bank loans to WPAI.

Income tax expense approximated 39.5% of pretax income in both periods reflecting the expected effective annual tax rate.

LIQUIDITY AND CAPITAL RESOURCES:

Mercury has historically financed its operations primarily through operating cash flow and debt. In February 1996, the Company issued $28 million of convertible subordinated debentures for the purpose, among other reasons, of expanding operations through acquisitions. Mercury's cash balance at March 31, 1998 totaled $2,753,000.

Net cash provided by operating activities totaled $15,142,000 during the period ended March 31, 1998. During this period, the primary sources of net cash provided by operating activities was the non-cash charge for bad debt expense of $8,362,000, depreciation and amortization of $3,659,000 and a decrease in accounts receivable of $6,118,000. The non-cash charge for bad debt expense of $8,362,000 included a $5,000,000 reduction in restricted cash, a write off of $1,842,000 in accounts receivable and $1,520,000 increase in allowance for doubtful accounts. The primary use of cash from operating activities was a reduction in accounts payable of $3,582,000.

Net cash used in investing activities was $9,956,000 during the current period. The primary source of cash from investing activities included a reduction of $1,834,000 in notes receivable and a reduction of $1,000,000 in restricted cash. The primary use of cash from investing activities included additions to property, equipment and leaseholds of $4,152,000 , additions to other assets of $6,744,000 primarily related to the Company's investment in its LAX warehouse facility and acquisition of businesses, net of cash acquired, of $1,894,000.

Net cash used in financing activities was $5,322,000 during the current period. The primary use of cash from financing activities in the current nine month period was the reduction in long-term debt of $ 3,288,000 and repurchases of 482,700 shares of common stock totaling $3,032,000 or $6.28 per share.

Management is currently authorized by Mercury's board of directors and under Mercury's loan agreements to repurchase up to an additional $3,000,000 of Common Stock.

The Company's senior unsecured bank credit facility consists of a $18,600,000 Revolver and various term facilities. At March 31, 1998, there was no outstanding balance under the Revolver and the balance of the term loans totalled $10,374,000.

On April 2, 1998, the Company raised $19 million from a tax exempt bond financing pursuant to a loan agreement between the Company and the California Economic Development Financing Authority, ("CEDFA"). These funds will be used to finance the Company's LAX cargo warehouse expansion and expansion of its Burbank FBO. On April 2, 1998, the company borrowed $8.3 million of the bond proceeds related to costs incurred to date and paid down a $4.4 million term loan. The loan carries a variable rate which is based on a weekly remarketing of the tax exempt bonds issued by CEDFA. (Since the issuance of the bond, the per annum interest rate has averaged 3.93% through 5/6/98). The Company's senior bank group has issued a one-year, renewable letter of credit in the amount of approximately $19.3 million to secure the Company's obligations under the loan agreement. The loan will be repaid at the rate of $500,000 every six months with a redemption of $4 million at the end of the fifteenth year. The Company's revolving credit line was reduced from $25 million to $18.6 million in connection with the issuance of the letter of credit.

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

The Company has the following significant contracts or commitments for the purchase of equipment or installation of facilities. The Company is party to a lease and various contracts pursuant to which it will remodel and reconstruct a 174,000 square foot cargo warehouse at a cost of approximately $10,000,000. To date, the Company has spent approximately $8.0 million on this project. The warehouse became operational in April 1998. The Company has also entered into a new lease with respect to its Burbank, California FBO. Pursuant to the terms of the lease, the Company will construct new hangar and terminal space and refurbish some of its existing space at a cost of approximately $9.0 million. Upon completion of the construction, the Company's lease will be extended through April 2025. Under the terms of its lease for an FBO presently under construction in Charleston, South Carolina, the Company will fund a portion of the construction cost, currently estimated at $800,000. The recently completed tax exempt bond financing through CEDFA will be used to fund the LAX warehouse project and Burbank FBO.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

           None

Item 2.  Change in Securities

           None

Item 3.  Default Upon Senior Securities

           None

Item 4.  Submission of Matters to a Vote of Security Holders

           None


Item 5.  Other Information

           None



Item 6.  Exhibits and Reports on Form 8-K

Exhibit
No.                                 Description

10.1 First Amendment of 1998 to Credit Agreement and Other Loan Documents dated as of April 1, 1998 by and among Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc.

10.2 Reimbursement Agreement dated as of April 1, 1998 by and among Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc.

10.3 Loan Agreement between California Economic Development Financing Authority and Mercury Air Group, Inc. relating to $19,000,000 California Economic Development Financing Authority Variable Rate Demand Airport Facilities Revenue Bonds, Series 1998 (Mercury Air Group, Inc. Project) dated as of April 1, 1998.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      Mercury Air Group, Inc.
                                      Registrant




                                      -------------------------------------
                                      Seymour Kahn
                                      Chairman and Chief
                                      Executive Officer





                                      -------------------------------------
                                      Randy Ajer
                                      Secretary/Treasurer
                                      Chief Accounting Officer


Date: May 6, 1998