Form 10-K
period 1998-06-30
MERCURY AIR GROUP INC
filed 1998-09-25
CIK 52532

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Fiscal Year ended June 30, 1998

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

         As of September 22, 1998, 6,627,446 shares of the Registrant's Common Stock were outstanding. Of these shares, 2,293,733 shares were held by persons who may be deemed to be affiliates. The 4,333,713 shares held by non-affiliates as of September 22, 1998 had an aggregate market value (based on the closing price of these shares on the American Stock Exchange of $6.75 a share) of $29,252,563. As of September 22, 1998, there were no non-voting shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement which is to be distributed in connection with the Annual Meeting of Shareholders to be held on December 3, 1998 are incorporated by reference into Part III of this Form 10-K.



                   (The Exhibit Index May Be Found at Page 31)

                                     PART I


ITEM 1.     BUSINESS.

         Mercury Air Group, Inc., a New York corporation since 1956, provides a broad range of services to the aviation industry through four principal operating units: fuel sales and services, cargo operations, fixed base operations and government contract services. Fuel sales and services include the sale of fuel and delivery of fuel primarily to domestic and international commercial airlines and air freight companies. Cargo operations consist of cargo handling, space logistics operations and general cargo sales agent services. Fixed base operations ("FBOs") include fuel sales, into-plane services, ground support services and aircraft hangar and tie-down facilities for commercial, private, general aviation and military aircraft. Government contract services consist of aircraft refueling and fuel farm operation, base housing maintenance, air terminal operation, weather observation and forecasting and air traffic control performed principally for agencies of the United States federal government. In February 1998 consistent with management's goal of increasing sales from the service sectors, the Company acquired Rene Perez & Associates, Inc., a developer and installer of airline revenue accounting and related software, to complement the operations of the existing business units. See "Business--Recent Developments." As used in this Annual Report, the term "Company" or "Mercury" refers to Mercury Air Group, Inc. and, unless the context otherwise requires, its subsidiaries. The Company's principal executive offices are located at 5456 McConnell Avenue, Los Angeles, California 90066 and its telephone number is (310) 827-2737.

         NARRATIVE DESCRIPTION OF THE BUSINESS

         FUEL SALES AND SERVICES

         Mercury's fuel sales consist of contract fueling and related fuel management services. Sales of aviation fuel are made primarily to domestic and international airline and air freight companies. Mercury also seeks to attract corporate flight department aircraft as part of the customer base.

         Contract fuel sales are generally made pursuant to verbal or short-term contracts whereby Mercury provides fuel supply and, in most cases, delivery to meet all or a portion of a customer's fuel supply requirements. To facilitate its fuel sales business at locations where Mercury does not have facilities, Mercury has developed an extensive network of third party delivery and supply relationships which enable it to provide fuel to customers on a scheduled or ad hoc basis. Through these third party relationships, Mercury is currently supplying fuel to customers at airports throughout the United States and at several international airports.

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

         Mercury believes that the extension of credit to smaller, less well-capitalized or less well-established airlines, including foreign, regional, commuter and start-up airlines, represents a risk, but also is a contributing factor in attracting and retaining customers. Accordingly, Mercury frequently extends credit on an unsecured basis to customers which may exhibit a high credit risk profile and who may otherwise be required to prepay or post letters of credit for fuel purchases. The amount of credit extended to any particular customer is a subjective decision. Customer credit terms range from prepayment to up to 60 days with certain accounts also limited by maximum credit lines. In certain instances, the Company will permit a customer to further defer payment on its account through an agreed upon payment schedule or execution of a promissory note with terms negotiated on a case-by-case basis. Factors considered in credit decisions include the customer's financial strength and payment history, competitive conditions in the market, the expected productivity of the account, the availability of credit insurance and collateral or guarantees given to secure the credit. On an ongoing basis, Mercury establishes allowances that in management's judgment are adequate to absorb potential credit problems reasonably anticipated in the portfolio.

         Mercury occasionally purchases equity positions in, makes loans to or enters into other financial transactions with certain airlines, particularly start-up and foreign airlines, in order to initiate new or expand existing customer relationships. The extent of the equity position, amount loaned or other financial commitment undertaken is a subjective decision based upon management's assessment of the future prospects of such airline and the potential business opportunities with such airline for Mercury. Such investments, however, may result in a financial loss to Mercury. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Mercury purchases fuel at current market prices from a number of independent and major oil companies based on the expected requirements of its customers. From time-to-time, Mercury will commit to purchase a fixed volume of fuel, at a fixed price, over a fixed period of time, at agreed locations based on selected customers' corresponding purchase commitments. As a result, Mercury could incur financial loss if a customer with a fixed price contract defaults on its purchase commitment, in connection with a bankruptcy or for any other reason, at a time when prevailing market conditions do not permit resale of the fuel at or above the fixed purchase price. Mercury's terms of payment range from ten to thirty days for most of its fuel purchases, except for bulk pipeline purchases, which generally are payable two days from invoice receipt. Mercury has agreements with certain suppliers under which Mercury purchases a minimum amount of fuel each month at prices which approximate current market prices. Mercury makes occasional spot purchases of fuel to take advantage of market differentials. In order to meet customer supply requirements, Mercury carries limited inventories at numerous locations. Due to the nature of Mercury's business, the volume of Mercury's aviation fuel inventories will occasionally fluctuate. Depending upon the price and price movement of aviation fuel, such inventories may subject Mercury to a risk of financial loss.

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

         Mercury's revenue from fuel sales and services constituted approximately 65% to 75% of total revenue during the last two fiscal years. Mercury's consolidated fuel sales could be materially adversely affected by a significant decrease in the availability, or increase in the price of, aviation fuel. Although Mercury believes that there are currently adequate aviation fuel supplies and that aviation fuel supplies will generally remain available, events outside Mercury's control have resulted and could result in spot shortages or rapid increases in fuel costs. Although Mercury is generally able to pass through rising fuel costs to its customers, extended periods of high fuel costs could adversely affect Mercury's ability to purchase fuel in sufficient quantities because of credit limits placed on Mercury by its fuel suppliers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Various factors including the price of fuel, the volatility of the price of fuel, over-all business mix, customer profiles and specific major accounts which are attracted, retained or lost during a given period affect gross margin as a percentage of revenue for Mercury's fuel sales and service business.

         In addition to contract fueling, Mercury considers a number of other commercial activities which are headquartered at Los Angeles International Airport ("LAX") as part of its fuel sales and services operations. These activities include refueling services at LAX and John Wayne International Airport in Santa Ana, California; the brokering of non-aviation fuel to the industrial and commercial market place; the provision of air frame and power plant mechanics to commercial airlines; and the provision of cargo warehouse manpower to a commercial airline. Refueling services at LAX and John Wayne International Airport consist of the delivery of fuel by Company owned trucks or hydrant carts for a fee. Mercury also maintains fuel tanks at LAX to support its fuel sales and refueling services. Subsequent to the February 1998 acquisition, the activities of Rene Perez & Associates, Inc., a developer and installer of airline revenue accounting and related software, have also been considered part of the fuel sales and services unit. See "Business--Recent Developments."

         FIXED BASE OPERATIONS

         Mercury currently provides FBO services at thirteen (13) airports throughout the United States. At each FBO, Mercury maintains administrative offices; conducts retail fuel sales and refueling operations which service principally corporate and private aircraft ("general aviation") and to some extent commercial airlines; and acts as a landlord for office, aircraft tie-down and hangar space tenants. Each FBO operates refueling vehicles and maintains fuel storage tanks to support its into-plane and fuel sales activities. The FBO facilities and the property on which their operations are conducted are leased from the respective airport authorities. See "Business--Properties."

         The Company's FBO operations have grown principally as a result of acquisition of additional operations or locations or facilities enhancements at existing locations. In October 1997, the Company entered into a new lease for its Burbank FBO pursuant to which it will construct new hangars and an executive terminal and refurbish certain existing facilities. In July 1997, the Company acquired certain assets of an FBO located in Nashville, Tennessee. In June 1997, the Company entered into an agreement to operate an FBO, which is presently under construction and expected to open in November 1998, in Charleston, South Carolina. See "Business--Recent Developments." In December 1996, the Company acquired an FBO located in Fresno, California. In August and November 1996, the Company acquired certain assets of six FBOs from Raytheon Aircraft Services, Inc. Management intends to continue pursuing FBO acquisitions and facility enhancements but no assurance can be given that acquisition or enhancement opportunities will be available at prices which will maintain existing profitability.

         CARGO OPERATIONS

         The Company's cargo operations are conducted through its wholly-owned subsidiary, Mercury Air Cargo, Inc. ("MAC"), which provides the following services: cargo handling, space logistics and general cargo sales agent services. Each of MAC's services facilitates the movement of domestic and international cargo. Accordingly, results for MAC's operations depend, in part, on certain economic factors which affect the volume of cargo transported throughout the world.

Cargo Handling. MAC provides domestic and international air cargo handling, air mail handling and bonded warehousing. MAC is one of only three non-airline providers of contractual cargo containerization and palletization for international carriers and cargo shippers at LAX. MAC specializes in consolidating smaller parcels into air cargo pallets and breaking down shipping containers for sea-to-air and air-to-air transfers. In addition, MAC receives cargo, builds-up pallets and loads containers for shipping.

         MAC handles cargo at LAX, Miami International Airport, William B. Hartsfield International Airport (Atlanta, Georgia) and airports located in Montreal and Toronto, Canada. In March 1998, MAC expanded its cargo handling operations by acquiring the assets of Intermodal located in Atlanta, Georgia. In April 1998, MAC completed construction and commenced operation of a 174,000 square foot warehouse at LAX under a five year lease. See "Business--Properties and Recent Developments." MAC competes in the cargo handling business based on quality and price of service. Continuous, long-term growth in MAC's cargo handling operations can only be realized by maintaining existing and obtaining new locations or expanding current warehouse facilities.

Space Logistics. MAC brokers cargo space on international flights to Europe, the Middle East, Australia, Mexico and Central and South America. Space logistics involves contracting for cargo space on airlines and subsequently, on MAC's own air waybills, selling that space to customers with shipping needs. MAC has established a network of shipping agents who assist in obtaining cargo for shipment on space purchased from airlines, and who facilitate the delivery and collection of freight charges for cargo shipped on MAC's air waybills.

         Unlike an air cargo company which operates its own aircraft, MAC's space logistics business utilizes otherwise unfilled cargo space on scheduled airline flights. Accordingly, MAC is able to profit from the sale of cargo transportation space worldwide without the fixed overhead expense of operating aircraft. MAC purchases cargo space from a number of airlines worldwide. In some instances, MAC enters into long-term, fixed minimum commitments for cargo space, in order to obtain exclusive or preferred rights to broker desirable cargo space. Consequently, MAC could lose money if it is unable to sell the committed space profitably. With its large volume of cargo space purchases and its ability to negotiate among airlines, MAC adds value for its customers and is able to attract business by offering favorable pricing. MAC records revenues as the difference between the cost of the space and the amount at which the space is resold.

General Sales Agent Services. MAC also serves as general cargo sales agent for airlines in the Far East, Canada, Mexico, Central and South America and in the United States. In this capacity, MAC sells the transportation of cargo on client airlines' flights, using the client airlines' own air waybills. MAC earns commissions from the airlines for selling air cargo space. As with its space logistics operations, the growth potential for MAC'S general cargo sales agent business is not limited by requirements for physical facilities or by requirements for additional capital investments.

         GOVERNMENT CONTRACT SERVICES

         Mercury conducts its government contract services business through its subsidiary, Maytag Aircraft Corporation ("Maytag"), which is headquartered in Colorado Springs, Colorado.

         Maytag provides aircraft refueling and related services at twelve United States military bases, including eleven in the United States and one in Greece. Maytag's refueling contracts generally have a term of four years, with expiration dates for current contracts ranging from September 1999 to November 2002. Refueling contracts provide a firm fixed-price for specified services. Under the terms of its refueling contracts, Maytag supplies all necessary personnel and equipment to operate government-owned fuel storage facilities and to provide 24-hour refueling services for a variety of aircraft for the military. All fuel handled in these operations is government owned. In connection with its government contract refueling business, Maytag owns and operates a fleet of refueling trucks and other support vehicles.

         In addition, Maytag provides air terminal services to the United States Government at three United States military bases in Alaska, Japan and Korea and at fifteen private, international airports in Japan, Korea, Central and South America. Air terminal services contracts are generally for a base period of up to one-year with government options for multiple one-year extension periods. Maytag's six air terminal service contracts, one of which covers thirteen locations in Central and South America, all expire September 1999, with either one or two extension options remaining. Air terminal contracts provide a firm fixed-price for specified services. Discretionary performance based awards are also available at locations outside Central and South America. Air terminal services include the loading and unloading of passengers and cargo, transient alert and flight planning services.

         Maytag also provides base housing maintenance services at one United States military base in Japan under a contract which expires September 1999, subject to a one-year extension at the government's option. The base housing maintenance contract provides for "indefinite quantity pricing" or fixed prices for specified goods and services, with the actual quantities of each item required determined by seasonally varying government delivery orders. Base housing maintenance services consist of change of occupancy maintenance for government provided quarters, including basic interior maintenance, cleaning, repair and painting.

         Effective August 1, 1998, Maytag acquired the government contracts and related assets of Weather Data Services, Inc. See "Business--Recent Developments." The Weather Data business consists of weather observation, weather forecasting and air traffic control services performed in various combinations at sixty-two locations throughout the United States pursuant to thirty-eight contracts with the United States government and certain local governmental agencies. The Weather Data contracts are generally for a base period of up to one-year, with multiple one-year extension options at the government's election. Substantially all of Weather Data's existing contracts have been extended for a one-year period ending September 1999, with remaining one year extension options ranging from none to three. The Weather Data contracts provide firm fixed-prices for specified services.

         Maytag's government contracts are subject to competitive bidding. Refueling, base housing maintenance and air terminal contracts are generally awarded to the bidder with the proposal which represents the "best value" to the government. Weather Data contracts have historically been awarded to the bidder with the lowest priced technically acceptable proposal. Maytag anticipates that Weather Data contracts will be awarded to some extent in the future on the basis of "best value." In a "best value" competition, the proposals are evaluated on the basis of price, prior performance history of the bidder and the merit of the technical proposal, creating a more subjective process.


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

RECENT DEVELOPMENTS

         LAX CARGO WAREHOUSE

         On June 18, 1996, the Company entered into a five year lease with the Los Angeles Department of Airports ("DOA") for a 174,000 square foot cargo warehouse. The Company remodeled and reconstructed portions of this cargo facility at a cost of approximately $9,600,000. The LAX warehouse facility commenced operations in April 1998. During the first eighteen months of the lease, the Company paid $50,000 annually in rent, following which rent increased to $174,000 per month. Commencing with the nineteenth month, the DOA began reimbursing the Company's construction costs through monthly rent credits at the rate of approximately $123,000 per month up to approximately $7,400,000. If the lease is not renewed after sixty months, the unreimbursed portion of construction costs, up to the $7,400,000 maximum, will be paid by the DOA to Mercury.

         CHARLESTON FBO

         In June 1997, the Company entered into a ten year operating agreement with the Charleston Aviation Authority (the "Charleston Authority") pursuant to which the Company obtained the right to operate an FBO at the Charleston International Airport in Charleston, South Carolina for ten years. Under the agreement, the Charleston Authority will construct an FBO facility, including executive terminal, aircraft hangar, aircraft ramp and tie-downs. The Company will pay a percentage of the construction costs, presently estimated at $800,000, which will be amortized over twenty years. If the lease is not renewed or terminates for any reason other than default by the Company, the unamortized portion will be reimbursed to the Company. The Charleston FBO is presently scheduled to open in November 1998.

         ACQUISITION OF ASSETS OF WEATHER DATA SERVICES, INC.

         On August 1, 1998, Mercury acquired thirty-eight government contracts and related assets to perform a combination of weather observation, weather forecasting and air traffic control services at sixty-two locations from Weather Data Services, Inc., an Iowa Corporation ("Weather Data"), for $3,500,000, including $2,500,000 in cash and $1,000,000 of the Company's Common Stock (subject to increase by up to 39,130 shares to the extent that the market value of the shares originally issued is less than $1,000,000 on August 1, 1999). The Weather Data transaction was completed, subject to a rescission right, in the event that the government does not consent to novation of 80% or more of the government contract backlog on or before January 1, 1999. The Company's Common Stock and $2,000,000 of the cash purchase price have been held in escrow to secure the recission right. The Company has already obtained certain novation consents and believes that the balance will be obtained by the January 1, 1999 deadline.

         ACQUISITION OF RENE PEREZ & ASSOCIATES, INC.

         On February 27, 1998, the Company acquired all of the outstanding capital stock of Rene Perez & Associates, Inc., a Florida corporation ("RPA"), a developer and installer of airline revenue accounting and related software, located in Miami, Florida, for $4,220,000. The purchase price consisted of $3,000,000 in cash and 160,000 shares of Mercury Common Stock valued at $1,220,000 based on the closing price of $7.625 per share.

         ACQUISITION OF ASSETS OF INTERMODAL

         On March 31, 1998, the Company acquired the assets, including leaseholds, contract rights, equipment and operating rights, of a cargo handling company located at William B. Hartsfield International Airport in Atlanta, Georgia from Corporate Express Delivery Leasing--Southeast, Inc. for $422,000 in cash.

         ACQUISITION OF AERO FREIGHTWAYS INC.

         On January 16, 1998, the Company acquired all of the outstanding stock of Aero Freightways Inc., a general cargo sales agent located in Ontario, Canada. The purchase price consisted of a variable capital debenture with a face value of $227,000 which is payable over three years.

         BURBANK FBO

         In October 1997, the Company entered into a new lease for its Burbank FBO with the Burbank-Glendale-Pasadena Airport Authority. Pursuant to the terms of the lease, the Company will construct new hangar and executive terminal facilities and will refurbish some of its existing facilities at a cost of approximately $9.0 million. Upon completion of the construction, the Company's lease will be extended through 2025. The Company anticipates completion of the new hangars in the spring of 1999 and the executive terminal in the summer of 1999.

          MAJOR CUSTOMERS

         During fiscal 1998, EVA Airways Corporation accounted for approximately 16% of cargo operations revenue and Western Pacific Airlines, Inc., which ceased operations in February 1998, accounted for 15% of fuel sales and service revenues. During fiscal 1998, government contract services consisted entirely of revenues from agencies of the United States Government. No other customers accounted for over 10% of Mercury's consolidated revenue or 10% of revenues for any of the four operating units.

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

         COMPETITION

         Mercury competes with major companies which maintain their own source of aviation fuel and with other aircraft support companies whose total sales and financial resources far exceed those of Mercury. In addition, certain airlines provide cargo and fueling services comparable to those furnished by Mercury. At LAX, Mercury competes with, in addition to the airlines, three independent fuel delivery services providers and primarily with one non-airline entity with respect to air cargo handling. In Miami and for Canadian operations, Mercury competes with airlines and several other non-airline entities for air cargo handling business. Generally, FBOs have a minimum of one competitor at each airport. Mercury has many principal competitors with respect to government contracting services including certain small disadvantaged businesses which receive a ten percent (10%) cost advantage with respect to certain bids and set asides of certain contracts. Substantially all Mercury's services are subject to competitive bidding. Mercury competes on the basis of price and quality of service.

         ENVIRONMENTAL MATTERS

         Mercury must continuously comply with federal, state and local environmental statutes and regulations associated with its numerous underground fuel storage tanks. These requirements include, among other things, tank and pipe testing for tightness, soil sampling for evidence of leaking and remediation of detected leaks and spills. To date, there have been no material capital expenditures nor has there been a material negative impact on Mercury's earnings or competitive position in performing such compliance and related remediation work. Mercury knows of no basis for any notice of violation or cease and abatement proceeding by any governmental agency as a result of failure to comply with applicable environmental laws and regulations.

         In order to comply with applicable federal standards for underground fuel storage systems, the Company will either retrofit, replace or cease operating all existing, owned underground fuel storage systems by January 1, 1999. Retrofit requirements include installation of cathodic protection, spill containment and automatic shut-off devices. The Company will elect, to the extent permitted by applicable regulations, to construct new, above-ground fuel storage systems which the Company believes will be cost effective by rendering inapplicable existing underground fuel storage taxes. The Company has developed site specific plans and budgets for this compliance project which call for a capital expenditure of approximately $2.5 million. The Company anticipates completion of all contemplated fuel farm retrofit and replacement projects by the January 1, 1999 deadline. Any unexpected delay, however, could require closure of a fuel farm facility and adversely affect the Company's profitability. See "Business--Properties." While the system retrofits and replacements will reduce future environmental contamination risks, excavation associated with the work may uncover previously unsuspected contamination which may require remediation.

         EMPLOYEES

         As of August 31, 1998, Mercury employed 1241 full-time and 366 part-time persons in its following operating units: fuel sales and services, 264 full-time and 6 part-time persons; cargo handling, 299 full-time and 3 part-time persons; FBOs, 299 full-time and 40 part-time persons; and government contract service, 379 full-time and 317 part-time persons. Mercury is in the process of negotiating a collective bargaining agreement for its government refueling operation at Point Mugu, California. Maytag has collective bargaining agreements which affect approximately 133 employees in its Weather Data operation. Management believes that, in general, wages, hours, fringe benefits and other conditions of employment offered throughout Mercury's operations are at least equivalent to those found elsewhere in its industry and that its general relationship with its employees is satisfactory.

ITEM 2.     PROPERTIES.

         Listed below are the significant properties leased or owned by Mercury as of September 15, 1998:


                          LEASED
                            OR          ANNUAL       EXPIRATION                                    FACILITY
        LOCATION          OWNED         RENTAL        OF LEASE         ACTIVITY AT FACILITY        DESCRIPTION
        --------          -----         ------        --------         --------------------        -----------
CORPORATE
HEADQUARTERS
------------
5456 McConnell            Owned         N/A            N/A             Landlord, executive and      20,000 sq.ft.
Los Angeles,                                                           support personnel            building
California (2)                                                         offices

MAYTAG  OPERATIONS
6145 Lehman Drive,        Owned         N/A            N/A             Landlord, executive and      8,000 sq.ft. offices
Suite 300                                                              support personnel
Colorado Springs,                                                      offices
CO (3)

RPA BUILDINGS
129 S.W. 36th Court       Owned         N/A            N/A             Land                         10,846 sq. ft.
Miami,  FL
101 S.W. 36th Court       Owned         N/A            N/A             Land                         7,210 sq. ft.
Miami,  FL
119 S.W. 36th Court       Owned         N/A            N/A             Office Building              1,401 sq. ft.
Miami,  FL
115 S.W.  36th Court      Owned         N/A            N/A             Office Building              3,865 sq. ft.
Miami,  FL
2000 N.W. 89th PL         Owned         N/A            N/A             Office Building              22,400 sq. ft.
Miami,  FL (4)                                                                                      Office Building

HARTSFIELD ATLANTA
INT'S AIRPORT
996 Toffie Terrace        Leased        $550,100       May             Cargo handling               71,100 sq. ft. of
Atlanta,  GA (6)                                       2000            warehouse with offices       cargo warehouse
                                                                                                    facility with 3,350
                                                                                                    sq. ft. of offices on
                                                                                                    5.3 acres

LOS ANGELES INT'L
AIRPORT
6851 W. Imperial          Leased        $469,000       December        Cargo hangar, with           60,000 sq.ft. of
Highway,                                               1999            offices and executive        offices and cargo
Los Angeles,  CA                                                       offices rented to            warehouse facility
                                                                       customers                    on 5.5 acres.
6060 Avion Drive          Leased        $2,088,000     June            Cargo handling               174, 000 sq.ft.
Los Angeles, CA                                        2001            warehouse with offices       offices and cargo
                                                                                                    warehouse facility

LESTER B. PEARSON
INT'L  AIRPORT
Building D                Leased        $144,000       month to        Cargo handling               16,870 sq. ft.
Toronto,  AMF                                          month           warehouse with offices       warehouse space
Ontario                                                                                             and 4,556 sq. ft. of
                                                                                                    offices

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

MIRABEL INT'L
AIRPORT
12005, Rue Cargo          Leased        $50,400        November        Cargo handling               12,500 sq.ft.
A-3, Suite 102                                         2005            warehouse with offices       warehouse
Mirabel, Quebec

MIAMI INT'L AIRPORT
2261 N.W. 66th Ave,       Leased        $683,000       September       Cargo handling               47,500 sq.ft.
Bldg. 702                                              2001            warehouse with offices       warehouse and
Miami, FL                                                                                           43,200 sq.ft. of
                                                                                                    office space

LOS ANGELES INT'L
AIRPORT
7000 World Way            Leased        $305,000       Month-to-       Service and refueling of     2,000 sq.ft. of
West Los Angeles,                                      Month           private aircraft             executive terminal
CA                                                                                                  on 1.93 acres

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

BAKERSFIELD AIRPORT
1601 Skyway Drive         Leased        $22,000        February        Offices and refueling of     2,000 sq. ft.
Bakersfield, CA                                        2008            commercial and private       building on 5.0
                                                                       aircraft                     acres
1801 Skyway Drive         Leased        $44,000        February        Landlord, service and        Three buildings
Bakersfield, CA                                        2008            refueling of commercial      totaling 49,200 sq.
                                                                       and private aircraft         ft. on 17.2 acres
1201 Skyway Drive         Leased        $46,000        June 2001       Landlord, service and        30,000 sq. ft.
Bakersfield, CA                                                        refueling of commercial      hangar on 2.7
                                                                       and private aircraft         acres
1301 Skyway Drive         Leased        $21,000        Month-to-       Landlord, service and        1,200 sq. ft.
Bakersfield, CA                                        Month           refueling of commercial      building on 10.86
                                                                       and private aircraft         acres
1550 Skyway Drive         Leased        $25,000        March           Landlord, service and        35,940 sq. ft.
Bakersfield, CA                                        2015            refueling of commercial      executive offices
                                                                       and private aircraft         and terminal and
                                                                                                    hangars on 6.14
                                                                                                    acres

BURBANK-GLENDALE-
PASADENA AIRPORT
4301/4405/4407/440        Leased        $1,391,661     December        Landlord, service and        156,200 sq. ft. of
9/4411/4531 Empire                                     2000            refueling of commercial      offices, hangars,
Avenue                                                                 and private aircraft         and shop facilities
10660/10670/10700/
10750/10760/10800/                                                                                  710,508 sq. ft. of
10820  Sherman                                                                                      offices, hangars
Way, Burbank, CA                                                                                    and shop facilities
(7)                                                                                                 on 16.3 acres
6920 Vineland Ave.        Leased        $187,000       November        Landlord, service and        5,200 sq. ft. of
No. Hollywood, CA                                      1999            refueling of commercial      offices, hangars
                                                                       and private aircraft         and shop facilities

CHARLESTON
INTERNATIONAL
AIRPORT
6060 S Aviation Wy.       Leased        $161,160       August          Terminal, office, and        9,000 sq. ft.
N. Charleston, SC                                      2007            hanger officer               Building
(5)                                                                                                 35,000 sq. ft.
                                                                                                    Aircraft Hanger
                                                                                                    59,000 sq. ft.
                                                                                                    parking lot

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

(2) This property was purchased in April 1994 for $1,800,000 and is subject to a first mortgage in the sum of $ 682,500 at June 30, 1998 repayable in equal monthly installments of principal of $9,750, plus interest at 7.5% per annum, the last payment due in April 2004.

(3) This property was purchased in May 19, 1995 for $515,000 and is subject to a first mortgage in the sum of $387,000 at June 30, 1998 repayable with interest at 9% in equal monthly installments of approximately $4,450, the last payment due May 2010.

(4) This property was purchased in June 1998 for $2,000,000 and is subject to a first mortgage in the sum of $1,600,000 at June 30, 1998 repayable in equal monthly installments of principal of $13,333, plus interest at LIBOR plus 2% per annum, the last payment due in June 2008.

(5)  This lease will go into effect once occupancy occurs.

(6) This lease is subject to the right of Delta to exercise an option to acquire the property upon a two year notice.

(7) This lease is subject to an automatic extension of the initial term upon substantial completion of construction. The automatic extension will extend the term until April 2025.


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

          At most commercial airports where Mercury operates FBOs, Mercury maintains its own fuel storage capabilities. On or before January 1, 1999, Mercury must replace, retrofit or close most of its existing underground fuel storage facilities in order to comply with applicable federal regulations.
See "Business--Environmental Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The following table summarizes Mercury's existing and contemplated fuel storage facilities.

                                            Approximate           Proposed
                                             Capacity              Upgrade
Location                                     (gallons)            (gallons)
--------                                    -----------           ---------
Los Angeles, California                     310,000(UG)           310,000(UG)(1)
Bakersfield, California                     105,000(UG)            98,000(AG)
Burbank, California                         119,000(UG)             ----(2)
Santa Barbara, California                    42,000(UG)             ----(3)
Reno, Nevada                                100,000(AG)           100,000(AG)(4)
Ontario, California                          86,000(UG)            86,000(UG)(1)
Dallas, Texas                                57,000(UG)            57,000(UG)(5)
Corpus Christi, Texas                        22,000(AG)            22,000(AG)(4)
Atlanta, Georgia (Hartsfield)                48,000(AG)            48,000(AG)(4)
Atlanta, Georgia(Peachtree)                  48,000(AG)            48,000(AG)(4)
Fresno, California                          121,000(UG)            73,000(AG)
Bedford, Massachusetts                       32,000(AG)            32,000(AG)(4)
Nashville, Tennessee                            ---                26,000(AG)
Charleston, South Carolina                      ---                25,000(AG)

(AG) = Above-ground fuel storage
(UG) = Under-ground fuel storage
(1) Retrofit of existing system.
(2) System will be closed with consortium fuel farm used as an alternative.
(3) Interim operations without a fuel farm pending determination of long-term status of the location.
(4) No modification required.
(5) Facility owned by a third-party who will perform required modification, if any.


          Subject to completion of the fuel farm upgrade projects on schedule, management believes that Mercury's property and equipment are adequate for its present business needs. Mercury fully utilizes the real properties it owns or leases for its business. Mercury's operating profits are substantially dependent on a number of its leased facilities which enjoy strategic airport locations and could be adversely affected by a failure to obtain alternative facilities or renew a lease at expiration.

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

                                                                        High         Low
                                                                        ----         ---
FISCAL 1998:
Quarter ended September 30, 1997...............................       $ 7.38        $5.94
Quarter ended December 31, 1997................................         7.50         5.38
Quarter ended March 31, 1998...................................         9.00         5.81
Quarter ended June 30, 1998....................................         8.19         7.13

FISCAL 1997:
Quarter ended September 30, 1996...............................       $ 6.40        $5.50
Quarter ended December 31, 1996................................         6.30         5.50
Quarter ended March 31, 1997...................................         6.40         5.60
Quarter ended June 30, 1997....................................         6.50         5.63


As of September 9, 1998, there were approximately 378 holders of record.

         During Fiscal 1997, Mercury paid approximately $321,000, at the rate of $.0125 per share, in quarterly dividends on its Common Stock. In September 1997, the Company's Board of Directors terminated the quarterly dividend plan in favor of allocating these funds towards repurchasing Company common shares in the open market from time to time. Mercury intends to review its dividend policy from time to time in light of Mercury's earnings, financial condition and other relevant factors, including applicable covenants in debt and other agreements. In this regard, Mercury's loan agreement with its lenders prohibits the payment of cash dividends.

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


                               YEAR ENDED JUNE 30,
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                          1998             1997              1996             1995              1994
                                          ----             ----              ----             ----              ----
OPERATING DATA
SALES AND REVENUES                          $240,111         $279,380          $225,374         $183,000          $103,069
COSTS AND EXPENSES                           211,981          256,310           206,960          166,427            90,404
                                        ------------     ------------      ------------     ------------      ------------
GROSS MARGIN                                  28,130           23,070            18,414           16,573            12,665

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                        6,161            6,296             5,106            4,458             3,847

PROVISION FOR BAD DEBTS                        1,971            1,810               945              905               414

DEPRECIATION AND AMORTIZATION                  5,040            3,953             2,818            2,409             2,049

LOSS RESULTING FROM BANKRUPTCY                 7,050                -                 -                -                 -
OF A CUSTOMER

INTEREST EXPENSE                               3,542            3,393             2,375            1,478             1,080

OTHER EXPENSE (INCOME)                         (595)              370             (596)               11               106
                                       -------------     ------------      ------------     ------------      ------------
INCOME BEFORE INCOME TAXES                     4,961            7,248             7,766            7,312             5,169

PROVISION FOR INCOME TAXES                     1,934            2,869             3,086            3,005             2,174
                                        ------------     ------------     -------------    -------------     -------------
NET INCOME                                    $3,027           $4,379            $4,680           $4,307            $2,995
                                        ============     ============      ============     ============      ============

NET INCOME PER SHARE:

BASIC                                          $0.42            $0.58             $0.63            $0.58             $0.57

DILUTED                                        $0.38            $0.49             $0.56            $0.55             $0.43


BALANCE SHEET DATA                                                          At June 30,
                                                1998             1997              1996             1995              1994
                                          ----------       ----------        ----------       ----------        ----------
TOTAL ASSETS                                $111,741          $92,637          $ 79,123          $54,210           $35,442

SHORT-TERM DEBT (INCLUDING
CURRENT PORTION OF LONG-TERM
DEBT)                                          3,732            1,878             2,555            2,607             2,317

LONG-TERM DEBT                                30,619           15,195             6,893           17,104             8,650

CONVERTIBLE SUBORDINATED
DEBENTURES                                    28,090           28,115            28,115                -                 -

DIVIDENDS PER COMMON SHARE                         -            .0425             .0425             0.02                 -


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS - FISCAL 1998, 1997 AND 1996.

The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company's four operating units, as well as selected other financial statement data.


                                                                        Year Ended June 30,
                                        -----------------------------------------------------------------------------------
                                                                          ($ in millions)
                                        -----------------------------------------------------------------------------------
                                                   1998                        1997                        1996
                                                          % of                        % of                        % of
                                           Amount         Total        Amount         Total        Amount         Total
                                                        Revenues                    Revenues                    Revenues
                                        -----------   ------------   ----------   ------------   ----------    ----------
Revenues:
Fuel Sales and Services                    $156.5          65.2%       $207.8          74.4%       $178.6          79.3%
FBOs                                         45.1          18.8          36.5          13.1          17.4           7.7
Cargo Operations                             21.5           8.9          18.8           6.7          15.5           6.9
Government Contract Services                 17.0           7.1          16.3           5.8          13.8           6.1
                                           ------          ----        ------          ----        ------        ------
 Total Revenues                            $240.1           100%       $279.4           100%       $225.4           100%
                                           ======          ====        ======          ====        ======        ======

                                           Amount       % of Unit      Amount       % of Unit      Amount       % of Unit
                                                        Revenues                    Revenues                    Revenues
                                        -----------   ------------   ----------   ------------   ----------    ----------
Gross Margin (1):
Fuel Sales and Services                     $ 8.6           5.5%            $8.6        4.1%        $ 7.9           4.4%
FBOs                                          9.7          21.5              6.2       16.8           2.8          16.0
Cargo Operations                              5.3          24.8              5.0       26.9           4.7          30.5
Government Contract Services                  4.5          26.7              3.3       20.5           3.0          21.7
                                            -----         -----            -----       ----         -----          ----
    Total Gross Margin                      $28.1          11.7%           $23.1        8.3%        $18.4           8.2%
                                            =====         =====            =====       ====         =====          ====

                                                          % of                        % of                        % of
                                           Amount         Total        Amount         Total        Amount         Total
                                                        Revenues                    Revenues                    Revenues
                                        -----------   ------------   ----------   ------------   ----------    ----------
Selling, General and Administrative          $6.2           2.6%         $6.3           2.3%         $5.1           2.3%
Provision for Bad Debts                       2.0            .8           1.8            .6           0.9           0.4
Depreciation and Amortization                 5.0           2.1           4.0           1.4           2.8           1.3
Loss Resulting from Bankruptcy of a           7.1           2.9
Customer
Interest Expense and Other                    2.9           1.3           3.8           1.3           1.8           0.8
                                              ---           ---          ----          ----         -----          ----

Income before Income Taxes                    4.9           2.1           7.2           2.6           7.8           3.4
Provision for Income Taxes                    1.9            .8           2.9           1.0           3.1           1.4
                                             ----           ---          ----          ----           ---          ----
    Net Income                               $3.0           1.3%         $4.4           1.6%         $4.7           2.1%
                                             ====           ===          ====          ====          ====          ====

(1) Gross Margin as used here and throughout Management's discussion excludes depreciation and amortization and selling, general and administrative expenses.

Fiscal Year Ended June 30, 1998 Compared to Fiscal Year Ended June 30, 1997

         Revenue decreased 14.1% to $240.1 million in fiscal 1998 from $279.4 million in fiscal 1997. Gross margin increased 21.9% to $28.1 million in fiscal 1998 from $23.1 million in fiscal 1997.

         Revenues from fuel sales and services represented 65.2% of total revenues in fiscal 1998 compared to 74.4% of total revenue in fiscal 1997. Revenues from fuel sales and services in fiscal 1998 decreased 24.7% to $156.5 million from $207.8 million in fiscal 1997. The decrease in revenues from fuel sales and services was due to a decrease in both the price of fuel and volume of fuel sold. The volume of fuel sold declined as a result of the loss of Western Pacific Airline, Inc's ("WPAI") business, which constituted 15% of fuel sales and service revenue in both periods, in February 1998 when the carrier ceased operations, and the loss of certain other customers. Average fuel prices decreased approximately 14% in fiscal 1998 as compared to fiscal 1997. Gross Margin from fuel sales and services was $8.6 million in fiscal 1998 and fiscal 1997. Gross margin as a percentage of revenue increased in fiscal 1998 to 5.5% from 4.1% in fiscal 1997. Because the Company prices its fuel on a per gallon basis, gross margin as a percentage of revenue was enhanced as a result of the lower per gallon price of fuel in fiscal 1998 as compared to fiscal 1997 and due to an absolute increase in average per gallon margins. Revenues and gross margins from fuel sales and services include the activities of Mercury's contract fueling business as well as activities from a number of other commercial services including the provision of certain refueling services, non-aviation fuel brokerage and other services managed at LAX as part of Mercury's fuel sales and service operations. In addition, fuel sales and services include the activities of Mercury's wholly owned subsidiary, RPA, a developer and installer of airline revenue accounting and related software, subsequent to its acquisition in February 1998. Revenues from RPA in fiscal 1998 were approximately $1.6 million.

         Revenues from FBOs in fiscal 1998 increased 23.5% to $45.1 million from $36.5 million in fiscal 1997 and increased as a percentage of total revenues to 18.8% in fiscal 1998 from 13.1% in fiscal 1997. The increase in revenue for FBOs was due to partial periods of revenue, as five FBOs were acquired in August 1996, one FBO was acquired in November 1996, one FBO was acquired in January 1997 and another FBO was acquired effective the beginning of fiscal 1998. Revenues from these FBOs were included for all of fiscal 1998. The increase in FBO revenue is consistent with the Company's goal of increasing the service sectors of its business as a percentage of total revenue. Gross margin from FBOs in fiscal 1998 increased 57.6% to $9.7 million from $6.2 million in fiscal 1997 due to higher revenues, higher per gallon fuel margins and lower fuel costs.

         Revenues from Cargo operations in fiscal 1998 increased 14.4% to $21.5 million from $18.8 million in fiscal 1997. The increase was primarily attributable to higher space brokerage activity. Gross margin from cargo operations in fiscal 1998 increased 5.7% to $5.3 million from $5.0 million in fiscal 1997. Gross margin decreased to 24.8% of revenue from 26.9% last year due to higher operating costs in the warehouse operations, partially due to the expansion of facilities in the current year at LAX and in Montreal. At LAX, warehouse operating costs increased approximately 47% in the fourth quarter of fiscal 1998 as compared with the fourth quarter of fiscal 1997, while revenue rose only 18% in the comparable period. Growth of warehouse revenue at LAX will depend upon adding new customers and increasing revenue from current customers some of whom have experienced a reduction in the volume of cargo transported as a result of the worldwide economic slow down.

         Revenues from government contract services in fiscal 1998 increased 4.3% to $17.0 million from $16.3 million in fiscal 1997. The increase in revenue was due to the Central and South American air terminal contract added in June 1997 and the Pacific air terminal contracts added in January 1998, offset partially by the loss of contracts at Fallon, Nevada and Monterey, California during fiscal 1998. Gross margin from government contract services in fiscal 1998 increased 35.9% to $4.5 million from $3.3 million in fiscal 1997 primarily as a result of the addition of higher margin air terminal business contracts for Central and South American and the Pacific Rim which replaced the two lower margin refueling and base housing maintenance contracts which were lost.

         Selling, general and administrative expenses in fiscal 1998 decreased 2.1% to $6.2 million from $6.3 million in fiscal 1997 due to lower compensation expense.

         Provision for bad debts in fiscal 1998 increased 8.9% to $1.97 million from $1.81 million in fiscal 1997 reflecting a higher reserve rate based on experience. This excludes the impact in fiscal 1998 of losses stemming from the bankruptcy of WPAI.

         Depreciation and amortization expense in fiscal 1998 increased 27.5% to $5.04 million from $4.0 million in fiscal 1997 principally due to acquisition of eight FBO locations since August 1996.

         On October 5, 1997, WPAI filed bankruptcy, resulting in a $7,050,000 loss in fiscal 1998. The charge included a $5 million reduction in restricted cash and approximately $2,050,000 write off of WPAI's account receivable. The restricted cash consisted of pledged certificates of deposits which guaranteed bank loans to WPAI.

         Income tax expense approximated was 39.0% of pretax income for fiscal 1998 and 39.6% for fiscal 1997, reflecting the Company's effective income tax rate.


Fiscal Year Ended June 30, 1997 Compared to Fiscal Year Ended June 30, 1996

         Revenue increased 24.0% to $ 279.4 million in fiscal 1997 from $225.4 million in fiscal 1996. Gross margin increased 25.2% to $23.1 million in fiscal 1997 from $18.4 million in fiscal 1996.

         Revenues from fuel sales and services represented 74.4% of total revenues in fiscal 1997 compared to 79.3% of total revenues in fiscal 1996. Revenues from fuel sales and services in fiscal 1997 increased 16.3% to $207.8 million from $178.6 million in fiscal 1996. The increase in revenues from fuel sales and services was primarily due to an increase in the average price of fuel during fiscal 1997. Average fuel prices increased approximately 12% in fiscal 1997 as compared to fiscal 1996. Gross margin from fuel sales and services in fiscal 1997 increased 8.4% to $8.6 million from $7.9 million in fiscal 1996 primarily due to an increase in into-plane revenues. Because the Company prices its fuel on a per gallon basis, the Company's gross margin as a percentage of revenue for fuel sales and services declined from 4.4% in fiscal 1996 to 4.1% in fiscal 1997 primarily due to an increase in the average price of fuel in fiscal 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

         Mercury has financed its operations primarily through operating cash flow, bank debt and the issuance of $19 million of tax exempt bonds in 1998 and $28 million of convertible subordinated debentures in 1996.

         Net cash provided by operating activities was $23,183,000 during fiscal 1998. The primary source of net cash provided by operating activities was net income plus depreciation and amortization totaling $8,067,000, bad debt expense totaling $9,021,000 and a reduction in trade and other accounts receivable of $5,224,000. Bad debt expense includes loss resulting from bankruptcy of WPAI of $7,050,000 plus provision for bad debts of $1,971,000.

         Net cash used in investing activities was $24,847,000 during fiscal 1998. The primary uses of cash from investing activities included $16,784,000 in additions to property, equipment and leaseholds and $9,161,000 in restricted cash related to the tax exempt bonds. The primary source of cash provided by investing activities was a reduction of $2,899,000 in notes receivable.

         Net cash provided by financing activities was $6,611,000 during fiscal 1998. The primary source of cash from financing activities during this period was borrowings of $19,942,000, principally from the issuance of tax exempt bonds. The primary use of cash in financing activities was the reduction in long-term debt of $9,182,000.

         On April 2, 1998, the Company raised $19 million from a tax exempt bond financing pursuant to a loan agreement between the Company and the California Economic Development Financing Authority, ("CEDFA"). These funds are being used to finance the Company's LAX Cargo warehouse expansion and expansion of its Burbank FBO. See "Business--Recent Developments." At June 30, 1998, the Company borrowed $9,889,000 of the bond proceeds related to costs incurred to date and paid down a $4.4 million term loan. The loan carries a variable rate which is based on a weekly remarketing of the tax exempt bonds issued by CEDFA. (Since the issuance of the bond, the per annum interest rate has averaged 3.17% through September 17, 1998). The Company's senior bank group has issued a one-year, renewable letter of credit in the amount of approximately $19.3 million to secure the Company's obligations under the loan agreement. The loan will be repaid at the rate of $500,000 every six months with a redemption of $4 million at the end of the fifteenth year.

         In March 1997, the Company entered into a senior unsecured bank credit facility consisting of a $25,000,000 Revolver and various term facilities. In connection with the issuance of the tax exempt bonds, the Revolver was subsequently reduced to $18.6 million and matures in October 1999. At June 30, 1998, Mercury had no outstanding borrowings under the Revolver. The principal balance of the term loans at June 30, 1998 was approximately $ 5,736,000. The term loans are amortized and paid on a monthly basis of approximately $79,000 plus interest and mature in October 2001.

         In February 1996, the Company issued $28,115,000 principal amount of 7.75% convertible subordinated debentures due February 1, 2006. The debentures are convertible into shares of the Company's common stock at a price of $7.29456.

         The Company's accounts receivable balance was $38,387,000 at June 30, 1998 and $43,924,000 at June 30, 1997. The accounts receivable balance declined principally due to the reduction in fuel sales revenue. A note receivable of approximately $940,000 at June 30, 1998 is due from an airline customer of the Company for the purchase of fuel. The note bears interest at 9% per annum and is due in monthly installments of principal and interest through December 1998. Accounts receivable days outstanding for the quarters ended June 30, 1998 and 1997 were 70 as compared to 63 days based upon consolidated revenue for each period. Accounts receivable days outstanding increased primarily due to fuel sales and service revenue declining to 65.2% of total revenues in the fourth quarter of fiscal 1998 from 74.4% in the year ago period. Accounts receivable days outstanding are impacted by a high volume of fuel brokerage which is reported in revenues on a net margin basis and a high concentration of fuel sales to customers with extended payment terms. Allowance for doubtful accounts decreased to $ 1,686,000 at June 30, 1998 from $1,875,000 at June 30, 1997.

         The Company's recurring capital expenditure requirements have been related to the acquisition of refueling and ground handling equipment for both commercial and government contract service operations. During fiscal 1996, 1997 and 1998, respectively, the Company spent approximately $2,300,000, $1,800,000 and $3,000,000 to purchase refueling and ground handling equipment for its commercial and government contract service operations. During the last three fiscal years, the Company has also made substantial expenditures to acquire and construct facilities and businesses to expand its operations. In fiscal 1996, the Company spent approximately $1,900,000 for property and equipment in the acquisition of assets of Excel Cargo, Inc. In fiscal 1997, the Company acquired certain assets of six FBOs for $9,000,000, which consisted of $4,350,000 cash and a promissory note in the principal amount of $4,650,000. In addition, in January 1997, the Company purchased an FBO in Fresno, California for $2,800,000 cash. In July 1997, the Company acquired certain assets of an FBO located in Nashville, Tennessee for $4,250,000 cash. To fund this acquisition, the Company borrowed an additional $4,250,000 under its Term Loan facilities. During fiscal 1998, the Company spent approximately $9,600,000 to remodel and construct a cargo warehouse at LAX, $300,000 to pay for a portion of the construction of an FBO in Charleston, South Carolina, $422,000 to acquire the assets of a cargo handling operation at William B. Hartsfield International Airport in Atlanta, Georgia, and $4,220,000 ($3,000,000 in cash and $1,220,000 worth of Mercury Common Stock) to acquire the outstanding stock of RPA, a developer and installer of airline revenue accounting and related software. Effective August 1, 1998, Maytag acquired thirty-eight government contracts and related assets from Weather Data for $2,500,000 in cash and $1,000,000 in stock (subject to upward adjustment to the number of shares issued based on the valuation one year following the closing). See "Business-- Recent Developments."

         During fiscal 1999, the Company has committed to build a new FBO operation in Burbank, California at an estimated cost of $9,000,000. At June 30, 1998, approximately $2,200,000 of these costs had been incurred. See "Business -- Recent Developments." The Company will also retrofit or replace a number of fuel farms during fiscal 1999 at an estimated cost of $2,500,000. See

"Business--Properties." Amounts drawn down in connection with the CEDFA bond financing will be used to finance the Burbank FBO construction, while existing lines of credit will finance the fuel farm modifications.

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

         Subsequent to June 30, 1998, the Company repurchased 580,000 shares of common stock for approximately $4,256,000 and $1,000,000 of convertible subordinated debentures. The Company presently has authority to purchase up to $2,527,000 in additional shares of common stock under its existing board resolutions and credit facilities and plans to engage in periodic repurchases.

         Inflation

         The Company believes that inflation has not had a significant effect on its results of operations during the past three fiscal years.

         Year 2000 Issue

         The Company has established a year 2000 compliance plan which is substantially complete. The compliance program primarily involves information technology, facilities and equipment and major suppliers of jet fuel. To date, the Company has spent less than $100,000 and the total estimated cost related to year 2000 compliance is approximately $100,000.

         The Company has substantially completed a year 2000 compliance program for information technology and is currently in the testing phase. All required information technology changes are anticipated to be operational by the third quarter of fiscal 1999. The Company does not believe that year 2000 issues affecting its facilities and equipment are substantial. The Company, however, conducts most of its business on airport properties and, as such, is dependent on various third parties to complete aspects of year 2000 compliance which will ensure that airport operations are not significantly impacted or interrupted. While the Company has no reason to believe that year 2000 compliance by these third parties will not be substantially completed on time, the Company can give no assurance to that effect. With respect to major suppliers, the Company believes year 2000 compliance issues will not affect its ability to continue purchasing jet fuel in sufficient quantities, given the number of alternative sources.

         No contingency plans have been developed for information technology since the Company believes that its compliance program will be completed timely.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The Company currently utilizes no material derivative financial instruments which expose the Company to significant market risk. However, the Company's cash flow, earnings, and the fair value of its debt, may be adversely effected due to changes in interest rates with respect to its long-term debt. The table below presents principal cash flows and related weighted average interest rates of the Company's long-term debt at June 30, 1998 by expected maturity dates. Weighted average variable rates are based on rates in effect at June 30, 1998. These rates should not be considered a predictor of actual future interest rates.

                             Expected Maturity Date


                         June-99      June-00       June-01      June-02       June-03    Thereafter      Total       Fair Value
                         -------      -------       -------      -------       -------    ----------      -----       ----------
Fixed Rate
Convertible
Debenture                      0            0             0            0             0     28,090,000    28,090,000     28,090,000

Average Interest
Rate                       7.75%        7.75%         7.75%        7.75%         7.75%          7.75%         7.75%

Fixed Rate Other
Debt                     647,000      389,000       327,000      311,000       326,000        448,000     2,448,000      2,448,000

Average Interest
Rate                       8.26%        8.19%         8.25%        8.49%         8.48%          8.93%         8.31%

Variable Rate Tax
Exempt Bonds (1)       1,000,000    1,000,000     1,000,000    1,000,000     1,000,000     14,000,000    19,000,000     19,000,000

Average Interest
Rate                       3.30%        3.30%         3.30%        3.30%         3.30%          3.30%         3.30%

Variable Rate
Other Debt (2)         2,085,000    2,128,000     2,175,000    2,080,000     1,903,000      2,532,000    12,903,000     12,903,000

Average Interest           7.73%        7.76%         7.78%        7.79%         7.78%          7.82%         7.76%
Rate

(1) The interest rate is based upon a weekly remarketing of the bonds.
(2) Consists of debt under which interest rates will fluctuate based upon changes in the prime rate or LIBOR.

         In making its determination as to the balance of fixed and variable rate debt, the Company considers the interest rate environment (including interest rate trends), borrowing alternatives and relative pricing. The Company periodically monitors the balance of fixed and variable rate debt, and can make appropriate corrections either pursuant to the terms of debt agreements or through the use of swaps and other financial instruments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Part IV, Item 14, pages F1 through F20 immediately following.

ITEM 9.     ACCOUNTING AND FINANCIAL DISCLOSURE DISPUTES.

         None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Reference is made to the information set forth under the caption "Election of Directors" of the Company's Proxy Statement for the annual meeting scheduled for December 4, 1998 (the "Proxy Statement") for a description of the directors and executive officers of the Company, which information is incorporated herein by reference.

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

Independent Auditors' Report................................................................F-1

Consolidated Balance Sheets as of June 30, 1998 and 1997....................................F-2

Consolidated Statements of Income for each of the three
      years in the period ended June 30, 1998...............................................F-3

Consolidated Statements of Cash Flows for each of the three
      years in the period ended June 30, 1998...............................................F-4

Consolidated Statements of Stockholders' Equity for each
      of the three years in the period ended June 30, 1998..................................F-5

Notes to Consolidated Financial Statements for the three
      years ended June 30, 1998.....................................................F-6 to F-19

(a) (2) Supplemental Schedule for each of the three years in the period ended
June 30, 1998:

Schedule II - Valuation and Qualifying Accounts............................................F-20

         All other items are not included in this Form 10-K for the reason that they are not applicable or are included in the information as set forth in the Consolidated Financial Statements or in the Notes to Consolidated Financial Statements.

(a) (3) Exhibits:

Exhibit
No.                                 Description
1.1      Underwriting Agreement for the Company's $25,000,000 7-3/4% Convertible
         Subordinated Debentures due February 1, 2006. (11)
3.1      Restated Certificate of Incorporation (4)
3.2      Form of Amendment to Restated Certificate of Incorporation creating the Series A 8%
         Convertible Cumulative Redeemable Preferred Stock (4)
3.3      Form of Amendment to Restated Certificate of Incorporation declaring the Separation
         Date for the Series A 8% Convertible Redeemable Preferred Stock (5)
3.4      Bylaws of the Company (4)
3.5      Amendment to Bylaws of the Company (10)
4.1      Form of Indenture between Mercury Air Group, Inc. and IBJ Schroder Bank & Trust
         Company.  (11)
4.2      Negotiable Promissory Note, dated as of June 21, 1996, from Mercury Air Group, Inc. to
         Raytheon Aircraft Services, Inc.  (13)
4.3      Legend Agreement, dated as of August 29, 1996 between Mercury Air Group, Inc. and
         Raytheon Aircraft Services, Inc.  (13)
10.1     Employment Agreement dated December 10, 1993 between the Company and Seymour
         Kahn (8)
10.2     Stock Purchase Agreement between the Company, SK Acquisition, Inc., Randolph E.
         Ajer, Kevin J. Walsh, Grant Murray and Joseph Czyzyk (2)
10.3     Company's 1990 Long-Term Incentive Plan (6)
10.4     Company's 1990 Directors Stock Option Plan (1)
10.5     Lease for 6851 West Imperial Highway, Los Angeles, California (4)
10.6     Memorandum Dated September 15, 1997 regarding Summary of Officer Life Insurance
         Policies with Benefits Payable to Officers or Their Designated Beneficiaries (15)
10.7     Memorandum dated September 15, 1995 regarding Summary of Bonus Plans for

         Seymour Kahn, Joseph Czyzyk and Randolph E. Ajer (10)
10.8     Memorandum dated September 15, 1995 regarding Summary of Bonus Plans for Kevin
         Walsh and William Silva (10)
10.9     The Company's 401(k) Plan consisting of LCI Actuaries, Inc. Regional Prototype
         Defined
         Contribution Plan and Trust and Adoption Agreement (7)
10.10    Non-Qualified Stock Option Agreement by and between the Company and
         Seymour Kahn dated January 21, 1993 (7)
10.11    Stock Purchase Agreement among the Company, SK Acquisition, Inc. and William L.
         Silva dated as of August 9, 1993 (8)
10.12    Stock Exchange Agreement dated as of November 15, 1994 between Joseph
         Czyzyk and the Company (9)
10.13    Employment Agreement dated November 15, 1994 between the Company and
         Joseph Czyzyk
10.14    Non-Qualified Stock Option Agreement dated August 24, 1995, by and between S.K.
         Acquisition and Mercury Air Group, Inc. (12)
10.15    Non-Qualified Stock Option Agreement dated March 21, 1996, by and between Frederick
         H. Kopko and Mercury Air Group, Inc. (12)
10.16    Credit Agreement by and among Sanwa Bank California, Mellon Bank, N.A., The First
         National Bank of Boston and Mercury Air Group, Inc. dated March 14, 1997. (14)
10.17    First Amendment to Credit Agreement and Related Loan Documents dated as of November 1997, by and among Sanwa Bank California, Mellon Bank,
         N.A., BankBoston, N.A. and Mercury Air Group, Inc.
10.18    First Amendment of 1998 to Credit Agreement and Other Loan Documents dated as of
         April 1, 1998, by and among Sanwa Bank California, Mellon Bank, N.A., BankBoston,
         N.A. and Mercury Air Group, Inc. (3)
10.19    Second Amendment of 1998 to Credit Agreement and Other Loan Documents
         dated as of April 1998, by and between Sanwa Bank California, Mellon
         Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc.
10.20    Third Amendment of 1998 to Credit Agreement and Other Loan Documents
         dated as of August 31, 1998, by and between Sanwa Bank California,
         Mellon Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc.
10.21    Loan Agreement between California Economic Development Financing Authority and
         Mercury Air Group, Inc. relating to $19,000,000 California Economic Development
         Financing Authority Variable Rate Demand Airport Facilities Revenue Bonds, Series
         1998 (Mercury Air Group, Inc. Project) dated as of April 1, 1998. (3)
10.22    Reimbursement Agreement dated as of April 1, 1998, by and among Sanwa Bank
         California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc. (3)
10.23    First Amendment to Reimbursement Agreement and Other L/C Documents as
         of August 31, 1998, by and between Sanwa Bank California, Mellon Bank,
         N.A., BankBoston, N.A. and Mercury Air Group, Inc.
21.1     Subsidiaries of Registrant
23.1     Consent of Deloitte & Touche LLP with respect to incorporation of their report on the audited financial statements contained in this Annual
         Report on Form 10-K in the Company's Registration Statement on Form S-8
         (Registration Statement No. 33-69414)

---------------------------------

(1) Such document was previously filed as Appendix A to the Company's Proxy Statement for the December 10, 1993 Annual Meeting of Shareholders and is incorporated herein by reference.

(2) Such document was previously filed as an Exhibit to the Company's Current Report on Form 8-K dated December 6, 1989 and is incorporated herein by reference.

(3) All such documents were previously filed as Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and are incorporated herein by reference.

(4) All such documents were previously filed as Exhibits to the Company's Registration Statement No. 33-39044 on Form S-2 and are incorporated herein by reference.

(5) Such document was previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 and is incorporated herein by reference.

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

(9) Such document was previously filed as an Exhibit to the Company's Current Report on Form 8-K dated November 15, 1994 and is incorporated herein by reference.

(10) All such documents were previously filed as Exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 1995 and are incorporated herein by reference.

(11) All such documents were previously filed as Exhibits to the Company's Registration Statement No. 33-65085on Form S-1 and are incorporated herein by reference.

(12) All such documents were previously filed as Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and are incorporated herein by reference.

(13) All such documents were previously filed as Exhibits to the Company's Report on Form 8-K filed September 13, 1996 and are incorporated herein by reference

(14) Such document was previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and is incorporated herein by reference.

(15) Such document was previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and is incorporated herein by reference.


(b) Reports on Form 8-K:

         None.

(c) Identification of management contracts and compensatory plans and arrangements:

         Exhibits 10.1, 10.2, 10.3, 10.4, 10.6, 10.7, 10.8, 10.9, 10.10, 10.11,
and 10.13 constitute the management contracts and compensatory plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K. Such documents are either filed as exhibits to this Annual Report on Form 10-K or were previously filed as exhibits to the filings indicated in the notes to Item 14(a) and are incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Los Angeles, State of California, on September 25, 1998.

                                            MERCURY AIR GROUP, INC.


                                            By:      /s/ Seymour Kahn
                                                ------------------------------
                                                 Seymour Kahn
                                                 Chairman of the Board and
                                                 Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signatures

Principal Executive Officer and Director:
  /s/ Seymour Kahn                                             Dated:  September 25, 1998
----------------------------------------------
Seymour Kahn
Chief Executive Officer and Director

Chief Operating Officer and Director:

  /s/ Joseph Czyzyk                                            Dated:  September 25, 1998
-------------------------------------------------
Joseph Czyzyk
Chief Operating Officer and Director

Principal Financial and Accounting Officer:

  /s/ Randolph E. Ajer                                         Dated:  September 25, 1998
----------------------------------------------
Randolph E. Ajer
Executive Vice President, Secretary and Treasurer

Additional Directors:


  /s/ Robert L. List                                           Dated:  September 25, 1998
--------------------------------------------------
Robert L. List
Director

  /s/ Philip J. Fagan, Jr., M.D.                               Dated:  September 25, 1998
--------------------------------------------
Philip J. Fagan, Jr., M.D.
Director

  /s/ William G. Langton                                       Dated:  September 25, 1998
--------------------------------------------
William G. Langton
Director

  /s/ Frederick H. Kopko, Jr.                                  Dated:  September 25, 1998
-------------------------------------------
Frederick H. Kopko, Jr.
Director

INDEPENDENT AUDITOR'S REPORT



The Board of Directors and Stockholders
Mercury Air Group, Inc.
Los Angeles, California


We have audited the accompanying consolidated balance sheets of Mercury Air Group, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mercury Air Group, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

Los Angeles, California
September 14, 1998

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                  ASSETS                                      JUNE 30,          JUNE 30,
                                                                                1998              1997
                                                                             ------------     -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                  $  7,836,000     $ 2,889,000
  Cash- restricted (Note 15)                                                                    7,000,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $1,686,000 at 6/30/98 and  $1,875,000 at 6/30/97               38,387,000      43,924,000
  Notes receivable - current portion                                              940,000       1,939,000
  Inventories, principally aviation fuel                                        1,539,000       1,948,000
  Prepaid expenses and other current assets                                     2,275,000       2,705,000
                                                                             ------------     -----------
    Total current assets                                                       50,977,000      60,405,000

CASH- RESTRICTED (NOTE 15)                                                      9,161,000
PROPERTY, EQUIPMENT AND LEASEHOLDS, net
  (Notes 3 and 7 )                                                             44,252,000      24,834,000
NOTES RECEIVABLE, net of current portion                                           56,000         956,000
OTHER ASSETS (Note 4)                                                           7,295,000       6,110,000
DEFERRED INCOME TAXES  ( Note 6 )                                                                 332,000
                                                                             ------------     -----------
                                                                             $111,741,000     $92,637,000
                                                                             ============     ===========
                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                           $ 16,403,000     $16,937,000
  Accrued expenses and other current liabilities (Note 5)                       5,242,000       4,475,000
  Income taxes payable (Note 6)                                                 1,409,000
  Current portion of long-term debt (Note 7)                                    3,732,000       1,878,000
                                                                             ------------     -----------
    Total current liabilities                                                  26,786,000      23,290,000

LONG-TERM DEBT (Note 7)                                                        30,619,000      15,195,000
DEFERRED INCOME TAXES (Note 6)                                                    196,000
CONVERTIBLE SUBORDINATED DEBENTURES                                            28,090,000      28,115,000


COMMITMENTS AND CONTINGENCIES (Notes 10 and 13)

STOCKHOLDERS' EQUITY (Notes 7 and 8 ):
    Preferred Stock - $.01 par value;  authorized 3,000,000 shares;
       no shares outstanding
    Common Stock - $ .01 par value; authorized 18,000,000 shares;
      outstanding 7,082,753 shares 6/30/98;
      outstanding 7,524,651 shares 6/30/97                                         71,000          75,000
    Additional paid-in capital                                                 20,465,000      20,796,000
    Retained earnings                                                           6,415,000       5,907,000
    Cumulative foreign currency translation adjustment                           (239,000)        (79,000)
    Notes receivable from sale of stock                                          (662,000)       (662,000)
                                                                             ------------     -----------
         Total stockholders' equity                                            26,050,000      26,037,000
                                                                             ------------     -----------
                                                                             $111,741,000     $92,637,000
                                                                             ------------     -----------

          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                                           YEAR ENDED JUNE 30,
                                                               --------------------------------------------
                                                                  1998            1997           1996
                                                               -------------   -------------  -------------
Sales and Revenues (Note 11):
  Sales                                                        $179,859,000    $225,093,000   $182,674,000
  Service revenues                                               60,252,000      54,287,000     42,700,000
                                                               ------------    ------------   ------------
                                                                240,111,000     279,380,000    225,374,000
                                                               ------------    ------------   ------------
Costs and Expenses:
  Cost of sales                                                 155,191,000     205,914,000    169,015,000
  Operating expenses                                             56,790,000      50,396,000     37,945,000
                                                               ------------    ------------   ------------
                                                                211,981,000     256,310,000    206,960,000
                                                               ------------    ------------   ------------

    Gross Margin (Excluding depreciation and amortization)       28,130,000      23,070,000     18,414,000
                                                               ------------    ------------   ------------

Expenses (Income):
  Selling, general and administrative (Note 4)                    6,161,000       6,296,000      5,106,000
  Provision for bad debts                                         1,971,000       1,810,000        945,000
  Depreciation and amortization                                   5,040,000       3,953,000      2,818,000
  Loss resulting from bankruptcy of customer (Note 2)             7,050,000
  Interest expense                                                3,542,000       3,393,000      2,375,000
  Interest income                                                  (595,000)       (380,000)      (322,000)
  Loss on investments                                                               750,000
  Other income                                                                                    (274,000)
                                                               ------------    ------------   ------------
                                                                 23,169,000      15,822,000     10,648,000
                                                               ------------    ------------   ------------

Income Before Income Taxes                                        4,961,000       7,248,000      7,766,000

Provision for Income Taxes (Note 6)                               1,934,000       2,869,000      3,086,000
                                                               ------------    ------------   ------------

Net Income                                                       $3,027,000      $4,379,000     $4,680,000
                                                               ============    ============   ============

Net Income Per  Share ( Note 12) :
  Basic                                                               $0.42           $0.58          $0.63

  Diluted                                                             $0.38           $0.49          $0.56


          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   YEAR ENDED JUNE 30,
                                                                            -----------------------------------------------------
                                                                                  1998              1997              1996
                                                                            -----------------  ---------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $3,027,000       $4,379,000         $4,680,000
  Adjustments to derive cash flow from
    operating activities:
      Depreciation and amortization                                                5,040,000        3,953,000          2,818,000
      Bad debt expense                                                             1,971,000        1,810,000            945,000
      Loss resulting from bankruptcy of customer                                   7,050,000
      Amortization of officers' loans                                                154,000          154,000            154,000
      Increase (decrease) in deferred income taxes                                  (712,000)        (588,000)           248,000
  Changes in operating assets and liabilities:
      Trade and other accounts receivable                                          5,224,000       (4,357,000)        (8,707,000)
      Inventories                                                                    409,000          675,000            661,000
      Prepaid expenses and other current assets                                      495,000         (551,000)          (332,000)
      Accounts payable                                                              (860,000)       1,857,000          1,614,000
      Income taxes payable                                                         1,148,000         (198,000)            84,000
      Accrued expenses and other current liabilities                                 237,000          681,000            786,000
                                                                              --------------     ------------       ------------
          Net cash provided by operating activities                               23,183,000        7,815,000          2,951,000
                                                                              --------------     ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Restricted cash-tax exempt bond                                                 (9,161,000)
  Restricted cash - pledged certificates of deposit                                1,000,000       (7,000,000)
  (Increase) decrease in notes receivable                                          2,899,000       (2,177,000)          (532,000)
  Addition to other assets                                                          (906,000)        (437,000)          (535,000)
  Acquisition of businesses, net of cash acquired ( Note 9 )                      (1,895,000)      (7,150,000)          (960,000)
  Additions to property, equipment and leaseholds                                (16,784,000)      (3,192,000)        (2,516,000)
                                                                              --------------     ------------       ------------
          Net cash used in investing activities                                  (24,847,000)     (19,956,000)        (4,543,000)
                                                                              --------------     ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from Convertible Debentures                                                                            26,280,000
  Payment of dividend on common stock                                                (94,000)        (321,000)          (233,000)
  Proceeds from long-term debt                                                    19,942,000        9,239,000            464,000
  Reduction of long-term debt                                                     (9,182,000)      (5,464,000)       (13,316,000)
  Notes receivable-officers                                                                            70,000
  Issuance of common stock                                                           162,000           42,000            206,000
  Repurchase and retire common stock                                              (4,217,000)        (356,000)          (820,000)
                                                                              --------------     ------------       ------------
          Net cash provided by financing activities                                6,611,000        3,210,000         12,581,000
                                                                              --------------     ------------       ------------


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                 4,947,000       (8,931,000)        10,989,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       2,889,000       11,820,000            831,000
                                                                              --------------     ------------       ------------

CASH AND CASH EQUIVALENTS,  END OF YEAR                                           $7,836,000       $2,889,000        $11,820,000
                                                                              ==============     =============  ================

CASH PAID DURING THE YEAR:
  Interest                                                                        $3,542,000       $3,156,000         $1,515,000
  Income taxes                                                                    $1,069,000       $4,076,000         $2,671,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Direct financing for purchase of equipment and property                         $1,600,000
  Issuance of stock for the acquisition of RPA (Note 9).                          $1,220,000
  Issuance of Note Payable for the acquisition of Aero Freightways Inc.             $227,000
  Issuance of Notes Payable for the acquisition of assets  ( Note 9 )             $4,250,000       $4,650,000         $2,016,000
  Issuance of 137,500 common shares in exchange for notes receivable ( Note 8 )                                         $732,000
  Reduction of debenture and property, equipment and leasehold due to
      purchase price adjustment of Excel Cargo, Inc. ( Note 9 )                                      $800,000
  Note receivable assigned to the Company in exchange for the
      Company's certificates of deposit which was used to guaranty a
      customer's debt.                                                            $1,000,000
  Conversion of 25 debentures into 3,427 shares of common stock.                      25,000


          See accompanying notes to consolidated financial statements.


                                                         COMMON STOCK
                                                   ----------------------  ADDITIONAL
                                                   NUMBER OF                PAID-IN        RETAINED
                                                      SHARES      AMOUNT    CAPITAL        EARNINGS
                                                   ---------------------------------------------------
BALANCE, JUNE 30, 1995                              6,905,320    $70,000    $14,977,000    $3,479,000


  Net income                                                                                4,680,000
  Cash dividend on common stock                                                              (233,000)
  Repurchase of common stock                         (194,275)    (2,000)      (387,000)     (431,000)
  Common stock issued on exercise of
    warrants and options                               44,188      1,000        125,000
  Tax benefit from exercise of stock options                                     74,000
  Issue 10% stock dividend                            686,418      5,000      5,417,000    (5,423,000)
  Retirement of treasury stock                                                 (123,000)      (32,000)
  Common stock sold to officers                       125,000      1,000        812,000
  Foreign currency adjustment
                                                    --------------------------------------------------
Balance, June 30, 1996                              7,566,651    $75,000    $20,895,000    $2,040,000
                                                    --------------------------------------------------


  Net income                                                                                4,379,000
  Cash dividend on common stock                                                              (321,000)
  Repurchase of common stock                          (59,500)                 (165,000)     (191,000)
  Common stock issued on exercise of
    warrants and options                               17,500                    42,000
  Tax benefit from exercise of stock options                                     24,000
  Foreign currency adjustment
  Payment received from notes receivable-officers
                                                    --------------------------------------------------
BALANCE, JUNE 30, 1997                              7,524,651    $75,000    $20,796,000    $5,907,000
                                                    --------------------------------------------------


  Net income                                                                                3,027,000
  Cash dividend on common stock                                                               (94,000)
  Repurchase of common stock                         (639,325)    (6,000)    (1,786,000)   (2,425,000)
  Common stock issued on exercise of
    warrants and options                               34,000          -        162,000
  Common stock issued in acquisition                  160,000      2,000      1,218,000
  Common stock issued on conversion of debentures       3,427          -         25,000
  Tax benefit from exercises of stock options                                    50,000
  Foreign currency adjustment
                                                    --------------------------------------------------
BALANCE, JUNE 30, 1998                              7,082,753    $71,000    $20,465,000    $6,415,000
                                                    --------------------------------------------------


                                                       COMMON STOCK           CUMULATIVE
                                                       IN TREASURY             FOREIGN
                                                    -------------------        CURRENCY             NOTES
                                                    NUMBER OF                 TRANSLATION          RECEIVABLE
                                                     SHARES     AMOUNT         ADJUSTMENT           OFFICERS
                                                   -------------------------------------------------------------------
BALANCE, JUNE 30, 1995                              44,000     (155,000)


  Net income
  Cash dividend on common stock
  Repurchase of common stock
  Common stock issued on exercise of
    warrants and options
  Tax benefit from exercise of stock options
  Issue 10% stock dividend
  Retirement of treasury stock                     (44,000)     155,000
  Common stock sold to officers                                                                   (732,000)
  Foreign currency adjustment                                                (46,000)
                                                   -------------------------------------------------------------
Balance, June 30, 1996                                                       ($46,000)            ($732,000)
                                                   -------------------------------------------------------------


  Net income
  Cash dividend on common stock
  Repurchase of common stock
  Common stock issued on exercise of
    warrants and options
  Tax benefit from exercise of stock options
  Foreign currency adjustment                                                (33,000)
  Payment received from notes receivable-officers                                                 70,000
                                                   -------------------------------------------------------------
BALANCE, JUNE 30, 1997                                                       ($79,000)            ($662,000)
                                                   -------------------------------------------------------------


  Net income
  Cash dividend on common stock
  Repurchase of common stock
  Common stock issued on exercise of
    warrants and options
  Common stock issued in acquisition
  Common stock issued on conversion of debentures
  Tax benefit from exercises of stock options
  Foreign currency adjustment                                                (160,000)
                                                   -------------------------------------------------------------
BALANCE, JUNE 30, 1998                                                       ($239,000)           ($662,000)
                                                   -------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         THREE YEARS ENDED JUNE 30, 1998



                  NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BUSINESS

         Mercury Air Group, Inc. and subsidiaries (the "Company") are principally engaged in aviation services including: the conduct of cargo handling, cargo general sales agency and air cargo space logistics; the sale and delivery of aviation fuels to commercial, air courier and commuter airlines, and to general aviation aircraft; the provision of ground support services to U.S. military aircraft; Fixed Base Operations (FBO) services which includes fuel sales, into-plane, ground support and aircraft hangar and tie-down facilities; and the development and installation of aviation software.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Mercury Air Group, Inc. and its subsidiaries. All material intercompany transactions and balances have been eliminated.

         CASH AND CASH EQUIVALENTS

         Cash equivalents consist of short-term, highly liquid investments that are readily convertible into cash and were purchased with maturities of three months or less.

         Restricted cash consists of certificates of deposits which have been pledged to secure bank loans to two of the Company's customers at June 30, 1997 and, at June 30, 1998, cash held by the trustee in connection with the CEDFA loan (See Note 15).

         INVENTORIES

         Inventory is stated at the lower of aggregate cost (first-in, first-out method) or market.


         PROPERTY, EQUIPMENT AND LEASEHOLDS

         Property, equipment and leaseholds are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful life of the related asset (3-25 years) and over the lesser of the lease life or useful life for leasehold improvements.

         COST IN EXCESS OF NET ASSETS ACQUIRED

         Cost in excess of net assets acquired are being amortized on the straight-line method over 10- 40 years. The Company assesses recoverability on a periodic basis. Factors included in evaluating recoverability include historical earnings and projected future earnings of the operations.

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

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new standards for reporting and displaying comprehensive income, its components and accumulated balances. In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, " Disclosures about Segments of an Enterprise and Related Information." These statements are effective for financial statements issued for periods beginning after December 15, 1997. The effect of adopting these statements will not be material to the Company's consolidated financial statements.

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging activities." This statement will be effective January 1, 2000. The Company has not yet analyzed the impact of adopting this statement.

         RECLASSIFICATIONS

         Certain reclassifications were made to prior year statements to conform to the current year presentation.

         ACCOUNTS RECEIVABLE

         Accounts receivable is comprised primarily of trade receivables from customers and is net of an allowance for doubtful accounts of $1,686,000 and $1,875,000 at June 30, 1998 and 1997, respectively. The Company's credit risk is based in part on, 1) primarily all receivables are related to one industry, aviation, 2) there are significant balances owed by certain customers, and 3) balances are owed by certain customers who are not well capitalized. The Company assesses its credit portfolio on an ongoing basis and establishes allowances which it believes are adequate to absorb potential credit problems that can be reasonably anticipated.


NOTE 2 - LOSS RESULTING FROM BANKRUPTCY OF CUSTOMER:

         On October 5, 1997, Western Pacific Airlines, Inc. (WPAI) filed for bankruptcy protection under Chapter 11 and, as a result, the Company has written off $5,000,000 of certificates of deposit which were pledged to guarantee a bank loan to WPAI. In addition, the Company has written off $2,050,000 of accounts receivable due from WPAI. Effective February 5, 1998 WPAI ceased operations.

NOTE 3 - PROPERTY, EQUIPMENT AND LEASEHOLDS:

         Property, equipment and leasehold consist of the following:

                                                                                          JUNE
                                                                                          ----
                                                                                   1998             1997
                                                                                   -----            ----
Land, buildings and leasehold improvements                                   $44,766,000       $27,822,000
Equipment furniture and fixtures                                              26,159,000        21,862,000
Construction in progress                                                       2,333,000           330,000
                                                                             -----------       -----------
                                                                              73,258,000        50,014,000
Less accumulated depreciation and amortization                               (29,006,000)      (25,180,000)
                                                                             -----------       -----------

                                                                             $44,252,000       $24,834,000
                                                                             ===========       ===========

NOTE 4 - OTHER ASSETS:

         Other assets consists of the following:

                                                                                          JUNE
                                                                                          ----
                                                                                   1998             1997
                                                                                   -----            ----
Cost in excess of net assets acquired, net                                    $3,642,000        $2,593,000
Capitalized loan fees - net (Note 7)                                           1,965,000         1,654,000
Covenant not to compete - net                                                    350,000           450,000
Other assets                                                                   1,215,000         1,217,000
Loans to officers                                                                123,000           196,000
                                                                              ----------        ----------
                                                                              $7,295,000        $6,110,000
                                                                              ==========        ==========

          Cost in excess of net assets acquired have resulted from various acquisitions and are being amortized over periods ranging from ten to forty years. Accumulated amortization was $598,000 and $460,000 at June 30, 1998 and 1997, respectively. Capitalized loan fees represent costs incurred in connection with outstanding debt and is being amortized over the term of the debt.

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

         The amounts subject to forgiveness of $1,080,000 and $270,000 are being treated as additional compensation expense over the seven year period from the date of the agreements through 1998 and 2000, respectively. The loans to officers are increased by actual amounts advanced by the Company and are decreased annually, by one-seventh of the amount to be forgiven, or approximately $154,000 in 1996, $154,000 in fiscal 1997 and $154,000 in fiscal 1998.


NOTE 5 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

         Accrued expenses and other current liabilities consist of the following:

                                                          JUNE
                                                          ----
                                                1998                      1997
                                                ----                      ----
Salaries and wages                        $1,808,000                $1,877,000
Other                                      3,434,000                 2,598,000
                                          ----------                ----------
                                          $5,242,000                $4,475,000
                                          ==========                ==========

 NOTE 6 - INCOME TAXES:

         The provision for taxes on income consists of the following:

                                                       YEAR ENDED JUNE 30,
                                                       -------------------
                                            1998                1997                1996
                                            ----                ----                ----
Federal, current                      $1,849,000          $2,908,000          $2,160,000
State, current                           443,000             549,000             678,000
                                      ----------          ----------          ----------
                                       2,292,000           3,457,000           2,838,000

Deferred, primarily federal            (358,000)           (588,000)             248,000
                                      ----------          ----------          ----------
Net provision                         $1,934,000          $2,869,000          $3,086,000
                                      ==========          ==========          ==========

Major components of deferred income tax (assets) and liabilities were as follows:

                                                         AS OF JUNE 30,
                                                         --------------

                                            1998                1997               1996
                                            ----                ----               ----
Depreciation / amortization             (377,000)           (118,000)           120,000
Prepaid expenses                         333,000             375,000            578,000
State income taxes                      (202,000)           (187,000)          (230,000)
Allowance for doubtful accounts         (678,000)           (771,000)          (324,000)
Acquired from RPA- primarily
conversion from cash to accrual
basis accounting                       1,012,000                   -                  -
 Other                                   108,000             369,000            112,000
                                      ----------           ---------           --------
                                      $  196,000           $(332,000)          $256,000
                                      ==========           =========           ========


The reconciliation of the federal statutory rate to the company's effective tax rate on income is summarized as follows:

                                                        YEAR ENDED JUNE 30,
                                                        -------------------

                                               1998           1997          1996
                                               ----           ----          ----
Computed "expected" tax rate                   34.0%          34.0%         34.0%
State income taxes, net of
 Federal income tax benefit                     5.0%           5.6%          5.7%
Other                                           -              -             -
                                               ----           ----          ----
Effective rate                                 39.0%          39.6%         39.7%
                                               ====           ====          ====

NOTE 7 - LONG-TERM AND SUBORDINATED DEBT:

         Long - term debt consists of the following:

                                                                                                   JUNE 30,
                                                                                                   --------

                                                                                             1998               1997
                                                                                             ----               ----
Note payable to bank                                                                  $ 5,736,000        $ 7,733,000
Installment notes, payable to financial institutions in monthly installments aggregating approximately $77,000 at June 30, 1998 including interest from 7.23% to 8.63%, collateralized by certain
assets of the Company and maturing from 1998 through 2002.                              2,366,000          2,238,000
Convertible subordinated debentures to seller of Excel Cargo in monthly installments of $13,810 including interest at 8.5%,
collateralized by property acquired, maturing in September
2003.                                                                                     708,000            810,000
Tax exempt bonds Pursuant to a loan agreement between the
Company and the California Economic Development Financing
Authority ("CEDFA"). Repayment terms consist of semi-annual
principal payments of $500,000 with a redemption of $4 million at the end of the fifteenth year (2013). The loan carries a
variable rate which is based on a weekly remarketing of the bonds.
Since issuance, the per annum rate has averaged 3.17% thru 9/17/98.                    19,000,000                  -
Note payable to seller of assets and leaseholds of certain FBOs in quarterly installments of $198,480 including interest at prime collateralized by property acquired which is principally
leaseholds, due in July 2004.                                                           3,732,000          4,191,000
Mortgage payable to financial institution in monthly principal installments of $13,333 plus interest at LIBOR plus 2% ,
collateralized by land and building, maturing in June 2008.                             1,600,000
Mortgage payable to financial institution in monthly principal installments of $9,750 plus interest at 7.5% per annum,
collateralized by land and building, maturing in April 2004.                              682,000            800,000
Mortgage payable to financial institution in monthly installments of $4,447 including interest at 9% per annum, collateralized by
land and building, maturing in May 2010.                                                  387,000            404,000
Note payable to seller of assets and leasehold at FBO in Bakersfield California in monthly installments of approximately $13,000 including interest at prime
(8.50% at June 30, 1997), collateralized by property acquired, which is
principally a leasehold, due in December 2004. Note was prepaid in 1998.                        -            869,000
Other                                                                                     140,000             28,000
                                                                                          -------             ------
                                                                                       34,351,000         17,073,000
Less current portion                                                                    3,732,000          1,878,000
                                                                                        ---------          ---------
                                                                                      $30,619,000        $15,195,000
                                                                                      ===========        ===========

         Notes Payable to banks at June 30, 1998 consists principally of a term loan in the amount of $5,736,000, which is payable in monthly payments of approximately $79,000 plus interest at

LIBOR + 1.75% and is scheduled to mature in October 2001. At June 30, 1998 the Company also has a revolving credit line that matures in October 1999, bears interest at prime or LIBOR + 1.5% and permits borrowing of up to $18,600,000. At June 30, 1998, there were no outstanding borrowings under the revolving credit line.

         Certain debt agreements contain provisions that require the maintenance of certain financial ratios, minimum tangible net worth (as defined) and minimum profitability levels and limitations on annual capital expenditures. Certain loan agreements prohibit the payment of cash dividends.

Long-term debt payable subsequent to June 30, 1998 is as follows:


                 1999                                 $ 3,732,000
                 2000                                   3,518,000
                 2001                                   3,503,000
                 2002                                   3,392,000
                 2003                                   3,229,000
              Thereafter                               16,977,000
                                                       ----------
                                                      $34,351,000
                                                      ===========

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


NOTE 8 - EMPLOYEE STOCK OPTION PLANS:

         The Company has two stock option plans, the 1990 Long-Term Incentive Plan ("Incentive Plan") and the 1990 Directors Stock Option Plan ("Directors Plan"). The Company has reserved 284,000 shares related to the Incentive Plan and 348,000 shares related to the Directors Plan. The Company also grants options under special option grants made outside the plans and has reserved 204,000 shares related to these. Options granted pursuant to the plans and special grants are generally made at the fair market value of such shares on the date of grant and generally vest over twelve months. The contractual lifes of the options are generally ten years.

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


                                                        1998                1997                1996
                                                        ----                ----                ----
Net income - as reported                         $ 3,027,000          $4,379,000          $4,680,000
Net income - pro forma                           $ 2,937,000          $4,219,000          $4,433,000
Basic earnings per share - as reported                  $.42               $0.58               $0.63
Basic earnings per share - proforma                     $.41               $0.56               $0.60
Diluted earnings per share - as reported                $.38               $0.49               $0.56
Diluted earnings per share - pro forma                  $.37               $0.47               $0.53

The weighted average fair value of each option granted in 1998, 1997 and 1996 is estimated as $2.13, $2.07 and $2.74, respectively, on the date of grant using Black - Scholes option pricing model with the following weighted average assumptions.


                                                   1998              1997             1996
                                                   ----              ----             ----
Expected life                                    5 year           5 years          5 years
Expected volatility                                 31%               28%              35%
Risk free interest rate                            5.25              6.07             5.82

A summary of stock option activity is as follows:

                                               LONG-TERM                            DIRECTOR'S
                                               INCENTIVE                           STOCK OPTION                      SPECIAL OPTION
                          OPTION PRICES          PLAN          OPTION PRICES            PLAN       OPTION PRICES          GRANTS
Outstanding June 30,
1995                       1.544 - 2.68         139,387         1.36 - 5.09            159,775             1.542            137,500
Granted                    6.09 - 7.182          95,000               7.182             55,500      3.669 -7.182             47,500
Cancelled                          2.68        (13,750)
Exercised                         1.544         (3,750)        1.544 - 5.09           (26,563)
                                                -------                               --------
                           1.544 - 7.98         216,887         1.36 - 7.98            188,712                              185,000
10% Stock dividend                               23,260                                 20,288                               18,500
Exercised                                       (6,500)                                (7,375)
                                                -------                                -------
Outstanding June 30,
1996                      1.403 - 7.182         233,647       1.403 - 7.182            201,625     1.542 - 7.182            203,500
Granted                     5.60 - 5.70          53,125                5.70             75,625
Exercised                 1.491 - 1.754        (12,500)               4.626            (5,000)
                                               --------                                -------
Outstanding June 30,
1997                      1.403 - 7.182         274,272       1.403 - 7.182            272,250      1.542 -7.182            203,500
Granted                            5.75          10,000                5.75             60,500
Exercised                 1.491 - 7.182        (18,875)                5.70           (15,125)
Cancelled                         6.454        (10,500)                               ________
                                                -------                                                                     -------
Outstanding June 30,
1998                      1.403 - 7.182         254,897       1.236 - 7.182            317,625     1.542 - 7.182            203,500
                                                =======                                =======                              =======


A summary of information about stock options issued and outstanding pursuant to the Incentive Plan, Directors Plan and special option grants at June 30, 1998, is as follows:


                             OPTIONS OUTSTANDING                    OPTIONS EXERCISEABLE

                                             WEIGHTED             WEIGHTED                           WEIGHTED
                          SHARES              AVERAGE             AVERAGE            SHARES          AVERAGE
      EXERCISE        OUTSTANDING AT        CONTRACTUAL           EXERCISE        EXERCISABLE        EXERCISE
    PRICE RANGE           6/30/98          REMAINING LIFE          PRICE           AT 6/30/98          PRICE
    $1.236 - 2.436        379,897               4.2                $1.63            379,897           $1.63
     3.669 - 5.750        247,125               7.8                 5.16            176,625            4.89
     6.090 - 7.182        149,000               7.5                 6.76            149,000            6.760
                          -------               ---                 ----            -------           ------
                          776,022               6.0                $3.78            705,522           $3.55
                          -------               ---                ------           -------           -----

During fiscal 1996, the Company sold 137,500 shares of its common stock to two officers for $812,500. The officers each paid $40,000 in cash and issued promissory notes for the balance of the purchase price which totalled $732,500. In the fiscal year ended June 30, 1997, $70,000 of the principal was paid. The notes are payable over ten years and due in 2006.

 NOTE 9 - ACQUISITIONS:

         On February 27, 1998, the Company acquired all the outstanding stock of Rene Perez
                                      F-15
and Associates, Inc. ("RPA"), a computer services company located in Miami, Florida, for $4,220,000. The purchase price consisted of $3,000,000 in cash and 160,000 shares of common stock valued at $1,220,000 based on a closing price of $7.625 per share. The purchase price has been allocated to assets and liabilities as follows:


Cash                                                               $1,490,000
Accounts receivable                                                 3,702,000
Prepaid expenses and other current assets                              59,000
Property, equipment and leaseholds                                    919,000
Intangibles                                                           716,000
Accounts payable and other current liabilities                      (724,000)
Income taxes payable                                                (261,000)
Deferred income taxes payable                                     (1,240,000)
Notes payable                                                       (441,000)
                                                                   ----------
Purchase price                                                     $4,220,000
                                                                   ==========


         On March 31, 1998, the Company acquired the assets of a cargo handling company located at Hartsfield Atlanta International Airport in Georgia from Corporate Express Delivery Leasing Southeast, Inc. for $422,000 in cash. The purchase price has been allocated to Property, Equipment and Leaseholds.

         On January 16, 1998, the Company acquired all the outstanding stock of Aero Freightways Inc., a general sales agency located in Ontario, Canada. The purchase price consisted of a variable capital debenture with a face value of $227,000 which is payable over three years.

         On July 9, 1997 the Company acquired the assets of an FBO located in Nashville, Tennessee. The purchase price of the assets was $4,250,000 paid in cash and has been allocated to Property, Equipment and Leaseholds. The cash was borrowed under the acquisition line from the Company's Banks.

         In August 1996, the Company completed the acquisition of five FBO's from Raytheon Aircraft services and a sixth FBO on November 15, 1996. The purchase price for the assets was $9,000,000, which consisted of $4,350,000 in cash and a promissory note in the amount of $4,650,000. The purchase price of $9,000,000 was allocated to Property, Equipment and Leaseholds. The promissory note bears interest at a bank's prime rate and is payable over eight years in equal quarterly installments of principal and interest.

         On December 30, 1996 the Company acquired all the outstanding stock of Wofford Flying Services, an FBO located in Fresno, California for $2,800,000 in cash. The purchase price has been allocated to Property, Equipment and Leaseholds ($2,300,000) and a covenant not to compete ($500,000) which is included in Other Assets.

In February 1996, the Company acquired all of the issued and outstanding stock of Floracool, Inc., a cargo handling company in Florida, for $250,000 cash, which included goodwill of $150,000.


NOTE 10 - COMMITMENTS AND CONTINGENCIES:

         LEASES

         The Company is obligated under noncancellable operating leases. Certain leases include renewal clauses and require payment of real estate taxes, insurance and other operating costs. Total rental expense on all such leases for the fiscal years 1998, 1997 and 1996 was $6,832,000, $5,721,000 and $3,477,000,
respectively, net of sublease income of approximately $230,000 annually. The minimum annual rentals on all noncancellable operating leases having a term of more than one year at June 30, 1998 are as follows:


                                            1999              $ 7,488,000
                                            2000                7,139,000
                                            2001                6,797,000
                                            2002                4,116,000
                                            2003                3,876,000
                                      Thereafter               52,409,000
                                                              -----------
                  Total minimum payment required              $81,825,000
                                                              ===========

         In October 1997, the Company entered into a new lease for its Burbank FBO with the Burbank-Glendale-Pasadena Airport Authority. Pursuant to the terms of the lease, the Company will construct new hangar and executive terminal facilities and will refurbish some of its existing facilities at a cost of approximately $9.0 million. Upon completion of the construction, the Company's lease will be extended through 2025. The Company anticipates completion of the new hangars in the spring of 1999 and the executive terminal in the summer of 1999.


         LITIGATION

         The Company is also a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a significant effect on the financial statements.

NOTE 11 - MAJOR CUSTOMERS AND FOREIGN CUSTOMERS:

         During fiscal 1998, no customer accounted for over 10% of Mercury's consolidated revenues. However, during fiscal 1998, Western Pacific Airlines, Inc. accounted for approximately 15% of Mercury's fuel sales and service revenue. During fiscal 1998, EVA Airways Corporation accounted for approximately 16% of cargo operations revenue. Government contract services consists entirely of revenues from agencies of the United States government. No other customers accounted for over 10% of Mercury's consolidated revenue or 10% of revenues for any of the four operating units.

         The Company does business with a number of foreign airlines, principally in the sale of aviation fuels. For the most part, such sales are made within the United States and utilize the same assets and generally the same personnel as are utilized in the Company's domestic business. Revenues related to these foreign airlines amounted to approximately 31%, 32% and 37% of consolidated revenues for the years ended June 30, 1998, 1997 and 1996, respectively.

NOTE 12 - EARNINGS PER SHARE:

         Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

          Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents. Common stock equivalents include stock options and shares resulting from the assumed conversion of subordinated debentures, when dilutive.

                                             FISCAL YEAR                     FISCAL YEAR                        FISCAL YEAR
                                            JUNE 30, 1998                   JUNE 30, 1997                      JUNE 30, 1996

                                       DILUTED          BASIC           DILUTED          BASIC           DILUTED           BASIC
Weighted average number of
common shares outstanding
during the period                     7,244,000       7,244,000        7,526,000       7,526,000         7,455,000        7,455,000

Common stock equivalents
resulting  from the assumed
exercise of stock options               348,000                          319,000                           318,000

Common shares resulting from
the assumed conversion of
debentures                            3,932,000                        3,947,000                         1,665,000
                                     ----------      ----------       ----------      ==========        ----------       ==========

Weighted average number of
common and common
equivalent shares outstanding
during the period                    11,524,000       7,244,000       11,792,000       7,526,000         9,438,000        7,455,000
                                     ==========       =========       ----------       ---------         ---------        =========
Net income                           $3,027,000      $3,027,000       $4,379,000      $4,379,000        $4,680,000       $4,680,000

Interest expense, net of tax, on
convertible debenture                 1,342,000                        1,348,000                           581,000
                                     ----------      ----------       ----------      ==========        ----------       ==========
Adjusted income                      $4,369,000      $3,027,000       $5,727,000      $4,379,000        $5,261,000       $4,680,000
                                     ----------      ----------       ----------      ----------        ----------       ----------
Common stock and common              11,524,000       7,244,000       11,792,000       7,526,000         9,438,000        7,455,000
share equivalents
  Earnings per share                       $.38            $.42             $.49            $.58              $.56             $.63
                                           ====            ====             ====            ====              ====             ====

NOTE 13 - SUBSEQUENT EVENT:

          On August 1, 1998, the Company acquired the weather observation and forecasting and air traffic control government contracts and related assets of Weather Data Services Inc. for

$3,500,000, which consisted of $2,500,000 in cash and $1,000,000 of the
Company's stock. The purchase price has been allocated to intangible assets including contracts and goodwill.


NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED):


                                                                                                   EARNINGS (LOSS) PER SHARE

                                           SALES AND            GROSS            NET INCOME
                                           REVENUES             MARGIN             (LOSS)             BASIC          DILUTED
FISCAL YEAR JUNE 30, 1998
First Quarter                            $69,165,000          $7,024,000        $(2,195,000)          $(.29)          $(.29)
Second Quarter                            68,655,000           7,353,000           2,027,000             .28             .21
Third Quarter                             52,720,000           6,595,000           1,416,000             .20             .15
Fourth Quarter                            49,571,000           7,158,000           1,779,000             .25             .18

FISCAL YEAR JUNE 30, 1997
First Quarter                            $69,383,000          $5,572,000          $1,412,000           $0.18           $0.15
Second Quarter                            73,925,000           5,920,000           1,315,000            0.18            0.14
Third Quarter                             72,457,000           5,667,000           1,134,000            0.15            0.13
Fourth Quarter                            63,615,000           5,911,000             518,000            0.07            0.07


NOTE 15 - CASH RESTRICTED:

         Restricted cash of $9,161,000 consists of tax exempt bond proceeds pursuant to the CEDFA loan agreement in the amount of $19,000,000, less amounts disbursed of $9,889,000, plus interest earned of approximately $50,000. Funds are held by the Trustee and invested in short term tax free funds until requisitioned by the Company for reimbursement of construction costs pertaining to the LAX cargo warehouse expansion and expansion of its Burbank FBO. Subsequent to June 30, 1998, the Company borrowed an additional $3,912,000 to reimburse construction costs on the two projects.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNT

                         THREE YEARS ENDED JUNE 30, 1998

                                    ADDITIONS

                                                    1                   2

                          Balance at           Charged to           Charged to
                         beginning of           costs and         other accounts-                                 Balance at
    Classification          period              expenses             describe               Deductions          end of period
1998
Allowance for
doubtful accounts        $1,875,000            $1,971,000                               $( 2,160,000)(a)         $1,686,000
                         ==========            ==========                               ================         ==========

1997
Allowance for
doubtful accounts          $809,000            $1,810,000                                 $(744,000) (a)         $1,875,000
                           ========            ==========                                 ==============         ==========

1996
Allowance for
doubtful accounts          $610,000              $945,000                                 $(746,000) (a)           $809,000
                           ========              ========                                 ==============           ========

(a) Accounts receivable write-off