Form 10-Q
period 1998-09-30
MERCURY AIR GROUP INC
filed 1998-11-09
CIK 52532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition period from _______________ to _______________

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

                                 YES [X]  No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                 Number of Shares Outstanding
                    Title                           As of November 1, 1998
                    -----                        ----------------------------
        Common Stock, $.01 Par Value                        6,576,746

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                         SEPTEMBER 30,          JUNE 30,
                                                                              1998                1998
                                                                         -------------       -------------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                              $   1,197,000       $   7,836,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $1,703,000 at 9/30/98 and  $1,686,000 at 6/30/98            40,737,000          38,387,000
  Notes receivable - current portion                                         1,967,000             940,000
  Inventories, principally aviation fuel                                     1,541,000           1,539,000
  Prepaid expenses and other current assets                                  2,240,000           2,275,000
                                                                         -------------       -------------
    Total current assets                                                    47,682,000          50,977,000

CASH-RESTRICTED                                                              5,305,000           9,161,000
PROPERTY, EQUIPMENT AND LEASEHOLDS, net                                     46,472,000          44,252,000
NOTES RECEIVABLE, net of current portion                                        54,000              56,000
OTHER ASSETS (Note 3)                                                       10,611,000           7,295,000
                                                                         -------------       -------------
                                                                         $ 110,124,000       $ 111,741,000
                                                                         =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                       $  16,715,000       $  16,403,000
  Accrued expenses and other current liabilities                             3,489,000           5,242,000
  Income taxes payable                                                         966,000           1,409,000
  Current portion of long-term debt                                          4,185,000           3,732,000
                                                                         -------------       -------------
    Total current liabilities                                               25,355,000          26,786,000

LONG-TERM DEBT (Note 4)                                                     35,535,000          30,619,000
DEFERRED INCOME TAXES                                                          196,000             196,000
CONVERTIBLE SUBORDINATED DEBENTURES (Note 7)                                24,840,000          28,090,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (Notes 6):
     Preferred Stock - $.01 par value; authorized 3,000,000 shares;
       no shares outstanding
    Common Stock - $ .01 par value; authorized 18,000,000 shares;
      outstanding 6,613,146 shares 9/30/98;
      outstanding 7,082,753 shares 6/30/98                                      66,000              71,000
    Additional paid-in capital                                              19,743,000          20,465,000
    Retained earnings                                                        5,293,000           6,415,000
    Cumulative  translation adjustment                                        (242,000)           (239,000)
    Notes receivable from sale of stock                                       (662,000)           (662,000)
                                                                         -------------       -------------
         Total stockholders' equity                                         24,198,000          26,050,000
                                                                         -------------       -------------
                                                                         $ 110,124,000       $ 111,741,000
                                                                         =============       =============


          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                       -------------------------------
                                                           1998               1997
                                                       ------------       ------------
Sales and Revenues:
  Sales                                                $ 34,835,000       $ 54,428,000
  Service revenues                                       17,765,000         14,737,000
                                                       ------------       ------------
                                                         52,600,000         69,165,000
Costs and Expenses:
  Cost of sales                                          27,929,000         48,420,000
  Operating expenses                                     17,015,000         13,721,000
                                                       ------------       ------------
                                                         44,944,000         62,141,000
                                                       ------------       ------------
       Gross Margin (Excluding depreciation
            and amortization)                             7,656,000          7,024,000
                                                       ------------       ------------
Expenses (Income):
  Selling, general and administrative                     1,742,000          1,386,000
  Provision for bad debts                                   451,000            453,000
  Depreciation and amortization                           1,831,000          1,166,000
  Interest expense                                          984,000            856,000
  Interest income                                           (66,000)          (228,000)
  Loss resulting from bankruptcy of customer                                 7,050,000
                                                       ------------       ------------
                                                          4,942,000         10,683,000
                                                       ------------       ------------
 Income (Loss) Before  Provision for Income Taxes         2,714,000         (3,659,000)
 Provision (Credit) for Income Taxes                      1,055,000         (1,464,000)
                                                       ------------       ------------
 Net  Income (Loss) Before Extraordinary Item          $  1,659,000       $ (2,195,000)
                                                       ------------       ------------
 Extraordinary  Item (Note 7) (Less applicable
   income taxes of $98,000)                                (153,000)
                                                       ------------       ------------
 Net Income (Loss)                                     $  1,506,000       $ (2,195,000)
                                                       ============       ============
 Net Income (Loss) Per Common Share  (Note 5):

   Basic:
      Before extraordinary item                        $       0.24       $      (0.29)
                                                       ============       ============
      Extraordinary item                               $      (0.02)
                                                       ============       ============
      Net income                                       $       0.22       $      (0.29)
                                                       ============       ============
   Diluted:
      Before extraordinary item                        $       0.18       $      (0.29)
                                                       ============       ============
      Extraordinary item                               $      (0.01)
                                                       ============       ============
      Net income                                       $       0.17       $      (0.29)
                                                       ============       ============


          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                           -----------------------------
                                                                               1998              1997
                                                                           -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        $ 1,506,000       $(2,195,000)
  Adjustments to derive cash flow from
   Operating activities:
      Bad debt expense                                                         451,000         7,253,000
      Depreciation and amortization                                          1,831,000         1,166,000
      Amortization of officers' loans                                           10,000            39,000
  Changes in operating assets and liabilities:
      Trade and other accounts receivable                                   (2,801,000)          (46,000)
      Inventories                                                               (2,000)         (991,000)
      Prepaid expenses and other current assets                                 35,000        (1,546,000)
      Accounts payable                                                         312,000           463,000
      Income taxes payable                                                    (443,000)
      Accrued expenses and other current liabilities                        (1,753,000)       (1,774,000)
                                                                           -----------       -----------
          Net cash (used in) provided by operating activities                 (854,000)        2,369,000
                                                                           -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Restricted cash-tax exempt bond                                            3,856,000
  Restricted cash-pledged certificates of deposit                                              1,000,000
  (Increase) decrease in notes receivable                                   (1,025,000)          521,000
  Addition to other assets                                                                       (37,000)
  Acquisition of business, net of cash acquired (Note 3)                    (2,500,000)
  Additions to property, equipment and leaseholds                           (3,880,000)       (1,370,000)
                                                                           -----------       -----------
          Net cash  (used in) provided by investing activities              (3,549,000)          114,000
                                                                           -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                               6,150,000
  Reduction of long-term debt                                                 (781,000)       (1,399,000)
  Reduction of convertible subordinated debentures                          (3,250,000)
  Payment of dividend on common stock                                                            (94,000)
  Repurchase and retire common stock                                        (4,355,000)       (1,066,000)
  Proceeds from issuance of common stock
                                                                           -----------       -----------
          Net cash used in financing activities                             (2,236,000)       (2,559,000)
                                                                           -----------       -----------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                          (6,639,000)          (76,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               7,836,000         2,889,000
                                                                           -----------       -----------
CASH AND CASH EQUIVALENTS,  END OF PERIOD                                  $ 1,197,000       $ 2,813,000
                                                                           ===========       ===========

CASH PAID DURING THE PERIOD:
  Interest                                                                 $ 1,570,000       $ 1,400,000
  Income taxes                                                             $ 1,498,000       $   129,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of notes payable for the acquisition of assets                                  $ 4,250,000
    Issuance of 124,224 shares of common stock for acquisition
      of assets of Weather Data                                            $ 1,000,000


          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION:

               The accompanying unaudited financial statements reflect all adjustments (consisting of normal, recurring accruals only) which are necessary to fairly present the results for the interim periods. Such financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1998 and the notes thereto. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of results for the full year.


NOTE 2 - INCOME TAXES:

               Income taxes have been computed based on the estimated annual effective income tax rate for the respective years.


NOTE 3 - OTHER ASSETS:

               On August 1, 1998, the Company acquired the weather observation and forecasting and air traffic control government contracts and related assets of Weather Dates Services, Inc. for $3,500,000, which consisted of $2,500,000 in cash and $1,000,000 of the Company's stock. The purchase price has been allocated to intangible assets including contracts and goodwill.


NOTE 4 - LONG-TERM DEBT:

               At September 30, 1998, long-term debt includes $5,750,000 borrowed under the Company's $18,600,000 revolving credit line. This facility matures in October 1999 and bears interest at prime or LIBOR plus 1.5%.

NOTE 5- EARNINGS PER SHARE:

                    Basic income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents. Common stock equivalents include stock options and shares resulting from the assumed conversion of subordinated debentures, when dilutive.

                                                      Three Months Ended               Three Months Ended
                                                      September 30, 1998               September 30, 1997
                                                -----------------------------     -----------------------------
                                                   Diluted           Basic           Diluted           Basic
                                                ------------     ------------     ------------     ------------
Weighted average number of common
  shares outstanding during the period             6,835,000        6,835,000        7,502,000        7,502,000

Common stock equivalents resulting from
  the assumed exercise of stock options              362,000               --               --               --

Common shares resulting from the assumed
  conversion of debentures                         3,897,000               --               --               --
                                                ------------     ------------     ------------     ------------
Weighted average number of common and
  common equivalent shares outstanding
  during the period                               11,094,000        6,835,000        7,502,000        7,502,000
                                                ============     ============     ============     ============
Net Income (Loss) Before Extraordinary
  Item                                          $  1,659,000     $  1,659,000     $ (2,195,000)    $ (2,195,000)

Interest expense, net of tax, on convertible
  debenture                                          335,000               --               --               --
                                                ------------     ------------     ------------     ------------
Adjusted Income (Loss) Before
  Extraordinary Item                            $  1,994,000     $  1,659,000     $ (2,195,000)    $ (2,195,000)

Extraordinary Item                                  (153,000)        (153,000)              --               --
                                                ------------     ------------     ------------     ------------

Adjusted Income (Loss)                          $  1,841,000     $  1,506,000     $ (2,195,000)    $ (2,195,000)
                                                ============     ============     ============     ============
Common and common share equivalents               11,094,000        6,835,000        7,502,000        7,502,000

Earnings (Loss) per share:
  Before Extraordinary Item                     $        .18     $        .24     $       (.29)    $       (.29)
                                                ============     ============     ============     ============
  Extraordinary Item                            $       (.01)    $       (.02)              --               --
                                                ============     ============     ============     ============
  Net Income                                    $        .17     $        .22     $       (.29)    $       (.29)
                                                ============     ============     ============     ============

NOTE 6 - STOCKHOLDINGS' EQUITY:

                During the period ended September 30, 1998, the Company repurchased 593,831 shares of its common stock at a cost of approximately $4,355,000 which was charged to: Common Stock $6,000; Additional paid in capital $1,721,000; and Retained Earnings $2,628,000.

NOTE 7 - CONVERTIBLE SUBORDINATED DEBENTURES/ EXTRAORDINARY ITEM:

               During the period the Company repurchased 3,250 bonds in the open market at a cost $3,336,000 plus accrued interest. The excess of cost over par value of $86,000 plus $165,000 in bond issuance costs have been charged to extraordinary items, net of a tax benefit of $98,000, in the amount of $153,000.

ITEM 7.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.

Results of operations-comparison of the Three Months ended September 30, 1998 and September 30, 1997.

The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company's four operating units, as well as selected other financial statement data.

                                                       Three Months Ended September 30,
                                                       --------------------------------
                                                                ($ In millions)
                                                         1998                     1997
                                                         ----                     ----
                                                             % of Total               % of Total
                                                  Amount      Revenues     Amount      Revenues
                                                 -------       ------     -------       ------
Revenues:
Fuel Sales and Services                          $  29.4        55.9%     $  48.3        69.9%
FBOs                                                11.6        22.0%        11.2        16.2%
Cargo Operations                                     5.7        10.8%         4.8         6.9%
Government Contract Services                         5.9        11.3%         4.8         7.0%
                                                 -------       ------     -------       ------
Total Revenue                                    $  52.6       100.0%     $  69.2       100.0%
                                                 =======       ======     =======       ======

                                                             % of Unit                % of Unit
                                                  Amount      Revenues     Amount      Revenues
                                                 -------       ------     -------       ------
Gross Margin (1):
Fuel Sales and Services                          $   2.3         7.7%     $   2.3         4.8%
FBOs                                                 2.8        24.2%         2.2        19.7%
Cargo Operations                                     1.2        21.6%         1.4        28.9%
Government Contract Services                         1.4        22.8%         1.1        23.0%
                                                 -------       ------     -------       ------
Total Gross Margin                               $   7.7        14.6%     $   7.0        10.2%
                                                 =======       ======     =======       ======

                                                             % of Total               % of Total
                                                  Amount      Revenues     Amount      Revenues
                                                 -------       ------     -------       ------
Selling general and administrative               $   1.7         3.3%     $   1.4         2.0%
Provision for bad debts                               .5          .9%         0.4         0.7%
Depreciation and amortization                        1.8         3.5%         1.2         1.7%
Loss resulting from bankruptcy of customer          --          --            7.1        10.2%
Interest expense and other                            .9         1.7%        0 .6         0.9%
                                                 -------       ------     -------       ------
Income (Loss) before Income Taxes                    2.8         5.2%        (3.7)       (5.3)%
Provision (Credit) for Income Taxes                  1.1         2.0%        (1.5)       (2.1)%
                                                 -------       ------     -------       ------
Net Income (Loss) before Extraordinary Item      $   1.7         3.2%     $  (2.2)       (3.2)%
                                                 =======       ======     =======       ======
Extraordinary Item                                   (.2)        (.3)%       --          --
                                                 -------       ------     -------       ------
Net Income (Loss)                                $   1.5         2.9%     $  (2.2)       (3.2)%
                                                 =======       ======     =======       ======


(1) Gross margin as used here and throughout Management's Discussion excludes depreciation and amortization and selling, general and administrative expense.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997.

Revenue fell by 24% to $52.6 million in the current period from $69.2 million a year ago. Gross margin increased 9.0% to $7.7 million in the current period from $7.0 million a year ago.

Revenues from fuel sales and services represented 55.9% of total revenues in the current period compared to 69.9% of total revenues a year ago. Revenues from fuel sales and services fell 39.2% to $29.4 million from $48.3 million last year. The decline in revenues from fuel sales and services was due to a decrease in the volume of fuel sold, a significant portion of which was due to the loss of Western Pacific's fuel business in February 1998, and a decrease in the price of fuel. Gross margin from fuel sales and service was $2.3 million in both periods. Revenues and operating income from fuel sales and services included the activities of Mercury's contract fueling business, as well as activities from a number of other commercial services including the provision of certain refueling services, non-aviation fuel brokerage and other services managed at LAX as part of Mercury's fuel sales and services operations. In addition, fuel sales and services include the activities of Mercury's wholly owned subsidiary, RPA, subsequent to it's acquisition in February 1998. Revenues from RPA were $1.2 million in the current period.

Revenues from FBOs increased by 3.5% in the current period to $11.6 million from $11.2 million a year ago. Gross margin increased 27.0% in the current period to $2.8 million from $2.2 million last year. The increase was attributable to an increase in the number of gallons sold and higher per gallon fuel margins.

Revenues from cargo operations in the current period increased 18.6% to $5.7 million from $4.8 million a year ago. This increase was due to an increase in cargo handling revenues at LAX and Atlanta, which was acquired in April 1998, and partially offset by a decline in space brokerage revenue. Gross margin from cargo operations in the current period decreased 11.3% to $1.2 million from $1.4 million in the year ago period primarily due to lower space brokerage revenues and higher costs.

Revenues from government contract services increased 22.7% in the current period to $5.9 million from $4.8 million in the year ago period. The increase in revenues from government contract services was due primarily to the addition of the Weather Data contracts as of August 1, 1998. Gross margin from government contract services in the current period increased 21.5% to $1.4 million from $1.1 million last year due to higher revenues.

Selling, general and administrative expenses in the current period increased 25.7% to $1.742 million from $1.386 million in last year's period due primary to higher compensation expense.

Depreciation and amortization expense increased 57.0% in the current period to $1.831 million from $1.166 million a year ago primarily due to the LAX Cargo warehouse expansion during fiscal 1998, acquisitions during the past twelve months and capital expenditures.

Interest expense increased by 15.0% in the current period to $.984 million from $.856 million a year ago due to higher average outstanding bank borrowings. Interest income decreased 71.1% in the current period to $.066 million from $.228 million in the year ago period due primarily to lower cash balances invested in the current period and lower income from notes receivable.

Loss resulting from the bankruptcy of a customer was $7,050,000 in the year ago period and was related to the bankruptcy filing by Western Pacific Airlines, Inc. (WPAI) on October 5, 1997. The charge includes a $5 million reduction in restricted cash and approximately $2,050,000 accounts receivable write off. The restricted cash consisted of pledged certificates of deposit which guaranteed bank loans to WPAI.

Income tax expense approximated 38.9% of pre-tax income in the current period and income tax credit approximated 40% of pretax loss a year ago, reflecting the expected effective annual tax rate.

LIQUIDITY AND CAPITAL RESOURCES:

Mercury has financed its operations primarily through operating cash flow, bank debt and the issuance of $19 million of tax exempt bonds in 1998 and $28 million of convertible subordinated debentures in 1996. Mercury's cash balance at September 30, 1998 totaled $1,197,000.

Net cash used in operating activities totaled $854,000 during the period ended September 30, 1998. During this period, the primary sources of net cash provided by operating activities was net income and depreciation and amortization totaling $3,337,000. The primary uses of cash for operating activities in this period was an increase in trade and other accounts receivable of $2,801,000 and a decrease in accrued expenses and other current liabilities of $1,753,000.

Net cash used in investing activities totaled $3,549,000 during the current period. The primary source of cash from investing activities included a reduction of $3,856,000 in restricted cash. The primary use of cash from investing activities included additions to property, equipment and leaseholds of $3,880,000, acquisition of business, net of cash acquired, of $2,500,000 and increase in notes receivable of $1,025,000.

Net cash used in financing activities totaled $2,236,000 during the current period. The primary use of cash from financing activities from July 1998 through September 1998 was the reduction in convertible subordinated debentures of $3,250,000 and repurchases of 593,831 shares of common stock totaling $4,355,000. The primary source of cash from financing activities were proceeds from long-term debt totaling $6,150,000.

Subsequent to September 30, 1998, the Company repurchased 46,650 shares of its common stock at a total cost of approximately $318,000 and $775,000 face value of convertible subordinated debentures. Management is currently authorized by Mercury's board of directors and under Mercury's loan agreements to repurchase up to an additional approximately $2,085,000 in common stock and convertible subordinated debentures.

The Company's senior unsecured bank credit facility consists of an $18,600,000 Revolver and various term facilities. At September 30, 1998, there was $5,750,000 outstanding under the Revolver and the balance of the term loans totalled $5,497,000. The Company is in the process of renegotiating its senior credit facility.

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

The Company has the following significant contracts or commitments for the purchase of equipment or installation of facilities. The Company has entered into a new lease with respect to the Burbank, California FBO. Pursuant to the terms of the lease, the Company will construct new hangar and terminal space and refurbish some of its existing space at a cost of approximately $9.0 million. Upon completion of the construction, the Company's lease will be extended through April 2025. As of September 30, 1998 the Company has spent approximately $4,875,000 on this project. The Company will also retrofit or replace a number of fuel farms during fiscal 1999 at an estimated cost of $2,500,000. Amounts drawn down in connection which the CEDFA bond financing is being used to finance the Burbank FBO construction, while existing lines of credit will finance the fuel farm modifications.


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


FORWARD-LOOKING STATEMENTS

        Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements. In addition, Mercury, from time-to-time, makes forward-looking statements concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting Mercury's best judgment based upon current information and involve a number of risks and uncertainties, and there can be no assurance that other factors will not affect the accuracy of such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by Mercury include, but are not limited to, risks associated with acquisitions, the financial condition of customers, non-renewal of contracts, government regulation, as well as operating risks, general conditions in the economy and capital markets, and other factors which may be identified from time-to-time in Mercury's Securities and Exchange Commission filings and other public announcements.



  PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

            None

Item 2.  Change in Securities

            None

Item 3.  Default Upon Senior Securities

            None

Item 4.  Submission of Matters to a Vote of Security Holders

            None

Item 5.  Other Information

            None

Item 6.  Exhibits and Reports on Form 8-K

Exhibit No.    Description

10.1 Amendment to Employment Agreement by and between Mercury Air Group, Inc. and Joseph A. Czyzyk dated October 15, 1998.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                    Mercury Air Group, Inc.
                                    Registrant



                                    /s/ SEYMOUR KAHN
                                    ---------------------------------------
                                    Seymour Kahn
                                    Chairman and Chief
                                    Executive Officer




                                    /s/ RANDY AJER
                                    ---------------------------------------
                                    Randy Ajer
                                    Secretary/Treasurer
                                    Chief Accounting Officer



Date: November 06, 1998