Form 10-Q
period 1998-12-31
MERCURY AIR GROUP INC
filed 1999-02-09
CIK 52532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1998.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from _________ to ________

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

                                 YES X   No ___

        Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                             Number of Shares Outstanding
                   Title                       As  of  February 4, 1999
                   -----                     ----------------------------
        Common Stock, $.01 Par Value                 6,575,446

                          PART I -FINANCIAL INFORMATION

                     MERCURY AIR GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                ASSETS                                     DECEMBER 31,             JUNE 30,
                                                                              1998                    1998
                                                                          -------------           -------------
CURRENT ASSETS:
  Cash and cash equivalents                                               $   1,622,000           $   7,836,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $1,701,000 at 12/31/98 and $1,686,000 at 6/30/98             42,605,000              38,387,000
  Notes receivable - current portion                                          1,123,000                 940,000
  Inventories, principally aviation fuel                                      1,860,000               1,539,000
  Prepaid expenses and other current assets                                   3,053,000               2,275,000
                                                                          -------------           -------------
    Total current assets                                                     50,263,000              50,977,000

CASH-RESTRICTED                                                               3,539,000               9,161,000
PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated
  depreciation and amortization of $32,415,000
  (12/31/98);$29,006,000 (6/30/98)                                           54,529,000              44,252,000
NOTES RECEIVABLE, net of current portion                                         52,000                  56,000
OTHER ASSETS (Note 3)                                                        10,613,000               7,295,000
                                                                          -------------           -------------
                                                                          $ 118,996,000           $ 111,741,000
                                                                          =============           =============
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        $  16,971,000           $  16,403,000
  Accrued expenses and other current liabilities                              6,024,000               5,242,000
  Income taxes payable                                                          898,000               1,409,000
  Current portion of long-term debt                                           3,788,000               3,732,000
                                                                          -------------           -------------
    Total current liabilities                                                27,681,000              26,786,000

LONG-TERM DEBT (Note 4)                                                      41,376,000              30,619,000
DEFERRED INCOME TAXES                                                           196,000                 196,000
CONVERTIBLE SUBORDINATED DEBENTURES (Note 7)                                 24,065,000              28,090,000


COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (Notes 6):
     Preferred Stock - $.01 par value;
       authorized 3,000,000 shares;
       no shares outstanding
    Common Stock - $ .01 par value;
      authorized 18,000,000 shares;
      outstanding 6,575,446 shares 12/31/98;
      outstanding 7,082,753 shares 6/30/98                                       65,000                  71,000
    Additional paid-in capital                                               19,614,000              20,465,000
    Retained earnings                                                         6,903,000               6,415,000
    Cumulative  translation adjustment                                         (242,000)               (239,000)
    Notes receivable from sale of stock                                        (662,000)               (662,000)
                                                                          -------------           -------------
         Total stockholders' equity                                          25,678,000              26,050,000
                                                                          -------------           -------------
                                                                          $ 118,996,000           $ 111,741,000
                                                                          =============           =============

          See accompanying notes to consolidated financial statements.

                     MERCURY AIR GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                              SIX MONTHS ENDED                      THREE MONTHS ENDED
                                                                 DECEMBER 31,                          DECEMBER 31,
                                                           1998               1997               1998               1997
                                                      -------------      -------------      -------------      -------------

Sales and Revenues:
  Sales                                               $  69,506,000      $ 108,406,000      $  34,671,000      $  53,978,000
  Service revenues                                       39,759,000         29,414,000         21,994,000         14,677,000
                                                      -------------      -------------      -------------      -------------
                                                        109,265,000        137,820,000         56,665,000         68,655,000
                                                      -------------      -------------      -------------      -------------
Costs and Expenses:
  Cost of sales                                          55,913,000         96,355,000         27,984,000         47,935,000
  Operating expenses                                     37,779,000         27,088,000         20,764,000         13,367,000
                                                      -------------      -------------      -------------      -------------
                                                         93,692,000        123,443,000         48,748,000         61,302,000
                                                      -------------      -------------      -------------      -------------
       Gross Margin (Excluding depreciation
            and amortization)                            15,573,000         14,377,000          7,917,000          7,353,000
                                                      -------------      -------------      -------------      -------------

Expenses (Income):
  Selling, general and administrative                     3,356,000          2,926,000          1,614,000          1,540,000
  Provision for bad debts                                   902,000            906,000            451,000            453,000
  Depreciation and amortization                           3,691,000          2,390,000          1,860,000          1,224,000
  Interest expense                                        2,025,000          1,754,000          1,041,000            898,000
  Interest income                                          (115,000)          (368,000)           (49,000)          (140,000)
  Loss resulting from bankruptcy of customer                                 7,050,000
                                                      -------------      -------------      -------------      -------------
                                                          9,859,000         14,658,000          4,917,000          3,975,000
                                                      -------------      -------------      -------------      -------------

 Income (Loss) Before  Provision for Income Taxes         5,714,000           (281,000)         3,000,000          3,378,000
 Provision (Credit) for Income Taxes                      2,228,000           (113,000)         1,173,000          1,351,000
                                                      -------------      -------------      -------------      -------------

Net  Income (Loss) Before Extraordinary Item          $   3,486,000      ($    168,000)     $   1,827,000      $   2,027,000
                                                      -------------      -------------      -------------      -------------

Extraordinary  Item (Note 7) (Less applicable
  income taxes of $120,000 (six months); $22,000
  (three months)                                           (187,000)                              (34,000)
                                                      -------------      -------------      -------------      -------------

Net Income (Loss)                                     $   3,299,000      ($    168,000)     $   1,793,000      $   2,027,000
                                                      =============      =============      =============      =============


Net Income (Loss) Per Common Share  (Note 5):

   Basic:
      Before extraordinary item                       $        0.52      ($       0.02)     $        0.28      $        0.28
      Extraordinary item                                      -0.03                                 (0.01)
                                                      =============      =============      =============      =============
      Net income                                      $        0.49      ($       0.02)     $        0.27      $        0.28
                                                      =============      =============      =============      =============

   Diluted:
      Before Extraordinary item                       $        0.38      ($       0.02)     $        0.21      $        0.21
      Extraordinary item                                      -0.02
                                                      =============      =============      =============      =============
      Net Income                                      $        0.37      ($       0.02)     $        0.20      $        0.21
                                                      =============      =============      =============      =============


           See accompanying notes to consolidated financial statements.

                     MERCURY AIR GROUP, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED DECEMBER 31,
                                                                               1998              1997
                                                                          ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                       $  3,299,000      ($   168,000)
  Adjustments to derive cash flow from
   Operating activities:
      Bad debt expense                                                         902,000         7,748,000
      Depreciation and amortization                                          3,691,000         2,390,000
      Amortization of officers' loans                                           20,000            77,000
  Changes in operating assets and liabilities:
      Trade and other accounts receivable                                   (5,120,000)          316,000
      Inventories                                                             (321,000)         (158,000)
      Prepaid expenses and other current assets                               (778,000)         (701,000)
      Accounts payable                                                         568,000         2,804,000
      Income taxes payable                                                    (511,000)
      Accrued expenses and other current liabilities                           782,000           537,000
                                                                          ------------      ------------
          Net cash provided by operating activities                          2,532,000        12,845,000
                                                                          ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Restricted cash-tax exempt bond                                             5,622,000
  Restricted cash-pledged certificates of deposit                                              1,000,000
  (Increase) Decrease in notes receivable                                     (179,000)          965,000
  Addition to other assets                                                    (202,000)       (3,266,000)
  Acquisition of business, net of cash acquired (Note 3 and 8)              (4,200,000)
  Additions to property, equipment and leaseholds                           (9,104,000)       (3,118,000)
                                                                          ------------      ------------
          Net cash (used in) investing activities                           (8,063,000)       (4,419,000)
                                                                          ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long -term debt                                             10,000,000           942,000
  Reduction of long-term debt                                               (1,987,000)       (2,143,000)
  Reduction of convertible subordinated debentures                          (4,025,000)
  Payment of dividend on common stock                                                            (94,000)
  Repurchase and retire common stock                                        (4,686,000)       (2,626,000)
  Proceeds from issuance of common stock                                        15,000
                                                                          ------------      ------------
          Net cash used in financing activities                               (683,000)       (3,921,000)
                                                                          ------------      ------------

NET  (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                          (6,214,000)        4,505,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               7,836,000         2,889,000
                                                                          ------------      ------------

CASH AND CASH EQUIVALENTS,  END OF PERIOD                                 $  1,622,000      $  7,394,000
                                                                          ============      ============

CASH PAID DURING THE PERIOD:
  Interest                                                                $  2,310,000      $  1,754,000
  Income taxes                                                            $  2,619,000      $    184,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of Notes Payable for the acquisition of assets                                 $  4,250,000
    Issuance of 124,224 shares of common stock for acquisition
      of assets of Weather Data                                           $  1,000,000
   Note receivable assigned to the Company in exchange for
      the Company's certificate of deposit which was used to
      guaranty a customer debt                                                              $  1,000,000
   Issuance of note payable for the acquisition of assets
       of Jackson FBO                                                     $  2,800,000


           See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION:

               The accompanying unaudited financial statements reflect all adjustments (consisting of normal, recurring accruals only) which are necessary to fairly present the results for the interim periods. Such financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1998 and the notes thereto. The results of operations for the six months ended December 31, 1998 are not necessarily indicative of results for the full year.


NOTE 2 - INCOME TAXES:

               Income taxes have been computed based on the estimated annual effective income tax rate for the respective years.


NOTE 3 - OTHER ASSETS:

               On August 1, 1998, the Company acquired the weather observation and forecasting and air traffic control government contracts and related assets of Weather Data Services, Inc. for $3,500,000, which consisted of $2,500,000 in cash and $1,000,000 of the Company's stock. The purchase price has been allocated to intangible assets including contracts and goodwill.


NOTE 4 - LONG-TERM DEBT:

               At December 31, 1998, long-term debt includes $10,000,000 borrowed during this period under the Company's $18,600,000 revolving credit line. This facility matures in February 2000 and bears interest at prime or LIBOR plus 1.5%.

NOTE 5- EARNINGS PER SHARE:

                    Basic income ( loss ) per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income ( loss ) per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents. Common stock equivalents include stock options and shares resulting from the assumed conversion of subordinated debentures, when dilutive.


                                          Six Months Ended                Six Months Ended                Three Months Ended
                                          December 31, 1998               December 31, 1997               December 31, 1998
                                        Diluted          Basic          Diluted          Basic         Diluted          Basic

Weighted average number of common
shares outstanding during the
period                                  6,708,000       6,708,000       7,332,000       7,332,000       6,582,000       6,582,000

Common stock equivalents resulting
from the assumed exercise of stock
options                                   365,000              --              --              --         365,000              --

Common  shares resulting from the
assumed conversion of debentures        3,643,000              --              --              --       3,390,000              --
                                     ------------    ------------    ------------    ------------    ------------    ------------

Weighted average number of common
and common equivalent shares
outstanding during the period          10,716,000       6,708,000       7,332,000       7,332,000      10,337,000       6,582,000
                                     ============    ============    ============    ============    ============    ============

Net income (loss) before
extraordinary item                   $  3,486,000    $  3,486,000    $   (168,000)   $   (168,000)   $  1,827,000    $  1,827,000

Interest expense, net of tax, on
convertible debenture                     632,000              --              --              --         294,000              --
                                     ------------    ------------    ------------    ------------    ------------    ------------

Adjusted  income (loss) before
extraordinary item                   $  4,118,000    $  3,486,000    $   (168,000)   $   (168,000)   $  2,121,000    $  1,827,000
                                     ------------    ------------    ------------    ------------    ------------    ------------

Extraordinary item                       (187,000)       (187,000)             --              --         (34,000)        (34,000)
                                     ------------    ------------    ------------    ------------    ------------    ------------

Adjusted income (loss)               $  3,931,000    $  3,299,000    $   (168,000)   $   (168,000)   $  2,087,000    $  1,793,000
                                     ------------    ------------    ------------    ------------    ------------    ------------

Common and  common share
equivalents                            10,716,000       6,708,000       7,332,000       7,332,000      10,337,000       6,582,000
                                     ============    ============    ============    ============    ============    ============

Earnings (Loss) per share:

Before Extraordinary Item            $        .38    $        .52    $       (.02)   $       (.02)   $        .21    $        .28

Extraordinary Item                           (.02)           (.03)             --              --              --            (.01)
                                     ------------    ------------    ------------    ------------    ------------    ------------

Net Income                           $        .37    $        .49    $       (.02)   $       (.02)   $        .20    $        .27
                                     ============    ============    ============    ============    ============    ============



                                          Three Months Ended
                                          December 31, 1997
                                        Diluted         Basic

Weighted average number of common
shares outstanding during the
period                                   7,159,000      7,159,000

Common stock equivalents resulting
from the assumed exercise of stock
options                                    286,000             --

Common  shares resulting from the
assumed conversion of debentures         3,941,000             --
                                      ------------   ------------

Weighted average number of common
and common equivalent shares
outstanding during the period           11,386,000      7,159,000
                                      ============   ============

Net income (loss) before
extraordinary item                    $  2,027,000   $  2,027,000

Interest expense, net of tax, on
convertible debenture                      336,000             --
                                      ------------   ------------

Adjusted  income (loss) before
extraordinary item                    $  2,363,000   $  2,027,000
                                      ------------   ------------

Extraordinary item                              --             --
                                      ------------   ------------

Adjusted income (loss)                $  2,363,000   $  2,027,000
                                      ------------   ------------

Common and  common share
equivalents                             11,386,000      7,159,000
                                      ============   ============

Earnings (Loss) per share:

Before Extraordinary Item             $        .21   $        .28

Extraordinary Item                              --             --
                                      ------------   ------------

Net Income                            $        .21   $        .28
                                      ============   ============

NOTE 6 - STOCKHOLDINGS' EQUITY:

                During the six month period ended December 31, 1998, the Company repurchased 641,781 shares of its common stock at a cost of approximately $4,682,000 which was charged to: Common Stock $6,000; Additional paid in capital $1,865,000; and Retained Earnings $2,811,000.


NOTE 7 - CONVERTIBLE SUBORDINATED DEBENTURES/ EXTRAORDINARY ITEM:

               During the six month period the Company repurchased 4,025 bonds ($1,000 par value) in the open market at a cost $4,129,000 plus accrued interest. The excess of cost over par value of $104,000 plus $203,000 in bond issuance costs have been charged to extraordinary item, net of a tax benefit of $120,000, in the amount of $187,000. For the three months ended December 31, 1998, the excess of cost over par value plus bond issuance costs totalling $56,000 have been charged to extraordinary item, net of a tax benefit of $22,000, in the amount of $34,000.

NOTE 8 -  ACQUISITION:

         Effective November 30, 1998, the Company acquired substantially all the assets of Jackson Air Center in Mississippi for $4,500,000 in cash. The Company borrowed $2.8 million in term debt under its senior credit facility and the balance was funded from borrowings under its revolver. The purchase price has been allocated primarily to Property, Equipment and Leaseholds ($4,195,000) with the balance to inventory and accounts payable.


NOTE 9 -  COMPREHENSIVE INCOME:

              In June of 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income." This statement, which the Company adopted in fiscal 1999, establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. For the periods presented, adjustments to derive comprehensive income were insignificant .

     ITEM 7.

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS- COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997 AND COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997.

The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company's four operating units, as well as selected other financial statement date.


                                        Six Months Ended December 31,            Three Months Ended December 31,
                                        -----------------------------            -------------------------------

   ($ in millions)                      1998                   1997                 1998                1997
                                 Amount     % of Total   Amount   % of Total  Amount   % of Total  Amount   % of Total
                                             Revenues              Revenues             Revenues             Revenues
                                 ------     ---------   -------   ---------   ------  ----------   ------   ---------
Revenues:
Fuel sales and services          $  60.5        55.4%   $  96.0       69.7%   $  31.0      54.9%   $ 47.7       69.4%
FBOs                                23.2        21.2%      22.7       16.4%      11.6      20.5%     11.5       16.7%
Cargo operations                    13.4        12.3%      10.8        7.9%       7.7      13.6%      6.0        8.8%
Government contract services        12.1        11.1%       8.3        6.0%       6.2      11.0%      3.5        5.1%
                                 -------     -------    -------    -------    -------   -------    ------    -------
Total Revenue                    $109.20       100.0%   $ 137.8      100.0%   $  56.5     100.0%   $ 68.7      100.0%
                                 =======     =======    =======    =======    =======   =======    ======    =======


                                        Six Months Ended December 31,            Three Months Ended December 31,
                                        -----------------------------            -------------------------------

   ($ in millions)                      1998                   1997                 1998                1997
                                 Amount     % of Unit    Amount   % of Unit   Amount  % of Unit    Amount  % of Unit
                                             Revenues              Revenues             Revenues             Revenues
                                 ------     ---------   -------   ---------   ------  ----------   ------   ---------
 Gross Margin (1):
Fuel sales and services          $  4.9          8.1%    $  4.4        4.6%    $  2.6       8.5%   $  2.1        4.5%
FBOs                                5.5         23.5%       4.4       19.3%       2.7      22.9%      2.2       18.9%
Cargo operations                    2.6         19.6%       3.5       31.9%       1.4      18.0%      2.1       34.2%
Government contract services        2.6         21.3%       2.1       25.3%       1.2      19.8%      1.0       28.6%
                                 ------        -----     ------      -----     ------     -----    ------      -----
Total Gross Margin               $ 15.6         14.3%    $ 14.4       10.4%    $  7.9      14.0%   $  7.4       10.7%
                                 ======        =====     ======      =====     ======     =====    ======      =====

                                 Amount     % of Total   Amount   % of Total  Amount   % of Total  Amount   % of Total
                                             Revenues              Revenues             Revenues             Revenues
                                 ------     ---------   -------   ---------   ------  ----------   ------   ---------

Selling, General and
 Administrative                   $ 3.4          3.1%      $2.9        2.1%     $1 .6      2. 8%     $1.5        2.2%

Provision for bad debts              .9           .8%        .9         .7%        .5        .8%       .5         .7%

Depreciation and amortization       3.7          3.4%       2.4        1.7%       1.9       3.3%      1.2        1.8%

Loss resulting from bankruptcy
of Customer                          --           --        7.1        5.1%        --        --        --         --

Interest expense and other          1.9          1.7%       1.4        1.0%       1.0       1.8%       .8        1.1%
                                   ----         ----       ----       ----       ----      ----      ----       ----

Income  (loss) before income
 taxes                              5.7          5.2%       (.3)       (.2)%      2.9       5.3%      3.4        4.9%

Provision (credit) for income
 taxes                              2.2          2.0%       (.1)       (.1)%      1.2       2.1%      1.4        2.0%
                                   ----         ----       ----       ----       ----      ----      ----       ----

Net  income (loss) before
 extraordinary item                $3.5          3.2%      $(.2)       (.1)%     $1.7       3.2%     $2.0        3.0%
                                                           ----       ----                           ----       ----

Extraordinary item                  (.2)         (.2)%       --         --         --        --        --         --
                                   ----         ----       ----       ----       ----      ----      ----       ----

Net income (loss)                  $3.3          3.0%      $(.2)       (.1)%     $1.7       3.2%     $2.0        3.0%
                                   ====         ====       ====       ====       ====      ====      ====       ====


  (1) Gross margin as used here and throughout Management's Discussion excludes depreciation and amortization and selling, general and administrative expense.

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO DECEMBER 31, 1997.

Revenue fell by 17.5% to $56.7 million in the current period from $68.7 million a year ago due to a decline in both the price of fuel and volume of fuel sold. Gross margin increased 7.7% to $7.9 million in the current period from $7.4 million a year ago.

Revenues from fuel sales and services represented 54.9% of total revenues in the current period compared to 69.4% of total revenues a year ago. Revenues from fuel sales and services fell 38.9% to $31.0 million from $47.7 million last year. The decline in revenues from fuel sales and services was due to a decrease in the volume of fuel sold, a significant portion of which was due to the loss of Western Pacific's fuel business in February 1998, and a decrease in the price of fuel . Gross margin from fuel sales and service increased by 24.4% to $2.6 million in the current period from $2.1 million last year due to RPA's contribution. Revenues and operating income from fuel sales and services include the activities of Mercury's contract fueling business, as well as activities from a number of other commercial services including the provision of certain refueling services, non-aviation fuel brokerage and other services managed at LAX as part of Mercury's fuel sales and services operations. In addition, fuel sales and services include the activities of Mercury's wholly owned subsidiary, RPA, subsequent to its acquisition in February 1998. RPA is a developer of software products for the aviation business. Revenue from RPA was $2.5 million in the current period.

Revenues from FBOs increased by 1.2% in the current period to $11.6 million from $11.5 million a year ago. Gross margin increased 22.0% in the current period to $2.7 million from $2.2 million last year. The increase was attributable to an increase in the number of gallons sold and higher per gallon fuel margins.

Revenues from cargo operations in the current period increased 28.4% to $7.7 million from $6.0 million a year ago. This increase was due to an increase in cargo handling revenues at LAX and Atlanta, which was acquired in April 1998, and partially offset by a decline in space brokerage revenue. Gross margin from cargo operations in the current period decreased 32.3% to $1.4 million from $2.1 million in the year ago period primarily due to lower space brokerage revenues, higher costs and losses in the Miami cargo handling division. The Company is currently evaluating strategic alternatives for its Miami cargo handling operations.

Revenues from government contract services increased 78.6% in the current period to $6.2 million from $3.5 million in the year ago period. The increase in revenues from government contract services was due primarily to the addition of the Weather Data contracts as of August 1, 1998. Gross margin from government contract services in the current period increased 23.7% to $1.2 million from $1.0 million last year due to higher revenues. Gross margin as a percentage of revenues declined as a result of lower margins derived from Weather Data's contracts.

Selling, general and administrative expenses in the current period increased 4.8% to $1.61 million from $1.54 million in last year's period due primarily to higher compensation expense.

Depreciation and amortization expense increased 52.0% in the current period to $1.86 million from $ 1.224 million a year ago primarily due to the LAX Cargo warehouse expansion during fiscal 1998, acquisitions during the past twelve months and continuing capital expenditures.

Interest expense increased 15.9% in the current period to $1.04 million from $.898 million a year ago due to higher average outstanding borrowings

Income tax expense approximated 39.1% of pre-tax income in the current period and 40.0% of pretax income a year ago reflecting the expected effective annual income tax rates.

In the current three month period, extraordinary item of $34,000 consists of a charge of $56,000 related to the cost of repurchasing convertible subordinated debentures in excess of par value and related bond issuance costs, net of a tax benefit of $22,000.

SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO DECEMBER 31, 1997.

Revenues decreased 20.7% to $109.2 million in the current period from $137.8 million a year ago. Gross Margin increased 8.3% to $15.6 million in the current period from $14.4 million a year ago.


Revenues from fuel sales and services represented 55.4% of total revenues in the current period compared to 69.7% of total revenue a year ago. Revenues from fuel sales and services decreased 37.0% to $60.5 million from $96.0 million last year. The decrease in revenues from fuel sales and services was primarily due to a decrease in the price of fuel and a decrease in the volume of fuel sold, a significant portion of which was due to the loss of Western Pacific's fuel business. Gross margin from fuel sales and services increased 10.6% in the current period to $4.9 million from $4.4 million a year ago. The increase in gross margin from fuel sales and services in the current period compared to last year was attributable to RPA's contribution in the second quarter. Revenue from RPA was $3.7 million in the current six month period.

Revenue from FBOs increased 2.3% in the current period to $23.2 million from $22.7 million a year ago. Gross margin increased 24.6% to $5.5 million from $4.4 million in the year ago period due to an increase in gallons sold and higher per gallon fuel margins. FBOs include the activities of Charleston which opened in November 1998 and Jackson which was acquired on November 30, 1998.

Revenues from cargo operations in the current period increased 24.0% to $13.4 million from $10.8 million a year ago. The increase was primarily due to an increase in cargo handling revenue at LAX and Atlanta and partially offset by a decline in space brokerage revenue. Gross margin from cargo operations in the current period decreased 23.9% to $2.6 million from $3.4 million in the year ago period due to increased losses in Miami, lower space brokerage revenue and higher operating costs. The Company is currently evaluating strategic alternatives for its Miami cargo handling operation.

Revenues from government contract services in the current period increased 46.1% to $12.1 million from $8.3 million in the year ago period. The increase in revenues from government contract services in the current period compared to last year was primarily due to the addition of the Weather Data contracts as of August 1, 1998. Gross margin from government contract services in the current period increased 22.5% to $2.6 million from $2.1 million last year due to higher revenues.

Selling general and administrative expenses in the current period increased 14.7% to $3.4 million from $2.9 million in the year ago period. The increase was primarily due to higher compensation expense.

Depreciation and amortization expense in the current period increased 54.4% to $3.7 million from $2.4 million a year ago. The increase in the current period is primarily related to the LAX cargo warehouse expansion during fiscal 1998, acquisitions during the past twelve months and capital expenditures.

Interest expense increased 15.5% in the current six months to $2.025 million from $1.754 million a year ago due to higher average outstanding borrowings. Interest income decreased 68.8% in the current six months to $115,000 from $368,000 in the year ago period due to lower balances of notes receivable and invested cash.

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

Income tax expense approximated 39.0% of pretax income in the current period and income tax credit approximated 40.2% of pretax loss a year ago, reflecting the expected effective annual tax rate.

In the current six month period, extraordinary item of $187,000 consists of a charge of $307,000 related to the cost of repurchasing convertible subordinated debentures in excess of par value and related bond issuance costs, net of a tax benefit of $120,000.


LIQUIDITY AND CAPITAL RESOURCES:

Mercury has historically financed its operations primarily through operating cash flow, bank debt, the $19 million of tax exempts bonds issued in 1998 and the $28 million of convertible subordinated debentures issued in 1996. Mercury's cash balance at December 31, 1998 totaled $1,622,000.

Net cash provided by operating activities totaled $2,532,000 during the period ended December 31, 1998. During this period, the primary sources of net cash provided by operating activities was net income and depreciation and amortization totalling $6,990,000. The primary use of cash from operating activities was an increase in accounts receivable of $5,120,000. Accounts receivable at December 31, 1998 increased from June 30, 1998 balances due to higher sales in the December quarter versus the June quarter. Days sales outstanding were approximately 68 at December 31, 1998 versus approximately 70 at June 30, 1998.

Net cash used in investing activities was $8,063,000 during the current period. The primary source of cash from investing activities included a reduction of $5,622,000 in restricted cash related to the construction of the Burbank FBO. The primary use of cash from investing activities included additions to property, equipment and leaseholds of $9,104,000 and acquisition of business, net of cash acquired, of $4,200,000.

Net cash used in financing activities totaled $683,000 during the current period. The primary use of cash from financing activities in the current six month period was the reduction in convertible subordinated debentures of $4,025,000 and repurchases of 641,781 shares of common stock totaling $4,686,000. The primary source of cash from financing activities was proceeds from long-term debt of $10,000,000.

The Company's Senior unsecured bank credit facility consists of a $18,600,000 Revolver and various term facilities. At December 31, 1998, there was $10,000,000 outstanding under the Revolver and the balance of the term loans totalled $8,059,000. The Company has recently received a commitment from its senior lenders to replace its $47.9 million unsecured credit facility with an $80 million secured facility. This transaction is expected to close in February 1999.

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


The Company has the following significant contracts or commitments for the purchase of equipment or installation of facilities. The Company has entered into a new lease with respect to its Burbank, California FBO. Pursuant to the terms of the lease, the Company will construct new hangar and terminal space and refurbish some of its existing space at a cost of approximately $9.0 million. Upon completion of the construction, the Company's lease will be extended through April 2025 . As of December 31, 1998, the Company has spent approximately $6.7 million on this project. The Company is also retrofitting or replacing a number of fuel farms during fiscal 1999 at an estimated cost of $2,500,000. Amounts drawn down in connection with the CEDFA bond financing is being used to finance the Burbank FBO construction while existing lines of credit will finance the fuel farm modifications.

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

         None

Item 3.  Default Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

            On December 3, 1998, the Company held its annual meeting of shareholders.

All of the Company's directors were re-elected at the meeting by the following votes:


                                                               Abstain
Name                                   For        Against      Broker Non-vote
----                                   ---        -------      ---------------
Seymour Kahn                        6,180,407     58,419           -0-
Joseph A. Czyzyk                    6,180,407     58,419           -0-
Dr. Philip J. Fagan, Jr.            6,176,747     62,079           -0-
Frederick H. Kopko                  6,180,407     58,419           -0-
William G. Langton                  6,178,076     60,750           -0-
Robert L. List                      6,179,951     58,875           -0-


The proposal to adopt the Company's 1998 Long-Term Incentive Plan pursuant to which 600,000 shares of Common Stock of the Company will be reserved for issuance pursuant to options to be granted to employees, officers and consultants under such plan was adopted at the meeting by the following votes:

                                           Broker Non-vote/
For             Against       Abstained    Unvoted
---             -------       ---------    -------
3,674,320      1,334,586       35,658     1,194,262


The proposal to adopt the Company's 1998 Directors Stock Option Plan pursuant to which 300,000 shares of Common Stock of the Company will be reserved for issuance pursuant to options to be granted to outside directors under such plan was adopted at the meeting by the following votes:

                                             Broker Non-vote/
For             Against       Abstained      Unvoted
---             -------       ---------      -------
3,592,382      1,401,433       50,748        1,194,263


Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

6(a)
Exhibit
No.                                             Description

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

10.13 Employment Agreement dated November 15, 1994 between the Company and Joseph Czyzyk (16)

10.14 Non-Qualified Stock Option Agreement dated August 24, 1995, by and between S.K. Acquisition and Mercury Air Group, Inc. (12)


10.15 Non-Qualified Stock Option Agreement dated March 21, 1996, by and between Frederick H. Kopko and Mercury Air Group, Inc. (12)

10.16 Credit Agreement by and among Sanwa Bank California, Mellon Bank, N.A., The First National Bank of Boston and Mercury Air Group, Inc. dated March 14, 1997. (14)

10.17 First Amendment to Credit Agreement and Related Loan Documents dated as of November 1997, by and among Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc. (16)

10.18 First Amendment of 1998 to Credit Agreement and Other Loan Documents dated as of April 1, 1998, by and among Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc. (3)

10.19 Second Amendment of 1998 to Credit Agreement and Other Loan Documents dated as of April 1998, by and between Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc. (16)

10.20 Third Amendment of 1998 to Credit Agreement and Other Loan Documents dated as of August 31, 1998, by and between Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc. (16)

10.21 Loan Agreement between California Economic Development Financing Authority and Mercury Air Group, Inc. relating to $19,000,000 California Economic Development Financing Authority Variable Rate Demand Airport Facilities Revenue Bonds, Series 1998 (Mercury Air Group, Inc. Project) dated as of April 1, 1998. (3)

10.22 Reimbursement Agreement dated as of April 1, 1998, by and among Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc. (3)

10.23 First Amendment to Reimbursement Agreement and Other L/C Documents as of August 31, 1998, by and between Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc. (16)

10.24 Fourth Amendment of 1998 to Credit Agreement and Other Loan Documents by and between Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc. dated September 15, 1998.

10.25 Second Amendment to Reimbursement Agreement and Other L/C Documents by and between Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc. dated September 15, 1998.

----------------------

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

(16) All such documents were previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 and is incorporated herein by reference.

(b)     Reports on Form 8-K:

        None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                         Mercury Air Group, Inc.
                                         Registrant




                                         /s/ JOSEPH CZYZYKC
                                         ---------------------------------------
                                         Joseph Czyzykc
                                         Chief  Executive Officer




                                         /s/ RANDY AJER
                                         ---------------------------------------
                                         Randy Ajer
                                         Secretary/Treasurer
                                         Chief Accounting Officer



 February 05, 1999