Form 10-Q
period 1999-03-31
MERCURY AIR GROUP INC
filed 1999-05-10
CIK 52532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999.

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

                                YES [X]   No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                  Number of Shares Outstanding
                Title                                  As  of May 6, 1999
   Common Stock, $.01 Par Value                              6,575,446

                         PART I - FINANCIAL INFORMATION

                    MERCURY AIR GROUP, INC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                    ASSETS                                           MARCH 31,          JUNE 30,
                                                                                       1999               1998
                                                                                   -------------      -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                        $   2,935,000      $   7,836,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $1,621,000 at 3/31/99 and  $1,686,000 at 6/30/98                      42,263,000         38,387,000
  Notes receivable - current portion                                                   1,001,000            940,000
  Inventories, principally aviation fuel                                               1,477,000          1,539,000
  Prepaid expenses and other current assets                                            3,913,000          2,275,000
                                                                                   -------------      -------------
    Total current assets                                                              51,589,000         50,977,000

CASH-RESTRICTED                                                                        1,913,000          9,161,000
PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated
  depreciation and amortization of $33,714,000 (3/31/99);$29,006,000 (6/30/98)        56,619,000         44,252,000
NOTES RECEIVABLE                                                                          50,000             56,000
OTHER ASSETS (Note 3)                                                                  9,996,000          7,295,000
                                                                                   -------------      -------------
                                                                                   $ 120,167,000      $ 111,741,000
                                                                                   =============      =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                 $  17,164,000      $  16,403,000
  Accrued expenses and other current liabilities                                       6,002,000          5,242,000
  Income taxes payable                                                                 1,036,000          1,409,000
  Current portion of long-term debt                                                    5,440,000          3,732,000
                                                                                   -------------      -------------
    Total current liabilities                                                         29,642,000         26,786,000

LONG-TERM DEBT (Note 4)                                                               41,035,000         30,619,000
DEFERRED INCOME TAXES                                                                    196,000            196,000
CONVERTIBLE SUBORDINATED DEBENTURES (Note 7)                                          22,535,000         28,090,000


COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (Notes 6):
     Preferred Stock - $.01 par value; authorized 3,000,000 shares;
       no shares outstanding
    Common Stock - $ .01 par value; authorized 18,000,000 shares; outstanding
      6,575,446 shares 3/31/99;
      outstanding 7,082,753 shares 6/30/98                                                65,000             71,000
    Additional paid-in capital                                                        19,614,000         20,465,000
    Retained earnings                                                                  7,979,000          6,415,000
    Cumulative  translation adjustment                                                  (237,000)          (239,000)
    Notes receivable from sale of stock                                                 (662,000)          (662,000)
                                                                                   -------------      -------------
         Total stockholders' equity                                                   26,759,000         26,050,000
                                                                                   -------------      -------------
                                                                                   $ 120,167,000      $ 111,741,000
                                                                                   =============      =============



          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)




                                                               NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                                   MARCH 31,                           MARCH 31,
                                                       --------------------------------      --------------------------------
                                                            1999               1998               1999               1998
                                                       -------------      -------------      -------------      -------------
Sales and Revenues:
  Sales                                                $ 104,019,000      $ 146,385,000      $  34,513,000      $  37,979,000
  Service revenues                                        58,889,000         44,155,000         19,130,000         14,741,000
                                                       -------------      -------------      -------------      -------------
                                                         162,908,000        190,540,000         53,643,000         52,720,000
Costs and Expenses:
  Cost of sales                                           82,784,000        128,352,000         26,870,000         31,997,000
  Operating expenses                                      57,176,000         41,216,000         19,398,000         14,128,000
                                                       -------------      -------------      -------------      -------------
                                                         139,960,000        169,568,000         46,268,000         46,125,000
                                                       -------------      -------------      -------------      -------------
       Gross Margin (Excluding depreciation
            and amortization)                             22,948,000         20,972,000          7,375,000          6,595,000
                                                       -------------      -------------      -------------      -------------

Expenses (Income):
  Selling, general and administrative                      5,212,000          4,529,000          1,856,000          1,603,000
  Provision for bad debts                                  1,354,000          1,520,000            452,000            614,000
  Depreciation and amortization                            5,819,000          3,659,000          2,128,000          1,269,000
  Interest expense                                         3,125,000          2,648,000          1,100,000            894,000
  Interest income                                           (154,000)          (498,000)           (39,000)          (130,000)
  Loss resulting from bankruptcy of customer                                  7,050,000
                                                       -------------      -------------      -------------      -------------
                                                          15,356,000         18,908,000          5,497,000          4,250,000
                                                       -------------      -------------      -------------      -------------

 Income Before  Provision for Income Taxes                 7,592,000          2,064,000          1,878,000          2,345,000
 Provision for Income Taxes                                2,962,000            816,000            734,000            929,000
                                                       -------------      -------------      -------------      -------------

Net  Income Before Extraordinary Item                  $   4,630,000      $   1,248,000      $   1,144,000      $   1,416,000
                                                       -------------      -------------      -------------      -------------

Extraordinary item  (Note 7) (Less applicable
  income taxes of  $163,000 (nine months); $43,000
  (three months)                                            (255,000)                              (68,000)
                                                       -------------      -------------      -------------      -------------

Net Income                                             $   4,375,000      $   1,248,000      $   1,076,000      $   1,416,000
                                                       =============      =============      =============      =============


Net Income Per Common Share (Note 5):

  Basic:
      Before extraordinary item                        $        0.70      $        0.17      $        0.17      $        0.20
      Extraordinary item                                       (0.04)                                (0.01)
                                                       -------------      -------------      -------------      -------------
      Net income                                       $        0.66      $        0.17      $        0.16      $        0.20
                                                       =============      =============      =============      =============

  Diluted:
      Before extraordinary item                        $        0.52      $        0.16      $        0.14      $        0.15
      Extraordinary item                                       (0.02)                                (0.01)
                                                       -------------      -------------      -------------      -------------
      Net income                                       $        0.50      $        0.16      $        0.13      $        0.15
                                                       =============      =============      =============      =============



          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                             NINE MONTHS ENDED MARCH 31,
                                                                           ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                           1999              1998
                                                                           ------------      ------------
  Net (loss) income                                                        $  4,375,000      $  1,248,000
  Adjustments to derive cash flow from
   Operating activities:
      Bad debt expense                                                        1,354,000         8,362,000
      Depreciation and amortization                                           5,819,000         3,659,000
      Amortization of officers' loans                                            29,000           116,000
      Deferred income taxes                                                                      (419,000)
  Changes in operating assets and liabilities:
      Trade and other accounts receivable                                    (5,230,000)        6,118,000
      Inventories                                                                62,000           (86,000)
      Prepaid expenses and other current assets                              (1,638,000)         (693,000)
      Accounts payable                                                          761,000        (3,582,000)
      Income taxes payable                                                     (373,000)
      Accrued expenses and other current liabilities                            760,000           419,000
                                                                           ------------      ------------
          Net cash provided by operating activities                           5,919,000        15,142,000
                                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Restricted cash-tax exempt bond                                             7,248,000
  Restricted cash-pledged certificates of deposit                                               1,000,000
  (Increase) Decrease in notes receivable                                       (55,000)        1,834,000
  Reduction ( Addition) to other assets                                         195,000        (6,744,000)
  Acquisition of business, net of cash acquired                              (4,200,000)       (1,894,000)
  Additions to property, equipment and leaseholds                           (13,110,000)       (4,152,000)
                                                                           ------------      ------------
          Net cash used in investing activities                              (9,922,000)       (9,956,000)
                                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long -term debt                                              26,000,000           942,000
  Reduction of long-term debt                                               (16,676,000)       (3,288,000)
  Payment of dividend on common stock                                                             (94,000)
  Repurchase and retire common stock                                         (4,682,000)       (3,032,000)
  Reduction  of convertible subordinated debentures                          (5,555,000)
  Proceeds from issuance of common stock                                         15,000           150,000
                                                                           ------------      ------------
          Net cash used in financing activities                                (898,000)       (5,322,000)
                                                                           ------------      ------------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                           (4,901,000)         (136,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                7,836,000         2,889,000
                                                                           ------------      ------------
CASH AND CASH EQUIVALENTS,  END OF PERIOD                                  $  2,935,000      $  2,753,000
                                                                           ============      ============

CASH PAID DURING THE PERIOD:
  Interest                                                                 $  3,746,000      $  3,193,000
  Income taxes                                                             $  3,172,000      $  1,018,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Issuance of Notes Payable for the acquisition of assets                   $  2,800,000      $  4,250,000

 Issuance of stock for the acquisition of RPA                                                $  1,220,000

 Issuance of note payable for the acquisition of Aero Freightways Inc.                       $    229,000

 Note receivable assigned to the Company in exchange for the Company's
  certificate of deposit which was used to guaranty a customer's debt                        $  1,000,000

 Issuance of 124,224 shares of common stock for acquisition of
   assets of Weather Data (Note 3)                                         $  1,000,000



          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

        The accompanying unaudited financial statements reflect all adjustments (consisting of normal, recurring accruals only) which are necessary to fairly present the results for the interim periods. Such financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1998 and the notes thereto. The results of operations for the nine months ended March 31, 1999 are not necessarily indicative of results for the full year.

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

NOTE 4 - LONG-TERM DEBT:

On March 2, 1999, the company entered into an $80,000,000 senior secured credit facility with a consortium of four banks. This facility includes up to $40,000,000 Revolving Credit ("Revolving Credit"), a term loan of up to $25,000,000 ("Term Loan") and an acquisition facility of up to $15,000,000 ("Acquisition Facility"). These facilities mature in March 2004. The Term Loan is payable over five years in quarterly installments of principal of $1,000,000 in year one with quarterly installments increasing each year thereafter by $125,000 with a final installment in March 2004. Balances outstanding under the Revolving Credit and Acquisition Facility will be due in March 2004. Interest rates may vary depending upon the Company's leverage ratio, however, the cost will initially be Eurodollar rate plus 1.75% or the Banks base rate (equivalent to the prime rate). Amounts funded at the closing date were $24,000,000 under the Term Loan, which was used to repay outstanding principal of approximately $16,833,000 under the old senior credit facility; repay principal under various other notes of approximately $6,474,000; pay accrued interest, letter of credit fees and closing fees totalling approximately $466,000; and the balance of $227,000 received in cash. At March 31, 1999 current portion of long-term debt pertaining to this facility is $4,000,000 and long-term debt includes $20,000,000 of the Term Loan and $2,000,000 of Revolving Credit

NOTE 5- EARNINGS PER SHARE:

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


                                             Nine Months Ended              Nine Months Ended                 Three Months Ended
                                               March 31, 1999                 March 31, 1998                    March 31, 1999
                                          Diluted          Basic         Diluted         Basic           Diluted            Basic
Weighted average number of common
shares outstanding during the
period                                    6,665,000       6,665,000      7,263,000      7,263,000        6,575,000        6,575,000

Common stock equivalents resulting
from the assumed exercise of stock
options                                     373,000              --        331,000             --          382,000               --

Common  shares resulting from the
assumed conversion of debentures          3,536,000              --             --             --        3,331,000               --
                                       ------------     -----------     ----------     ----------     ------------      -----------

Weighted average number of common
and common equivalent shares
outstanding during the period            10,574,000       6,665,000      7,594,000      7,263,000       10,288,000        6,575,000
                                       ============     ===========     ==========     ==========     ============      ===========

Net income before
extraordinary item                     $  4,630,000     $ 4,630,000     $1,248,000     $1,248,000     $  1,144,000      $ 1,144,000

Interest expense, net of tax, on
convertible debenture                       923,000              --             --             --          290,000               --
                                       ------------     -----------     ----------     ----------     ------------      -----------

Adjusted  income before
extraordinary item                        5,553,000       4,630,000      1,248,000      1,248,000        1,434,000        1,144,000

Extraordinary item                         (255,000)       (255,000)            --             --          (68,000)         (68,000)
                                       ------------     -----------     ----------     ----------     ------------      -----------
Adjusted income                        $  5,298,000     $ 4,375,000     $1,248,000     $1,248,000     $  1,366,000      $ 1,076,000
                                       ------------     -----------     ----------     ----------     ------------      -----------

Common and  common share
equivalents                              10,574,000       6,665.000      7,594,000      7,263,000       10,288,000        6,575,000
                                       ============     ===========     ==========     ==========     ============      ===========

Earnings (Loss) per share:

Before Extraordinary Item              $        .52     $       .70     $      .16     $      .17     $        .14      $       .17

Extraordinary Item                             (.02)           (.04)            --             --             (.01)            (.01)
                                       ------------     -----------     ----------     ----------     ------------      -----------

Net Income                             $        .50     $       .66     $      .16     $      .17     $        .13      $       .16
                                       ============     ===========     ==========     ==========     ============      ===========


                                                Three Months Ended
                                                  March 31, 1998
                                             Diluted          Basic
Weighted average number of common
shares outstanding during the
period                                       7,120,000      7,120,000

Common stock equivalents resulting
from the assumed exercise of stock
options                                        372,000             --

Common  shares resulting from the
assumed conversion of debentures             3,939,000             --
                                           -----------     ----------

Weighted average number of common
and common equivalent shares
outstanding during the period               11,431,000      7,120,000
                                           ===========     ==========

Net income (loss) before
extraordinary item                         $ 1,416,000     $1,416,000

Interest expense, net of tax, on
convertible debenture                          336,000             --
                                           -----------     ----------

Adjusted  income (loss) before
extraordinary item                           1,752,000      1,416,000

Extraordinary item                                  --             --
                                           -----------     ----------
Adjusted income (loss)                     $ 1,752,000     $1,416,000
                                           -----------     ----------

Common and  common share
equivalents                                 11,431,000      7,120,000
                                           ===========     ==========

Earnings (Loss) per share:

Before Extraordinary Item                  $       .15     $      .20

Extraordinary Item                                  --             --
                                           -----------     ----------

Net Income                                 $       .15     $      .20
                                           ===========     ==========

NOTE 6 - STOCKHOLDINGS' EQUITY:

        During the nine month period ended March 31, 1999, the Company repurchased 641,781 shares of its common stock at a cost of approximately $4,682,000 which was charged to: Common Stock $6,000; Additional paid in capital $1,865,000; and Retained Earnings $2,811,000.


NOTE 7 - CONVERTIBLE SUBORDINATED DEBENTURES/ EXTRAORDINARY ITEM:

        During the nine month period the Company repurchased 5,555 bonds ($1,000 par value) in the open market. The excess of cost over par value plus bond issuance costs, totalling $418,000, have been charged to extraordinary item, net of a tax benefit of $163,000, in the amount of $255,000. For the three months ended March 31, 1999, the excess of cost over par value plus bond issuance costs totalling $111,000 have been charged to extraordinary item, net of a tax benefit of $43,000, in the amount of $68,000.

NOTE 8 -  COMPREHENSIVE INCOME:

        In June of 1997, the Financial Accounting Standard Board issued statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income." This statement, which the Company adopted in fiscal 1999, establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. For the periods presented, adjustments to derive comprehensive income were insignificant.

ITEM 7.

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS- COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998 AND COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998.


The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company's four operating units, as well as selected other financial statement date.


                                       Nine Months Ended March 31,              Three Months Ended March 31,
                                 ---------------------------------------     -------------------------------------
   ($ in millions)                      1999                1998                  1999                1998
                                           % of Total           % of Total           % of Total           % of Total
                                  Amount    Revenues   Amount    Revenues    Amount    Revenues   Amount    Revenues
Revenues:
Fuel sales and services          $ 88.6       54.4%    $128.4       67.3%    $ 28.0      52.4%    $ 32.3      61.3%
FBOs                               35.4       21.7%      33.7       17.7%      12.2      22.7%      11.1      21.0%
Cargo operations                   20.5       12.6%      16.1        8.5%       7.1      13.1%       5.3      10.1%
Government contract services       18.4       11.3%      12.3        6.5%       6.3      11.7%       4.0       7.6%
                                 ------     ------     ------     ------     ------    ------     ------    ------
Total Revenue                    $162.9      100.0%    $190.5      100.0%    $ 53.6     100.0%    $ 52.7     100.0%
                                 ======     ======     ======     ======     ======    ======     ======    ======

                                          % of Unit           % of Unit          % of Unit          % of Unit
                                 Amount   Revenues   Amount   Revenues   Amount   Revenues  Amount   Revenues
 Gross Margin (1):
Fuel sales and services          $ 7.2       8.3%    $ 6.2       4.9%    $ 2.4      8.6%    $ 1.8      5.5%
FBOs                               8.3      23.4%      7.0      20.7%      2.8     23.0%      2.6     23.6%
Cargo operations                   3.6      17.5%      4.6      28.2%      1.0     13.5%      1.1     20.7%
Government contract services       3.8      20.5%      3.2      26.0%      1.2     19.1%      1.1     27.4%
                                 -----     -----     -----     -----     -----    -----     -----    -----
Total Gross Margin               $22.9      14.1%    $21.0      11.0%    $ 7.4     13.7%    $ 6.6     12.5%
                                 =====     =====     =====     =====     =====    =====     =====    =====

                                          % of Total             % of Total           % of Total            % of Total
                                 Amount    Revenues    Amount     Revenues   Amount    Revenues    Amount    Revenues
Selling, General and
Administrative                    $5.2       3.2%       $4.5        2.4%      $1.9        3.5%       $1.6      3.0%

Provision for bad debts            1.4        .8%        1.5         .8%        .5         .8%         .6      1.2%

Depreciation and amortization      5.8       3.6%        3.7        1.9%       2.1        4.0%        1.3      2.4%

Loss resulting from bankruptcy
of Customer                         --        --         7.1        3.7%        --         --          --       --

Interest expense and other         3.0       1.8%        2.1        1.1%       1.1        2.0%         .8      1.5%
                                  ----      ----        ----       ----       ----       ----        ----     ----

Income before income taxes         7.6       4.7%        2.1        1.1%       1.9        3.5%        2.3      4.4%

Provision for income taxes         3.0       1.8%         .8         .4%        .7        1.4%         .9      1.8%
                                  ----      ----        ----       ----       ----       ----        ----     ----

Net  income before
 extraordinary item               $4.6       2.8%       $1.2         .7%      $1.2        2.1%       $1.4      2.7%
                                                                              ----       ----        ----     ----

Extraordinary item                 (.2)      (.2)%        --         --        (.1)       (.1)%        --       --
                                  ----      ----        ----       ----       ----       ----        ----     ----

Net income                        $4.4       2.7%       $1.2         .7%      $1.1        2.0%       $1.4      2.7%
                                  ====      ====        ====       ====       ====       ====        ====     ====


(1) Gross margin as used here and throughout Management's Discussion excludes depreciation and amortization and selling, general and administrative expense.

THREE MONTHS ENDED  MARCH 31, 1999 COMPARED TO MARCH 31, 1998.

Revenue increased by 1.8% to $53.6 million in the current period from $52.7 million a year ago. Gross margin increased 11.8% to $7.4 million in the current period from $6.6 million a year ago.

Revenues from fuel sales and services represented 52.4% of total revenues in the current period compared to 61.3% of total revenues a year ago. Revenues from fuel sales and services fell 12.9% to $28.1 million from $32.3 million last year. The decline in revenues from fuel sales and services was due to a decrease in the price of fuel. Gross margin from fuel sales and service increased by 35.5% to $2.4 million in the current period from $1.8 million last year due to higher per gallon fuel margins. Revenues and operating income from fuel sales and services include the activities of Mercury's contract fueling business, as well as activities from a number of other commercial services including the provision of certain refueling services, non-aviation fuel brokerage and other services managed at LAX as part of Mercury's fuel sales and services operations. In addition, fuel sales and services include the activities of Mercury's wholly-owned subsidiary, Rene Perez and Associates, Inc. ("RPA"), subsequent to its acquisition in February 1998. RPA is a developer of accounting and management information software products for the aviation business. Revenue from RPA was $982,000 in the current period compared to $410,000 in the year ago period.

Revenues from FBOs increased by 10.0% in the current period to $12.2 million from $11.1 million a year ago. Gross margin increased 7.4% in the current period to $2.8 million from $2.6 million last year. The increase was attributable to an increase in the number of gallons sold and higher per gallon fuel margins. Gross Margin as a percentage of revenue decreased to 23.0% in the current period from 23.6% a year ago due to higher costs associated with the new Burbank facility and start up costs of the new Charleston facility.

Revenues from cargo operations in the current period increased 32.8% to $7.0 million from $5.3 million a year ago. This increase was primarily due to an increase in cargo handling revenues at LAX and Atlanta. Gross margin from cargo operations in the current period decreased 13.3% to $1.0 million from $1.1 million in the year ago period primarily due to losses in the Miami cargo handling division. The Miami division was divested in March 1999.

Revenues from government contract services increased 56.1% in the current period to $6.3 million from $4.0 million in the year ago period. The increase in revenues from government contract services was due primarily to the addition of the Weather Data contracts as of August 1, 1998. Gross margin from government contract services in the current period increased 9.0% to $1.2 million from $1.1 million last year due to higher revenues. Gross margin as a percentage of revenues declined as a result of lower margins derived from Weather Data's contracts.

Selling, general and administrative expenses in the current period increased 15.8% to $1.9 million from $1.6 million in last year's period due primarily to higher compensation expense.

Depreciation and amortization expense increased 67.7% in the current period to $2.1 million from $1.3 million a year ago primarily due to the LAX Cargo warehouse expansion during fiscal 1998, the Burbank FBO expansion completed in this period, acquisitions during the past twelve months and continuing capital expenditures.

Interest expense increased 23.0% in the current period to $1.1 million from $.894 million a year ago due to higher average outstanding borrowings under the Company's Senior Secured credit facility.

Income tax expense approximated 39.1% of pre-tax income in the current period and 39.6% of pretax income a year ago reflecting the expected effective annual income tax rates.

In the current three month period, extraordinary item of $68,000 consists of a charge of $111,000 related to the cost of repurchasing convertible subordinated debentures in excess of par value plus related bond issuance costs, net of the related income tax benefit of $43,000.

 NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO MARCH 31, 1998.

Revenues decreased 14.5% to $162.9 million in the current period from $190.5 million a year ago due to a decrease in fuel sales, caused by a decline in the price of fuel and a decrease in volume sold, a significant portion of which was due to the loss of Western Pacific's fuel business. Gross Margin increased 9.4% to $22.9 million in the current period from $21.0 million a year ago.

Revenues from fuel sales and services represented 54.4% of total revenues in the current period compared to 67.3% of total revenue a year ago. Revenues from fuel sales and services decreased 30.9% to $88.6 million from $128.4 million last year. The decrease in revenues from fuel sales and services was primarily due to a decrease in the price of fuel and a decrease in the volume of fuel sold, a significant portion of which was due to the loss of Western Pacific's fuel business. Gross margin from fuel sales and services increased 17.7% in the current period to $7.2 million from $6.2 million a year ago. The increase in gross margin from fuel sales and services in the current period compared to last year was attributable to higher fuel margins and RPA's contribution. Revenue from RPA was $4,708,000 in the current nine month period compared with $410,000 in the year ago period (one month only).

Revenue from FBOs increased 4.8% in the current period to $35.4 million from $33.7 million a year ago. Gross margin increased 18.1% to $8.3 million from $7.0 million in the year ago period due to an increase in gallons sold and higher per gallon fuel margins. During fiscal 1999, FBOs include the activities of Charleston which opened in November 1998 and Jackson which was acquired on November 30, 1998.

Revenues from cargo operations in the current period increased 26.9% to $20.5 million from $16.1 million a year ago. The increase was primarily due to an increase in cargo handling revenue at LAX and Atlanta and partially offset by a decline in space brokerage revenue, which decline was attributable in part to soft Asian economies. Gross margin from cargo operations in the current period decreased 21.3% to $3.6 million from $4.6 million in the year ago period due to increased losses in Miami and lower space brokerage revenue. The Company divested its Miami cargo handling operation in March 1999.

Revenues from government contract services in the current period increased 49.3% to $18.4 million from $12.3 million in the year ago period. The increase in revenues from government contract services in the current period compared to last year was primarily due to the addition of the Weather Data contracts as of August 1, 1998. Gross margin from government contract services in the current period increased 17.9% to $3.8 million from $3.2 million last year due to higher revenues.

Selling general and administrative expenses in the current period increased 15.1% to $5.2 million from $4.5 million in the year ago period. The increase was primarily due to higher compensation expense.

Depreciation and amortization expense in the current period increased 59.0% to $5.8 million from $3.7 million a year ago. The increase in the current period is primarily related to the new LAX cargo warehouse added during fiscal 1998, the new Burbank FBO expansion completed in February 1999 and acquisitions during the past twelve months together with capital expenditures.

Interest expense increased 18.0% in the current nine months to $3.1 million from $2.6 million a year ago due to higher average outstanding borrowings. Interest income decreased 69.1% in the current nine months to $154,000 from $498,000 in the year ago period due to lower average balances of notes receivable and invested cash.

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

Income tax expense approximated 39.0% of pretax income in the current period and 39.5% of pretax income a year ago, reflecting the expected effective annual income tax rates.


In the current nine month period, extraordinary item of $255,000 consists of a charge of $418,000 related to the cost of repurchasing and retiring the convertible subordinated debentures in excess of par value plus related bond issuance costs, net of the related income tax benefit of $163,000.

LIQUIDITY AND CAPITAL RESOURCES:

Mercury has historically financed its operations primarily through operating cash flow, bank debt, the $19 million tax exempt CEDFA bonds issued in 1998 and the $28 million of convertible subordinated debentures issued in 1996. Mercury's cash balance at March 31, 1999 was $2,935,000.

Net cash provided by operating activities totaled $5,919,000 during the nine month period ended March 31, 1999. During this period, the primary sources of net cash provided by operating activities was net income and depreciation and amortization totalling $10,194,000. The primary use of cash from operating activities was an increase in accounts receivable of $5,230,000. Accounts receivable at March 31, 1999 increased from June 30, 1998 balances due to higher sales in the quarter versus the June quarter. Days sales outstanding were approximately 71 at March 31, 1999 versus approximately 70 at June 30, 1998.

Net cash used in investing activities was $9,922,000 during the current nine month period. The primary source of cash from investing activities included a reduction of $7,248,000 in restricted cash related to the construction of the new Burbank fixed base operation. The primary use of cash from investing activities included additions to property, equipment and leaseholds of $13,110,000 and acquisition of businesses, net of cash acquired, of $4,200,000.

Net cash used in financing activities was $898,000 during the current nine month period. The primary use of cash from financing activities was a reduction in long-term debt of $16,676,000, the reduction in convertible subordinated debentures of $5,555,000 and repurchases of 641,781 shares of common stock totaling $4,682,000. The primary source of cash from financing activities was proceeds from long-term debt of $26,000,000 related to the new Term Loan and Revolving Credit.

On March 2, 1999, the company entered into an $80,000,000 senior secured credit facility with a consortium of four banks. This facility includes up to $40,000,000 Revolving Credit ("Revolving Credit"), a term loan of up to $25,000,000 ("Term Loan") and an acquisition facility of up to $15,000,000 ("Acquisition Facility"). These facilities mature in March 2004. The Term Loan is payable over five years in quarterly installments of principal of $1,000,000 in year one with quarterly installments increasing each year thereafter by $125,000 with a final installment in March 2004. Balances outstanding under the Revolving Credit and Acquisition Facility will be due in March 2004. Interest rates may vary depending upon the Company's leverage ratio, however, the cost will initially be Eurodollar rate plus 1.75% or the Banks base rate (equivalent to the prime rate). Amounts funded at the closing rate were $24,000,000 under the Term Loan, which was used to repay outstanding principal of approximately $16,833,000 under the old senior credit facility; repay principal under various other notes of approximately $6,474,000; pay accrued interest, letter of credit fees and closing fees totalling approximately $466,000; and the balance of $227,000 received in cash. At March 31, 1999 current portion of long-term debt pertaining to this facility is $4,000,000 and long-term debt includes $20,000,000 of the Term Loan and $2,000,000 of Revolving Credit.

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

The Company has the following significant contracts or commitments for the purchase of equipment or installation of facilities. The Company has entered into a new lease with respect to its Burbank, California FBO. Pursuant to the terms of the lease, the Company is constructing new hangers and an executive terminal and refurbishing some of its existing hangers at a cost of approximately $9.0 million. The Company's lease has been extended through April 2025. As of March 31, 1999, the Company has spent approximately $8.6 million on this project. The Company has also retrofitted or replaced a number of fuel farms during fiscal 1999 in order to be compliant with government requirements at a cost of approximately $3,100,000. Amounts drawn down in connection with the CEDFA bond financing have been used to finance the Burbank FBO construction while existing lines of credit financed the fuel farm modifications and improvements.

YEAR 2000 ISSUE

The Company has established a year 2000 compliance plan which is substantially complete. The compliance program primarily involves information technology, facilities and equipment and major suppliers of jet fuel. To date, the Company has spent less than $100,000 and the total estimated cost related to year 2000 compliance is approximately $100,000.

The Company has substantially completed a year 2000 compliance program for information technology and is currently in the testing phase. All required information technology changes are anticipated to be operational by the third quarter of 1999. The Company does not believe that year 2000 issues affecting its facilities and equipment are substantial. The Company, however, conducts most of its business on airport properties and, as such, is dependent on various third parties to complete aspects of year 2000 compliance which will ensure that airport operations are not significantly impacted or interrupted. While the Company has no reason to believe that year 2000 compliance by these third parties will not be substantially completed on time, the Company can give no assurance to that effect. With respect to major suppliers, the Company believes year 2000 compliance issues will not affect its ability to continue purchasing jet fuel in sufficient quantities, given the number of alternative sources.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The company entered into a new Senior secured credit facility in March 1999 as more fully described in Liquidity and Capital Resources on page 11. Repayment terms of the Term Loan are : $4,000,000 in fiscal 2000; $4,500,000 in fiscal 2001; $5,000,000 in fiscal 2002; $5,500,000 in fiscal 2003; and $6,000,000 in fiscal 2004. In addition, the company repurchased $5,555,000 of its convertible subordinated debt during the nine months ended March 31, 1999.

There have been no other material changes during the nine months ended March 31, 1999, from the disclosures about market risk provided in the company's Annual Report on form 10-K for the year ended June 30, 1998.

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

3.6        Amendment to Bylaws of the Company adopted on December 3, 1998

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

10.12 Stock Exchange Agreement dated as of November 15, 1994 between Joseph Czyzyk and the Company (9)

10.13 Employment Agreement dated November 15, 1994 between the Company and Joseph Czyzyk (16)

10.14 Non-Qualified Stock Option Agreement dated August 24, 1995, by and between S.K. Acquisition and Mercury Air Group, Inc. (12)

10.15 Non-Qualified Stock Option Agreement dated March 21, 1996, by and between Frederick H. Kopko and Mercury Air Group, Inc. (12)

10.16 Credit Agreement by and among Sanwa Bank California, Mellon Bank, N.A., The First National Bank of Boston and Mercury Air Group, Inc. dated March 14, 1997. (14)

10.17 First Amendment to Credit Agreement and Related Loan Documents dated as of November 1997, by and among Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc. (16)

10.18 First Amendment of 1998 to Credit Agreement and Other Loan Documents dated as of April 1, 1998, by and among Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc. (3)

10.19 Second Amendment of 1998 to Credit Agreement and Other Loan Documents dated as of April 1998, by and between Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc. (16)

10.20 Third Amendment of 1998 to Credit Agreement and Other Loan Documents dated as of August 31, 1998, by and between Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc. (16)

10.21 Loan Agreement between California Economic Development Financing Authority and Mercury Air Group, Inc. relating to $19,000,000 California Economic Development Financing Authority Variable Rate Demand Airport Facilities Revenue Bonds, Series 1998 (Mercury Air Group, Inc. Project) dated as of April 1, 1998. (3)

10.22 Reimbursement Agreement dated as of April 1, 1998, by and among Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc. (3)

10.23 First Amendment to Reimbursement Agreement and Other L/C Documents as of August 31, 1998, by and between Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc. (16)

10.24 Fourth Amendment of 1998 to Credit Agreement and Other Loan Documents by and between Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc. dated September 15, 1998. (17)

10.25 Second Amendment to Reimbursement Agreement and Other L/C Documents by and between Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc. dated September 15, 1998. (17)

10.26      Company's 1998 Long-Term Incentive Plan (18)

10.27      Company's 1998 Directors Stock Option Plan (18)

10.28 Amendment to Employment Agreement by and between Mercury Air Group, Inc. and Joseph A. Czyzyk dated October 15, 1998.

10.29 Amendment No. 2 to Employment Agreement by and between Mercury Air Group, Inc. and Joseph A. Czyzyk dated April 12, 1999.

10.30 First Amendment of 1999 to Credit Agreement and Other Loan Documents dated as of December 31, 1998 by and between Sanwa Bank California, Mellon Bank, N.A. and BankBoston, N.A. and Mercury Air Group, Inc.

10.31 Third Amendment to Reimbursement Agreement and Other L/C Documents dated as of December 31, 1998 by and between Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc.

10.32 Revolving Credit and Term Loan Agreement dated as of March 2, 1999 by and among Mercury Air Group, Inc., The Banks listed on Schedule 1 thereto, and BankBoston, N.A., as Agent.

----------

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

(17) Such document was previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and is incorporated herein by reference.

(18) Such document was previously filed as Appendix A to the Company's Proxy Statement for the December 3, 1998 Annual Meeting of Shareholders and is incorporated herein by reference.


(b)   Reports on Form 8-K:
           None

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  Mercury Air Group, Inc.
                                  Registrant



                                  /s/   JOSEPH CZYZYK
                                  ----------------------------------------------
                                  Joseph Czyzyk
                                  Chief  Executive Officer


                                  /s/  RANDY AJER
                                  ----------------------------------------------
                                  Randy Ajer
                                  Secretary/Treasurer
                                  Chief Accounting Officer



May 06, 1999