Form 10-K
period 1999-06-30
MERCURY AIR GROUP INC
filed 1999-09-27
CIK 52532

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Fiscal Year ended June 30, 1999

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         As of September 20, 1999, 6,684,765 shares of the Registrant's Common Stock were outstanding. Of these shares, 2,087,975 shares were held by persons who may be deemed to be affiliates. The 4,596,790 shares held by non-affiliates as of September 10, 1999 had an aggregate market value (based on the closing price of these shares on the American Stock Exchange of $7.25 a share) of $33,326,728. As of September 10, 1999, there were no non-voting shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement which is to be distributed in connection with the Annual Meeting of Shareholders to be held on December 2, 1999 are incorporated by reference into Part III of this Form 10-K.



--------------------------------------------------------------------------------
                   (The Exhibit Index May Be Found at Page 31)

                                     PART I


ITEM 1. BUSINESS

       Mercury Air Group, Inc., a New York corporation since 1956, provides a broad range of services to the aviation industry through four (4) principal operating units: fuel sales and services, cargo operations, fixed base operations, and U.S. government contract services. Fuel sales and services include the sale of fuel and delivery of fuel primarily to domestic and international commercial airlines and air freight airlines as well as airline revenue accounting and management information software consisting of proprietary software programs developed by the Company's subsidiary, RPA Airline Automation Services, Inc. ("RPA"), which are marketed to foreign and domestic airlines. Cargo operations consist of cargo handling, space logistics operations and general cargo sales agent services. Fixed base operations ("FBOs") include fuel sales, into-plane services, ground support services and aircraft hangar and tie-down facilities for commercial, private, general aviation and military aircraft. Government contract services consist of aircraft refueling and fuel storage operations, base housing maintenance, air terminal operations, weather observation and forecasting, and air traffic control services performed principally for agencies of the United States federal government. As used in this Annual Report, the term "Company" or "Mercury" refers to Mercury Air Group, Inc. and, unless the context otherwise requires, its subsidiaries. The Company's principal executive offices are located at 5456 McConnell Avenue, Los Angeles, California 90066 and its telephone number is (310) 827-2737.

         NARRATIVE DESCRIPTION OF THE BUSINESS

         FUEL SALES AND SERVICES

         Mercury's fuel sales consist of contract fueling and related fuel management services. Sales of aviation fuel are made primarily to domestic and international airlines and airfreight companies. Mercury also provides fuel to large corporate aircraft operators through third parties. As a result of factors such as: management's decisions to shift focus to higher margin and somewhat less risky corporate fuel business; the loss in February 1998 of a major customer (Western Pacific Airlines); and lower fuel prices. Mercury's revenue from fuel sales and services as a percentage of revenue decreased to 55.1% of total Company revenue in fiscal 1999 from 65.2% in fiscal 1998.

         Contract fuel sales are generally made pursuant to verbal or short-term contracts whereby Mercury provides fuel supply and, in most cases, delivery to meet all or a portion of a customer's fuel supply requirements at one or more locations. To facilitate its fuel sales business at locations where Mercury does not have facilities, Mercury has developed an extensive network of third party supply and delivery relationships which enable it to provide fuel to customers on a scheduled or ad hoc basis. Through these third party relationships, Mercury is currently supplying fuel to customers at airports throughout the United States and internationally.

         Mercury believes that it adds value for its customers and is able to attract business by providing high quality service and by offering a combination of favorable pricing and credit terms. Mercury provides 24-hour, single source, coordinated supply and delivery on a national and international basis as well as providing related support services. Further, Mercury believes its scale of operations and creditworthiness allow the purchase of fuel on more favorable price and credit terms than would be available to most of its customers on an individual basis.

         Accordingly, Mercury frequently extends credit on an unsecured basis to customers which may exhibit a higher credit risk profile and who may otherwise be required to prepay or post letters of credit for fuel purchases. The amount of credit extended to any particular customer is a subjective decision. Customer credit terms range from prepayment to up to more than 60 days with certain accounts also subject to maximum credit line limitation. In certain instances, the Company will permit a customer to further defer payment on its account through an agreed upon payment schedule or execution of a promissory note with terms negotiated on a case-by-case basis. Factors considered in credit decisions include the customer's financial strength and payment history, competitive conditions in the market, the expected productivity of the account, the availability of credit insurance and collateral or guarantees given to secure the credit.

         Mercury provides fuel support operations for corporate and fractional ownership aircraft at numerous locations from its Houston facilities. This operation allows selected customers to purchase fuel at advantageous prices from a single source. This operation has grown and developed into a network of approximately 80 third-party locations in the United States where Mercury can provide fuel. The Company is in the process of automating this system to provide on-line ordering capability under the domain name mercfuel.com, which is expected to be on line in fiscal 2000. The automated system will be accessible only to customers who have executed an Internet sales agreement and have been pre-approved for credit.

         Mercury has in the past and may in the future occasionally purchase equity positions in, make loans to or enter into other financial transactions with certain airlines, particularly start-up and foreign airlines, in order to initiate new or expand existing customer relationships. The extent of the equity position, amount loaned or other financial commitment undertaken is a subjective decision based upon management's assessment of the future prospects of such airline and the potential business opportunities with such airline for Mercury. This year the Company invested $300,000 in National Airlines, a start-up airline based in Las Vegas, Nevada, which began operations on May 27, 1999. The Company has also entered into a fuel management contract with National.

         Mercury purchases fuel at current market prices from a number of major oil companies and certain independent and state owned oil companies based on the expected requirements of its customers. From time-to-time, Mercury will commit to purchase a fixed volume of fuel, at a fixed price, over a fixed period of time, at agreed locations based on selected customers' corresponding purchase commitments. Mercury's terms of payment generally range from ten to thirty days for most of its fuel purchases, except for bulk pipeline purchases, which generally are payable two days from invoice receipt. Mercury has agreements with certain suppliers under which Mercury purchases a minimum amount of fuel each month at prices which approximate current market prices. Mercury makes occasional spot purchases of fuel to take advantage of market differentials. In order to meet customer supply requirements, Mercury carries limited inventories at numerous locations. Due to the nature of Mercury's business, the volume of Mercury's aviation fuel inventories will fluctuate.

         Mercury's fuel supply contracts may generally be canceled by either party with no further obligations. In some cases, Mercury has monthly purchase requirements which are established based on historical volumes of fuel purchased by Mercury. Such fuel purchase history may result in the seller agreeing to provide a monthly allocation to Mercury such that the seller agrees to dedicate a portion of its available fuel for Mercury's requirements. Mercury benefits from such an allocation because, during periods of short fuel supply, reductions in supply are generally made first to those buyers who have not been given any allocation. To maintain dedicated allocations of fuel, Mercury usually purchases fuel at levels approximating the allocated amount. However, Mercury is not obligated to purchase any fuel under such an allocation. Currently, the monthly allocations from Mercury's fuel suppliers represent only a small portion of Mercury's total monthly supply requirements.

         Mercury's consolidated fuel sales could be materially adversely affected by a significant decrease in the availability, or increase in the price of, aviation fuel. Although Mercury believes that there are currently adequate aviation fuel supplies and that aviation fuel supplies will generally remain available, events outside Mercury's control have resulted and could result in spot shortages or rapid increases in fuel costs. Although Mercury is generally able to pass through rising fuel costs to its customers, extended periods of high fuel costs could adversely affect Mercury's ability to purchase fuel in sufficient quantities because of credit limits placed on Mercury by its fuel suppliers. Various factors including the price of fuel, the volatility of the price of fuel, over-all business mix, customer profiles and specific major accounts which are attracted, retained or lost during a given period affect gross margin as a percentage of revenue for Mercury's fuel sales and services business.

         In addition to contract fueling, Mercury conducts a number of other commercial activities, which are headquartered at Los Angeles World Airports ("LAX"), as part of its fuel sales and services operations. These activities include refueling services at LAX; the brokering of non-aviation fuel to the industrial and commercial market place; and the provision of air frame and power plant maintenance to commercial airlines. Refueling services at LAX consist of the delivery of fuel by Company owned trucks or hydrant carts for a fee. Mercury also maintains underground fuel tanks at LAX to support its fuel sales and refueling services. At the present time Mercury is in full compliance with all known environmental regulations regarding fueling (See "Environmental Matters").

         FIXED BASE OPERATIONS

         Mercury currently provides FBO services at fifteen (15) airports throughout the United States. For the year ended June 30, 1999 FBO operations comprised 21.3 % of the total Company revenue. At each FBO, Mercury maintains administrative offices; conducts retail fuel sales and refueling operations which service principally corporate and private aircraft ("general aviation") and to some extent commercial airlines; and acts as a landlord for office, aircraft tie-down and hangar space tenants. The FBOs operate refueling vehicles and maintain fuel storage tanks as required to support into-plane and fuel sales activities. The FBO facilities and the property on which operations are conducted are leased from the respective airport authorities. Fourteen of Mercury's FBOs are currently directly owned by the Company, the remaining FBO is owned by Mercury Air Centers, Inc. ("Air Centers") which is a wholly owned subsidiary of the Company. The Company presently plans to transfer the assets, but not the leases of the other 14 FBOs to Air Centers in the current fiscal year.

         The Company's FBO operations have grown principally as a result of the acquisition of additional operations or locations as well as facilities enhancements at existing locations. In November 1998, the Company acquired certain assets of an FBO located in Jackson, Mississippi. In October 1997, the Company entered into a new lease for its Burbank FBO pursuant to which it has constructed 3 new hangars and is in the process of building an executive terminal and refurbishing certain existing facilities. In July 1997, the Company acquired certain assets of an FBO located in Nashville, Tennessee. In June 1997, the Company entered into an agreement to operate an FBO, which opened in November 1998, in Charleston, South Carolina. In December 1996, the Company acquired an FBO located in Fresno, California. In August and November 1996, the Company acquired certain assets of six FBOs from Raytheon Aircraft Services, Inc. In addition, the Company is in the process of performing due diligence under letters of intent for the purchase of two additional FBOs for a total purchase price of approximately $6.9 million, which the Company expects to fund under its existing senior credit facilities. Each is expected to close in the second quarter of fiscal 2000. Management intends to continue pursuing FBO acquisitions and facility enhancements but no assurance can be given that acquisition or enhancement opportunities will be available at prices which will maintain existing levels of profitability.

         CARGO OPERATIONS

         The Company's cargo operations are conducted through its wholly-owned subsidiary, Mercury Air Cargo, Inc. ("MAC"), which provides the following services: cargo handling, space logistics and general cargo sales agent services. Cargo operations comprised 12.3% of total Company revenue for the year ended June 30, 1999. Each of MAC's services facilitates the movement of domestic and international cargo. Accordingly, results for MAC's operations depend, in part, on certain economic factors which affect the volume of cargo transported throughout the world.

         Cargo Handling

         MAC provides domestic and international air cargo handling, air mail handling and bonded warehousing. MAC is one of only four (4) non-airline providers of contractual cargo containerization and palletization for domestic and international airlines and cargo airlines at LAX. MAC specializes in consolidating smaller parcels into air cargo pallets and breaking down shipping containers for sea-to-air and air-to-air transfers.

         MAC handles cargo at LAX, William B. Hartsfield International Airport
(ATL), and Dorval International Airport (YUL), Mirabel International Airport
(YMX) and Lester B. Pearson International Airport (YYZ) in Canada. In March 1998, MAC expanded its cargo handling operations by acquiring the assets of Intermodal Services, Inc. located in Atlanta, Georgia. In April 1998, MAC completed construction and commenced operation of a 174,000 square foot warehouse at LAX under a five year lease and is currently negotiating an extension. MAC is currently the largest independent cargo handling company at LAX. In February 1999, MAC sold its unprofitable subsidiary Floracool, Inc. thereby ceasing cargo handling operations at Miami International Airport. MAC competes in the cargo handling business based on quality and price of service. Long term growth in MAC's cargo handling operations can only be realized by maintaining existing and obtaining new locations or expanding current facilities.

         Space Logistics

         MAC brokers cargo space on transcontinental flights within the United States and on international flights to Europe, Asia, the Middle East, Australia, Mexico and Central and South America. Space logistics involves contracting for bulk cargo space on airlines and selling that space to customers with shipping needs. MAC has established a network of shipping agents who assist in obtaining cargo for shipment on space purchased from airlines, and who facilitate the delivery and collection of freight charges for cargo shipped by MAC.

         MAC has a contract with Tower Airlines (Tower) whereby MAC receives substantial space on Tower's domestic routes and internationally from New York to Paris. MAC had previously operated under a one year contract with Tower and is now on a month to month basis. As of June 1, 1999, MAC entered into a one year contract to purchase all of South African Airlines ("SAA") cargo capacity on its passenger flights from the United States and Canada to South Africa. MAC's one year commitment for these routes is in excess of $7 million.

         Unlike an air cargo airline which operates its own aircraft, MAC's space logistics business purchases committed cargo space on scheduled airline flights or supplemental flights at a discount. MAC is thereby able to profit from the sale of cargo transportation space worldwide without the fixed overhead expense of operating aircraft. In addition to the relationships listed above, MAC purchases belly cargo space from a number of major airlines worldwide. In some instances, MAC enters into fixed minimum commitments for cargo space, in order to obtain exclusive or preferred rights to broker desirable cargo space profitably. With its large volume of cargo space purchases and its ability to negotiate among airlines, MAC adds value for its customers and is able to attract business by offering favorable pricing to the domestic and international freight forwarding community. MAC records revenue as the difference between the cost of the space and the amount at which the space is resold.

         General Sales Agent Services

         MAC also serves as general cargo sales agent directly and through its subsidiaries, Hermes

Aviation, Inc., Hermes Aviacion de Mexico, S.A. de C.V. and Aero Freightways, Inc. of Canada for airlines in the Far East, Canada, Mexico, Central and South America and in the United States. In this capacity, MAC sells the transportation of cargo on client airlines' flights, using the client airlines' own air waybills. MAC earns commissions from the airlines for selling their cargo space. As with its space logistics operations, the growth potential for MAC's general cargo sales agent business is not limited by requirements for physical facilities or by requirements for additional capital investments.

         GOVERNMENT CONTRACT SERVICES

         Mercury conducts its government contract services through its wholly owned subsidiary, Maytag Aircraft Corporation ("Maytag"), which is headquartered in Colorado Springs, Colorado.

         Maytag provides aircraft refueling and related services at twelve United States military bases, including eleven in the United States and one in Greece. Maytag's refueling contracts generally have a term of four years, with expiration dates for current contracts ranging from September 1999 to November 2002. Refueling contracts provide a firm-fixed price for specified services. Under the terms of its refueling contracts, Maytag supplies all necessary personnel and equipment to operate government-owned fuel storage facilities and to provide 24-hour refueling services for a variety of aircraft for the military. All fuel handled in these operations is government owned. In connection with its government contract refueling business, Maytag owns and operates a fleet of refueling trucks and other support vehicles.

         In addition, Maytag provides air terminal and ground handling services to the United States Government at nineteen locations under eight contracts. Seven contracts cover three U.S. military bases in Alaska, Japan, and Korea, three international airports in Japan, Korea, and Panama, and one on a contingency basis at Atlanta's Hartsfield International Airport. Maytag also has one contract servicing twelve international airports in Latin America. Air terminal services contracts are generally for a base period of up to one year, with government options for multiple one-year extension periods. With the exception of Panama, all air terminal contracts have been extended to September 30, 2000. Panama, which expires October 31, 1999, is subject to competitive bidding. Air terminal contracts provide a firm-fixed price for specified services. Discretionary performance-based awards are also available at the five Pacific Rim locations. Air terminal and ground handling services include the loading and unloading of passengers and cargo, transient alert, and flight planning services. At this time, Maytag is the largest single provider of these services for the Air Mobility Command of the U.S. Air Force.

         Maytag also provides base housing maintenance services at one United States military base in Japan under a contract which expires in September 2000. The base housing maintenance contract provides for "indefinite quantity pricing" and fixed prices for specified services, with the actual quantities of each item determined by seasonally varying government delivery orders. Base housing maintenance services consist of change of occupancy maintenance for government-provided quarters, including basic interior maintenance, repair, painting, and cleaning.

         Maytag also provides base operating support services at Niagara Falls International Airport for the Air Reserve Station on a subcontracted basis. Under the terms of the subcontract, Maytag provides, at a firm-fixed price, fuel management, traffic management, airfield management, and meteorological services through September 1999 with four pre-priced one year options. It is anticipated that the first one year option will be exercised.

         Weather Data

         Effective August 1, 1998, Maytag acquired the government contracts and related assets of Weather Data Service. Inc. ("Weather Data") The Weather Data business consists of weather observation, weather forecasting, and air traffic control services performed in various combinations at fifty-five locations throughout the United States pursuant to thirty eight contracts with the United States Government and certain local governmental agencies. The Weather Data contracts are generally for a base period of up to one year, with multiple one year extension options at the government's election. Substantially all of Weather Data's existing contracts were extended for a one year period ending September 30, 1999, with remaining extension options ranging up to three periods on a majority of the contracts. The Weather Data contracts provide firm fixed prices for specified services.

         All of Maytag's government contracts are subject to competitive bidding. Refueling, base housing maintenance and air terminal contracts are generally awarded to the offeror with the proposal which represents the "best value" to the government. Weather Data contracts have historically been awarded to the offeror with the lowest priced technically acceptable proposal. Maytag anticipates that Weather Data contracts will be awarded to some extent in the future on the basis of "best value." In a "best value" competition, the proposals are evaluated on the basis of price, past performance history of the offeror, and the merit of the technical proposal, creating a more subjective process.

         Maytag's contracts are all subject to termination at the discretion of the United States Government, in whole or in part. Termination of a contract may occur if the United States Government determines that it is in its best interest to discontinue the contract, in which case closure costs will be paid to Maytag. Termination may also occur if Maytag defaults under a contract. Maytag has never experienced any such default termination.

         ACQUISITIONS

         JACKSON, MS FBO

         Effective November 30, 1998, the Company acquired substantially all the assets of Jackson Air Center, an FBO located in Jackson Mississippi for $4,500,000 in cash. The Company borrowed $2.8 million in term debt and $1.7 million in revolving debt under its former senior credit facility to fund the transaction.

         WEATHER DATA SERVICES, INC.

         On August 1, 1998, Mercury acquired thirty-eight government contracts and related assets to perform a combination of weather observation, weather forecasting and air traffic control services at sixty-two locations from Weather Data Services, Inc., an Iowa Corporation ("Weather Data"), for $3,500,000, including $2,500,000 in cash and approximately 124,000 shares of the Company's Common Stock, valued at $1,000,000.

         MAJOR CUSTOMERS

         During fiscal 1999, EVA Airways Corporation accounted for approximately 12% of cargo operations revenue and Tower Air, Inc. represented approximately 13% of fuel sales and services revenue. During fiscal 1999, government contract services consisted entirely of revenues from agencies of the United States Government. No other customers accounted for over 10% of Mercury's consolidated revenue or 10% of revenues for any of the four (4) reporting units

         SEASONAL NATURE OF BUSINESS

         Mercury's commercial fuel sales, FBOs and aircraft support operations are seasonal in nature, being relatively stronger during the months of April through December in its fueling operations and FBOs than during the winter months due in part to weather conditions, and increased during summer months due in part to additional commercial flights and charter flights. MAC's cargo business is lower during the months of January and February and increases March through December. The cargo business is affected by the patterns of international trade. Operations at military facilities are not seasonal.

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

         COMPETITION

         Mercury competes with major companies which maintain their own source of aviation fuel and with other aircraft support companies whose total sales and financial resources far exceed those of Mercury. In addition, certain airlines provide cargo and fueling services comparable to those furnished by Mercury. At LAX Mercury competes with, in addition to the airlines, three (3) fuel delivery providers and with three (3) non-airline entities with respect to air cargo handling business. Generally, FBOs have a minimum of one competitor at each airport as well as national multi-location chains. Mercury has many principal competitors with respect to government contracting services including certain small disadvantaged businesses which receive a ten percent (10%) cost advantage with respect to certain bids and set asides of certain contracts. Recently the FBO market has seen the emergence of increased competition among several national FBO chains owned by major corporations whose total sales and financial resources exceed those of Mercury. Substantially all of Mercury's services are subject to competitive bidding. Mercury competes on the basis of price and quality of service.

         ENVIRONMENTAL MATTERS

         Mercury must continuously comply with federal, state and local environmental statutes and regulations associated with its numerous underground fuel storage tanks. These requirements include, among other things, tank and pipe testing for integrity, soil sampling for evidence of leaking and remediation of detected leaks and spills. Other than the $3.4 million spent during the 1999 fiscal year to comply with certain federal mandates regarding below ground fuel tanks (See Item 2 "Properties"), there have been no material capital expenditures nor has there been a material negative impact on Mercury's earnings or competitive position in performing such compliance and related remediation work. In late 1998, Mercury, and many other companies operating on Southern California airports received notice of potential violations of California Environmental Protection Agency - Air Resources Board regulations. This notice alleged that such companies had violated the act by fueling airport service vehicles with Jet A fuel. While Mercury has not admitted any liability it immediately brought all of its operations into full compliance with all applicable regulations. In addition, it has undertaken a review of federal and state regulations to insure future compliance. The Company believes that, while no assurances can be given, a state legislative solution to the fueling issue will be reached without resulting in significant fines to Mercury. Mercury knows of no other basis for any notice of violation or cease and abatement proceeding by any governmental agency as a result of failure to comply with applicable environmental laws and regulations.

         EMPLOYEES

         As of August 31, 1999, Mercury employed 1,221 full-time and 473 part-time persons in its following operating units: fuel sales and services, 76 full-time and 2 part-time persons; cargo handling, 375 full-time and 4 part-time persons; FBOs, 502 full-time and 43 part-time persons; and government contract services, 268 full-time and 424 part-time persons. Mercury is in the process of negotiating a collective bargaining agreement for its government refueling operation at Point Mugu, California. Maytag has collective bargaining agreements which affect approximately 109 employees in its Weather Data operation. Management believes that, in general, wages, hours, fringe benefits and other conditions of employment offered throughout Mercury's operations are at least equivalent to those found elsewhere in its industry and that its general relationship with its employees is satisfactory.

ITEM 2. PROPERTIES.

         Listed below are the significant properties leased or owned by Mercury as of September 15, 1999:


                                 LEASED
                                   OR         ANNUAL      EXPIRATION OF
       LOCATION                   OWNED       RENTAL         LEASE           ACTIVITY AT FACILITY         FACILITY DESCRIPTION
       --------                  -------      ------      --------------     --------------------         --------------------
CORPORATE HEADQUARTERS

5456 McConnell                    Owned        N/A            N/A            Landlord, executive          20,000 sq.ft.  building
Los Angeles, California(1)                                                   and support personnel
                                                                             offices

MAYTAG  OPERATIONS
6145 Lehman Drive,                Owned        N/A            N/A            Landlord, executive          8,000 sq.ft. offices
Suite 300                                                                    and support personnel
Colorado Springs, CO(2)                                                      offices


RPA BUILDINGS


129 S.W. 36th Court               Owned        N/A            N/A            Land                         10,846 sq. ft.
Miami, FL(5)


101 S.W. 36th Court               Owned        N/A            N/A            Land                         7,210 sq. ft.
Miami,  FL(5)


119 S.W. 36th Court               Owned        N/A            N/A            Office Building              1,401 sq. ft.
Miami,  FL(5)


115 S.W.  36th Court              Owned        N/A            N/A            Office Building              3,865 sq. ft.
Miami,  FL(5)


2000 N.W. 89th PL                 Owned        N/A            N/A            Office Building              Office Building
Miami,  FL                                                                                                22,400 sq. ft.



HARTSFIELD ATLANTA INT'S
AIRPORT

996 Toffie Terrace                Leased       $550,100       May 2000       Cargo handling               71,100 sq. ft. of cargo
Atlanta,  GA(3)                                                              warehouse with               warehouse facility with
                                                                             offices                      3,350 sq. ft. of
                                                                                                          offices on 5.3 acres

LOS ANGELES INT'L
AIRPORT

6851 W. Imperial            Leased        $  469,000       December 1999     Cargo hangar, with           60,000 sq.ft. of
Highway,                                                                     offices and executive        offices and cargo
Los Angeles,  CA                                                             offices rented to            warehouse facility
                                                                             customers                    on 5.5 acres.

6060 Avion Drive            Leased        $2,088,000       June 2001         Cargo handling               174,000 sq.ft.
Los Angeles, CA                                                              warehouse with offices       offices and cargo
                                                                                                          warehouse facility

LESTER B. PEARSON
INT'L  AIRPORT

Building D                  Leased        $  219,300       July 2000         Cargo handling               28,445 sq.ft.
Toronto,  AMF                                                                warehouse with offices       warehouse space
Ontario                                                                                                   and 5,721 sq. ft. of
                                                                                                          offices

DORVAL INT'L AIRPORT

800 Stuart Graham            Leased       $  474,000       November 2007     Cargo handling               51,000 sq.ft.
Blvd. South                                                                  warehouse with offices       warehouse and
Dorval, Quebec(6)                                                                                         2,432 sq.ft. of
                                                                                                          office space

MIRABEL INT'L AIRPORT

12005, Rue Cargo            Leased        $   50,400       November 2005     Cargo handling               12,500 sq.ft.
A-3, Suite 102                                                               warehouse with offices       warehouse
Mirabel, Quebec

LOS ANGELES INT'L
AIRPORT

7000 World Way West         Leased        $  305,000       Month-to-Month    Service and refueling of     2,000 sq.ft. of
Los Angeles, CA                                                              private aircraft             executive terminal
                                                                                                          on 1.93 acres

ONTARIO INT'L AIRPORT

2161 East Avion St.         Leased        $  226,000       April 2008        Landlord, service and        60,000 sq.ft. of
Ontario, CA                                                                  refueling of commercial      offices and hangars
                                                                             and private aircraft         on  15.4 acres

BAKERSFIELD AIRPORT

1601 Skyway Drive           Leased        $   23,000       February 2008     Offices and refueling of     2,000 sq. ft.
Bakersfield, CA                                                              commercial and private       building on 5.0
                                                                             aircraft                     acres

1801 Skyway Drive           Leased        $   44,000       February 2008     Landlord, service and        Three buildings
Bakersfield, CA                                                              refueling of commercial      totaling 49,200 sq.
                                                                             and private aircraft         ft. on 17.2 acres

1201 Skyway Drive           Leased        $   46,000       June 2001         Landlord, service and        30,000 sq. ft.
Bakersfield, CA                                                              refueling of commercial      hangar on 2.7 acres
                                                                             and private aircraft

1301 Skyway Drive           Leased        $   21,000       Month-to-Month    Landlord, service and        1,200 sq. ft.
Bakersfield, CA                                                              refueling of commercial      building on 10.86
                                                                             and private aircraft         acres

1550 Skyway Drive           Leased        $  25,000        March 2015        Landlord, service and        35,940 sq. ft.
Bakersfield, CA                                                              refueling of commercial      executive offices
                                                                             and private aircraft         and terminal and
                                                                                                          hangars on 6.14
                                                                                                          acres

BURBANK-GLENDALE-
PASADENA AIRPORT

4301/4405/4407/4409/        Leased       $1,572,000       April 2025         Landlord, service and        156,200 sq. ft. of
4411/4531 Empire                                                             refueling of commercial      offices, hangars,
Avenue                                                                       and private aircraft         and shop facilities
10660/10670/10700/
10750/10760/10800/                                                                                        74,612 sq. ft. of
10820  Sherman Way,                                                                                       offices, hangars and
Burbank, CA(4)                                                                                            shop facilities on
                                                                                                          16.3 acres

6920 Vineland Ave.          Leased       $  187,000       November 1999      Landlord, service and        5,200 sq. ft. of
No. Hollywood, CA                                                            refueling of commercial      offices, hangars and
                                                                             and private aircraft         shop facilities

CHARLESTON
INTERNATIONAL AIRPORT

6060 S Aviation Wy.         Leased       $  161,160       August 2007        Terminal, office, and        9,000 sq. ft.
N. Charleston, SC                                                            hanger officer               Building
                                                                                                          35,000 sq. ft.
                                                                                                          Aircraft Hanger
                                                                                                          59,000 sq. ft.
                                                                                                          parking lot

SANTA BARBARA
MUNICIPAL AIRPORT

404 Moffet Road             Leased       $   53,400       Month-to-Month     Landlord, service,           8T-Hangars
Goleta, CA                                                                   maintenance, and             totaling 28,413
(Building 124 & 126)                                                         refueling of commercial      sq. ft.; 9,320 sq. ft
                                                                             and private aircraft         of building space

404 Moffet Road             Leased       $   27,840       Month-to-Month     Building space and           10,370 sq. ft. office
Goleta, CA                                                                   parking spaces               space and 10
(Building 121)                                                                                            parking spaces

404 Moffet Road                                                              Landlord service and
Goleta, CA                                                                   refueling of commercial      3,120 sq. ft. office
(Building 122)              Leased       $   37,000       Month-to-Month     and private aircraft         space

FRESNO YOSEMITE INT'L
AIRPORT

5045 E. Anderson            Leased       $   74,000       April 2020         Landlord, service and        8.47 acres.
Avenue                                                                       refueling of commercial
Fresno, CA                                                                   and private aircraft

5045 E. Anderson            Leased       $    3,000       February 2001      Landlord, service and        250 sq. ft. of
Avenue                                                                       refueling of commercial      general
Fresno, CA                                                                   and private aircraft         office/storage

5045 E. Anderson            Leased        $ 67,000        August 2006        Terminal, office and         Hangars and offices
Avenue                                                                       hangar facility              on 2.16 acres
Fresno, CA

5045 E. Anderson            Leased        $  6,000        October 2000       Refueling of private and     12,320 sq.ft. fuel
Avenue                                                                       commercial aircraft          farm
Fresno, CA

5045 E. Anderson            Leased        $115,000        May 2005           Hangar and commercial        22,000 sq.ft. office
Avenue                                                                       office space                 space on 19.26
Fresno, CA                                                                                                acres

DEKALB-PEACHTREE
AIRPORT

1951 Airport Road           Leased        $210,000        November 2006      Landlord, service and        164,288 sq. ft. of
Atlanta, GA                                                                  refueling of commercial      offices and hangars
                                                                             and private aircraft         on 22.46 acres

WM. B. HARTSFIELD
INT'L AIRPORT

1200 Toffie Terrace          Leased       $107,000        March 2002         Landlord, service and        4,800 sq.ft. of
Atlanta, GA                                                                  refueling of commercial      offices and ramp
                                                                             and private aircraft         area on 11.2 acres

L.G. HANSCOM FIELD
AIRPORT

180 Hamscom Drive            Leased       $191,000        May 2012           Landlord, service,           5,000 sq. ft.
Bedford, MA (6)                                                              maintenance and              terminal and 2
                                                                             refueling of commercial      hangars
                                                                             and private aircraft         totaling 36,000 sq.
                                                                                                          ft. on 22.86 acres

RENO CANNON INT'L
AIRPORT

655 So. Rock Blvd.           Building     $ 13,000        June 2017          Landlord, service and        33,000 sq.ft. of
Reno, NV                     owned,                                          refueling of commercial,     hangars and
                             land                                            private and military         administrative
                             rented                                          aircraft                     building on 23.7
                                                                                                          acres of land

ADDISON AIRPORT

4400 Glenn Curtiss Dr.       Leased       $314,000        September 2021     Landlord, service and        49,472 sq. ft. of
Dallas, TX (6)                                                               refueling of commercial      offices and hangars
                                                                             and private aircraft         on 2.80 acres

4400 Glenn Curtiss Dr.       Leased       $ 52,000        June 2022          Landlord, service and        57,949 sq.ft. of
Dallas, TX(6)                                                                refueling of commercial      offices and hangar
                                                                             and private aircraft         space on 6.28 acres

4400 Glenn Curtiss Dr.       Leased       $  8,000        July 2021          Landlord, service and        12,600 sq.ft. of
Dallas, TX(6)                                                                refueling of commercial      offices and hangar
                                                                             and private aircraft         space

4400 Glenn Curtis Dr.        Leased       $ 28,000        December 2000      Fuel farm
Dallas, TX(6)

CORPUS CHRISTI

355 Pinson Drive             Leased         $ 19,000       October 2009      Landlord, service and        66,096 sq.ft. of
Corpus Christi, TX                                                           refueling of commercial      offices and hangars
                                                                             and private aircraft         on 6.69 acres

NASHVILLE INT'L
AIRPORT

635 Hangar Lane              Leased         $222,000       June 2012         Landlord, service and        Office and hangars
Nashville, TN                                                                refueling of commercial      on 38.69 acres
                                                                             and private aircraft

JACKSON INT'L AIRPORT

110 S. Hangar Drive          Leased         $ 85,000       February 2006     Landlord, service and        Office and hangars
Jackson, MS                                                                  refueling of commercial      on 7 acres
                                                                             and private aircraft



(1) This property was purchased in April 1994 for $1,800,000 and is subject to a first mortgage to Sanwa Bank in the sum on $566,000 at June 30, 1999 repayable in equal monthly installments of principal of $9,750, plus interest at 7.5% per annum, the last payment due in April 2004.

(2) This property was purchased in May 19, 1995 for $515,000 and is subject to a first mortgage to U.S. Bank in the sum of $368,000 at June 30, 1999 repayable with interest at 9% in equal monthly installments of approximately $4,450, the last payment due May 2010.

(3) This lease is subject to the right of Delta to exercise an option to acquire the property upon a two year notice.

(4) This lease is subject to an automatic extension of the initial term upon substantial completion of construction. The automatic extension will extend the term until April 2025.

(5) Leased to R&M Investment Corporation under a lease dated July 2, 1999 with an option to purchase.

(6)  The leasehold interest is subject to security interest granted to Bank
     Boston.

         At most commercial airports where Mercury operates FBOs, Mercury maintains its own fuel storage capabilities. On or before January 1, 1999, Mercury was required to replace, retrofit or close most of its existing underground fuel storage facilities in order to comply with applicable federal regulations. See "Business--Environmental Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The following table summarizes Mercury's existing fuel storage facilities.


                                            Approximate
                                            Capacity
Location                                    (gallons)
--------                                    ----------------------------
Los Angeles, California                     311,000(UG)(1)
Bakersfield, California                     98,000(62,000 AG; 36,000 UG)
Burbank, California                         ---(2)
Santa Barbara, California                   ---(3)
Reno, Nevada                                99,000(AG)(4)
Ontario, California                         88,000(UG)(1)
Dallas, Texas                               57,000(UG)(5)
Corpus Christi, Texas                       25,000(AG)(4)
Atlanta, Georgia (Hartsfield)               48,000(AG)(4)
Atlanta, Georgia (Peachtree)                48,000(AG)(4)
Fresno, California                          73,000(AG)
Bedford, Massachusetts                      30,000(AG)(4)
Nashville, Tennessee                        37,000(AG)
Charleston, South Carolina                  38,000(AG)
Jackson, Mississippi                        13,000(AG)(6)

(AG) = Above-ground fuel storage

(UG) = Under-ground fuel storage

(1) Retrofit of existing system.

(2) System closed with consortium fuel farm used as an alternative.

(3) Interim operations without a fuel farm pending determination of long-term status of the location.

(4) No modification required.

(5) Facility owned by a third-party who will perform required modification, if any.

(6) One twelve thousand gallon tank in process of installation. Presently use a third party tank form consortium.

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

ITEM 3. LEGAL PROCEEDINGS.

         In connection with the Chapter 7 bankruptcy filing for WPAI, the Company received a letter, dated August 25, 1999, from the bankruptcy trustee's attorneys making a formal demand for recovery of alleged preference payments of approximately $11.4 million. This amount represents cash received for payment of fuel and sales during the 90 days prior to WPAI's initial bankruptcy filing. The Company believes this claim is without merit and the entire amount is defensible based on the transaction 1) having been a substantially contemporaneous exchange for value, 2) being made in the ordinary course of business, and 3) involving an exchange for new value. Accordingly, the Company believes no provision is required.

         Other than the above mentioned claim and routine litigation incident to Mercury's business, Mercury knows of no material litigation or administrative proceedings pending again Mercury to which Mercury or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Mercury's Common Stock is listed and traded on the AMEX under the Symbol "MAX". The table below sets forth, for the quarterly periods indicated, the high and low closing sale prices per share of Common Stock


                                                     High           Low
                                                   --------      --------
FISCAL 1999:

Quarter ended September 30, 1998 .........         $   8.19      $   6.38
Quarter ended December 31, 1998 ..........             8.63          6.44
Quarter ended March 31,1999 ..............             8.69          6.13
Quarter ended June 30, 1999 ..............             6.88          6.25

FISCAL 1998:

Quarter ended September 30, 1997 .........         $   7.38      $   5.94
Quarter ended December 31, 1997 ..........             7.50          5.38
Quarter ended March 31, 1998 .............             9.00          5.81
Quarter ended June 30, 1998 ..............             8.19          7.13


         As of September 17, 1999, there were approximately 367 holders of record.

         During Fiscal 1997, Mercury paid approximately $321,000, at the rate of $.0125 per share, in quarterly dividends on its Common Stock and during fiscal 1998, Mercury paid approximately $94,000 representing one quarterly dividend at the rate of $.0125 per share. In September 1997, the Company's Board of Directors terminated the quarterly dividend plan in favor of allocating these funds towards repurchasing Company common shares in the open market. Mercury intends to review its dividend policy from time to time in light of Mercury's earnings, financial condition and other relevant factors, including applicable covenants in debt and other agreements. In this regard, Mercury's loan agreement with its lenders prohibits the payment of cash dividends in excess of $400,000 per year.

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


                               YEAR ENDED JUNE 30,
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                          1999           1998         1997         1996           1995
                                                        ---------     ---------     ---------    ---------     ---------
OPERATING DATA

Sales and Revenues                                      $ 224,675     $ 240,111     $ 279,380    $ 225,374     $ 183,000

Costs and Expenses                                        192,652       211,981       256,310      206,960       166,427
                                                        ---------     ---------     ---------    ---------     ---------

 Gross Margin                                              32,023        28,130        23,070       18,414        16,573

Selling, General and Administrative Expenses                7,157         6,161         6,296        5,106         4,458

Provision for Bad Debts                                     1,721         1,971         1,810          945           905

Depreciation and Amortization                               8,460         5,040         3,953        2,818         2,409

Loss Resulting from Bankruptcy of a Customer                   --         7,050            --           --            --

Interest Expense                                            4,380         3,542         3,393        2,375         1,478

Other Expense (Income)                                       (222)         (595)          370         (596)           11
                                                        ---------     ---------     ---------    ---------     ---------

Income before Income Taxes                                 10,527         4,961         7,248        7,766         7,312

Provision for Income Taxes                                  4,105         1,934         2,869        3,086         3,005
                                                        ---------     ---------     ---------    ---------     ---------

Net Income Before Extraordinary Items                       6,422         3,027         4,379        4,680         4,307
                                                        ---------     ---------     ---------    ---------     ---------

Extraordinary Item                                           (483)           --            --           --            --
                                                        ---------     ---------     ---------    ---------     ---------

Net Income                                              $   5,939     $   3,027     $   4,379    $   4,680     $   4,307
                                                        =========     =========     =========    =========     =========

Net Income Per Share:

Basic:

   Before extraordinary item                            $    0.96     $    0.42     $    0.58    $    0.63     $    0.58
   Extraordinary item                                        (.07)           --            --           --            --
                                                        ---------     ---------     ---------    ---------     ---------
   Net  income                                          $    0.89     $    0.42     $    0.58    $    0.63     $    0.58
                                                        =========     =========     =========    =========     =========

Diluted:

   Before extraordinary item                            $    0.73     $    0.38     $    0.49    $    0.56     $    0.55
   Extraordinary item                                        (.05)           --            --           --            --
                                                        ---------     ---------     ---------    ---------     ---------
   Net  income                                          $    0.68     $    0.38     $    0.49    $    0.56     $    0.55
                                                        =========     =========     =========    =========     =========

                                                                                   AT JUNE 30,
                                                        ----------------------------------------------------------------
                                                          1999          1998           1997         1996          1995
                                                        ---------     ---------     ---------    ---------     ---------
BALANCE SHEET DATA

Total Assets                                            $ 127,302     $ 111,741     $  92,637    $  79,123     $  54,210

Short-Term Debt
(including current portion of long-term debt)               6,806         3,732         1,878        2,555         2,607




Long-Term Debt                                             44,285        30,619        15,195        6,893        17,104

Convertible Subordinated Debentures                        19,852        28,090        28,115       28,115            --



Dividends per Common Share                                     --          .013         .0425        .0425           .02


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         RESULTS OF OPERATIONS - FISCAL 1999, 1998 AND 1997

         The following tables set forth, for the periods indicated, the revenue and gross margin for each of the Company's four operating units, as well as selected other financial statement data.



                                                                     Year Ended June 30,
                                     -------------------------------------------------------------------------------------
                                                                     ($ in millions)
                                     -------------------------------------------------------------------------------------
                                            1999                           1998                         1997
                                                 % of Total                      % of Total                     % of Total
                                     Amount       Revenues         Amount         Revenues        Amount         Revenues
                                     ------      ----------        ------        ----------       ------        ----------
Revenues:

Fuel Sales and Services              $123.7           55.1%         $156.5           65.2%         $207.8           74.4%

FBOs                                   47.9           21.3            45.1           18.8            36.5           13.1

Cargo Operations                       27.7           12.3            21.5            8.9            18.8            6.7

Government Contract Services           25.4           11.3            17.0            7.1            16.3            5.8
                                     ------         ------          ------         ------          ------         ------

 Total Revenues                      $224.7            100%         $240.1            100%         $279.4            100%
                                     ======         ======          ======         ======          ======         ======

                                                 % of Unit                       % of Unit                      % of Unit
                                     Amount       Revenues         Amount         Revenues        Amount         Revenues
                                     ------      ----------        ------        ----------       ------        ----------
Gross Margin(1):

Fuel Sales and Services              $ 10.8            8.8%         $  8.6            5.5%         $  8.6            4.1%

FBOs                                   10.1           21.2             9.7           21.5             6.2           16.8

Cargo Operations                        5.8           20.7             5.3           24.8             5.0           26.9

Government Contract Services            5.3           20.8             4.5           26.7             3.3           20.5
                                     ------         ------          ------         ------          ------         ------
    Total Gross Margin               $ 32.0           14.3%         $ 28.1           11.7%         $ 23.1            8.3%
                                     ======         ======          ======         ======          ======         ======



                                                 % of Total                      % of Total                     % of Total
                                     Amount       Revenues         Amount         Revenues        Amount         Revenues
                                     ------      ----------        ------        ----------       ------        ----------

Selling, General and
Administrative                       $  7.2            3.2%         $  6.2            2.6%         $  6.3            2.3%

Provision for Bad Debts                 1.7             .8             2.0             .8             1.8             .6

Depreciation and Amortization           8.5            3.8             5.0            2.1             4.0            1.4

Loss Resulting from
Bankruptcy of a Customer                 --             --             7.1            2.9              --             --

Interest Expense and Other              4.2            1.9             2.9            1.3             3.8            1.3


Income before Income Taxes             10.5            4.7             4.9            2.1             7.2            2.6

Provision for Income Taxes              4.1            1.9             1.9             .8             2.9            1.0

Net Income before
Extraordinary Item                      6.4            2.9             3.0            1.3             4.4            1.6


Extraordinary Items                      .5             .2
                                     ------         ------          ------         ------          ------         ------

Net Income                           $  5.9            2.6%         $  3.0            1.3%         $  4.4            1.6%
                                     ======         ======          ======         ======          ======         ======


(1) Gross Margin as used here and throughout Management's discussion excludes depreciation and amortization and selling, general and administrative expenses.

Fiscal Year Ended June 30, 1999 Compared to Fiscal Year Ended June 30, 1998

         Revenue decreased 6.4% to $224.7 million in fiscal 1999 from $240.1 million in fiscal 1998, primarily due to lower fuel prices and lower fuel volume. However, gross margin increased 13.8% to $32.0 million in fiscal 1999 from $28.1 million in fiscal 1998.

         Revenue from fuel sales and services represented 55.1 % of total revenue in fiscal 1999 compared to 65.2% of total revenue in fiscal 1998. Revenue from fuel sales and services in fiscal 1999 decreased 21% to $123.7 million from $156.5 million in fiscal 1998. The decrease in revenue from fuel sales and services was due to a decrease in both the price of fuel and volume of fuel sold. Volume declined approximately 32 million gallons all of which was related to Western Pacific Airline, Inc. (WPAI). The loss of WPAI's business occurred in February 1998 when the carrier ceased operations. Average fuel prices decreased approximately 12% in fiscal 1999 as compared to fiscal 1998. Gross margin from fuel sales and services was $10.8 million in fiscal 1999 compared to $8.6 million in fiscal 1998 or, as a percentage of revenue, 8.8% in fiscal 1999 and 5.5% in fiscal 1998. Higher per gallon fuel margins and lower fuel prices increased gross margin as a percentage of revenue in fiscal 1999 as compared to fiscal 1998. Revenue and gross margin from fuel sales and services included the activities of Mercury's contract fueling business as well as activities from a number of other commercial activities including the provision of certain refueling services, non- aviation fuel brokerage and other services managed at LAX as part of Mercury's fuel sales and services operations. In addition, fuel sales and services include the activities of Mercury's wholly owned subsidiary, RPA, a developer and installer of proprietary airline revenue accounting and related software, subsequent to its acquisition in February 1998. Revenue from RPA in fiscal 1999 was approximately $6.4 million compared with $1.6 million for the four month fiscal 1998 period. Gross margin from RPA was $0.8 million in fiscal 1999 compared to and $0.2 million in the four month period in fiscal 1998. The continued success of RPA depends upon RPA continuing to develop customers and products.

         Revenue from FBOs in fiscal 1999 increased 6.2% to $47.9 million from $45.1 million in fiscal 1998. The increase in revenue from FBOs was primarily due to the addition of an FBO in Charleston, South Carolina in October 1998 and an FBO in Jackson, Mississippi in December 1998. Gross Margin from FBOs in fiscal 1999 increased 4.6% to $10.1 million from $9.7 million in fiscal 1998 due to higher per gallon fuel margins.

         Revenue from cargo operations in fiscal 1999 increased 28.9% to $27.7 million from $21.5 million in fiscal 1998. The increase was primarily attributable to higher cargo handling revenue at LAX due to the expansion of facilities which occurred during the fourth quarter or fiscal 1998, and the addition of the Atlanta facility, which was acquired in April 1998. Gross margin from cargo operations in fiscal 1999 increased 7.7% to $5.8 million from $5.3 million in fiscal 1998 primarily due to higher handling revenue partially offset by increased losses at Floracool in Miami and lower space brokerage revenue. In March 1999, the Company disposed of its Miami cargo operations. Gross margin as a percentage of revenue in fiscal 1999 decreased to 20.7% from 24.8% in fiscal 1998 primarily due to higher losses in the Miami operations and lower space brokerage activity.

         Revenue from government contract services in fiscal 1999 increased 50% to $25.4 million from $17.0 million in fiscal 1998. The increase in revenue was due to the acquisition of Weather Data which was acquired on August 1, 1998. Gross margin from government contract services in fiscal 1999 increased 17% to $5.3 million from $4.5 million in fiscal 1998 primarily due to the addition of the Weather Data contracts. Gross margin as a percentage of revenue in fiscal 1999 declined to 20.8% from 26.7% in fiscal 1998 primarily due to the Weather Data contracts which operate at a lower margin.

         Selling, general and administrative expenses in fiscal 1999 increased 16.2% to $7.2 million from $6.2 million in fiscal 1998 primarily due to higher compensation expense.

         Provision for bad debts in fiscal 1999 declined 12.7% to $1.7 million from $2.0 million in fiscal 1998 reflecting lower bad debt allowance requirements attributable in part to lower fuel sales.

         Depreciation and amortization expense in fiscal 1999 increased 67.9% to $8.5 million from $5.0 million in fiscal 1998. The increase in the current period is related primarily to the LAX cargo warehouse added in April 1998, the Burbank FBO expansion substantially completed in February 1999 and acquisitions during the current fiscal year.

         Interest expense in fiscal 1999 increased 23.7% to $4.4 million from $3.5 million in fiscal 1998 primarily due to higher average outstanding borrowings in the current period. Interest income in fiscal 1999 decreased 62.7% to $0.2 million from $0.6 million in fiscal 1998 due to lower average notes receivable balances and lower balances of invested cash.

         Loss resulting from bankruptcy of customer of $7,050,000 in fiscal 1998 was due to WPAI's bankruptcy on October 5, 1997.

         Income tax expense approximated 39% of pretax income for both fiscal 1999 and fiscal 1998, reflecting the Company's effective income tax rate.

         Extraordinary item of $483,000 in fiscal 1999 consists of a charge of $792,000, primarily related to the cost of repurchasing and retiring convertible subordinated debentures in excess of par value plus the write off of related bond issuance costs, net of related income tax benefit of $309,000.

Fiscal Year Ended June 30, 1998 Compared to Fiscal Year Ended June 30, 1997

         Revenue decreased 14.1% to $240.1 million in fiscal 1998 from $279.4 million in fiscal 1997. Gross margin increased 21.9% to $28.1 million in fiscal 1998 from $23.1 million in fiscal 1997.

         Revenue from fuel sales and services represented 65.2% of total revenue in fiscal 1998 compared to 74.4% of total revenue in fiscal 1997. Revenue from fuel sales and services in fiscal 1998 decreased 24.7% to $156.5 million from $207.8 million in fiscal 1997. The decrease in revenue from fuel sales and services was due to a decrease in both the price of fuel and volume of fuel sold. The volume of fuel sold declined as a result of the loss of WPAI's business, which constituted 15% of fuel sales and services revenue in both periods, in February 1998 when the carrier ceased operations, and the additional failures of certain other airlines. Average fuel prices decreased approximately 14% in fiscal 1998 as compared to fiscal 1997. Gross Margin from fuel sales and services was $8.6 million in fiscal 1998 and fiscal 1997. Gross margin as a percentage of revenue increased in fiscal 1998 to 5.5% from 4.1% in fiscal 1997. Because the Company prices its fuel on a per gallon basis, gross margin as a percentage of revenue was enhanced as a result of the lower per gallon price of fuel in fiscal 1998 as compared to fiscal 1997 and due to an absolute increase in average per gallon margins. Revenue and gross margin from fuel sales and services include the activities of Mercury's contract fueling business as well as activities from a number of other commercial services including the provision of certain refueling services, non-aviation fuel brokerage and other services managed at LAX as part of Mercury's fuel sales and services operations. In addition, fuel sales and services include the activities of Mercury's wholly owned subsidiary, RPA, a developer and installer of proprietary airline revenue accounting and related software, subsequent to its acquisition in February 1998. Revenue from RPA in fiscal 1998 was approximately $1.6 million.

         Revenue from FBOs in fiscal 1998 increased 23.5% to $45.1 million from $36.5 million in fiscal 1997 and increased as a percentage of total revenue to 18.8% in fiscal 1998 from 13.1% in fiscal 1997. The increase in revenue for FBOs was due to partial periods of revenue, as five FBOs were acquired in August

1996, one FBO was acquired in November 1996, one FBO was acquired in January 1997 and another FBO was acquired effective the beginning of fiscal 1998. Revenue from these FBOs were included for all of fiscal 1998. The increase in FBO revenue is consistent with the Company's goal of increasing the service sectors of its business as a percentage of total revenue. Gross margin from FBOs in fiscal 1998 increased 57.6% to $9.7 million from $6.2 million in fiscal 1997 due to higher revenues, higher per gallon fuel margins and lower fuel costs.

         Revenue from Cargo operations in fiscal 1998 increased 14.4% to $21.5 million from $18.8 million in fiscal 1997. The increase was primarily attributable to higher space brokerage activity. Gross margin from cargo operations in fiscal 1998 increased 5.7% to $5.3 million from $5.0 million in fiscal 1997. Gross margin decreased to 24.8% of revenue in fiscal 1998 from 26.9% in fiscal 1997 due to higher operating costs in the warehouse operations, partially due to the expansion of facilities in fiscal 1998 at LAX and in Montreal. At LAX, warehouse operating costs increased approximately 47% in the fourth quarter of fiscal 1998 as compared with the fourth quarter of fiscal 1997, while revenue rose only 18% in the same comparable periods. Growth of warehouse revenue at LAX will depend upon adding new customers and increasing revenue from current customers some of whom have experienced a reduction in the volume of cargo transported as a result of the worldwide economic slow down.

         Revenue from government contract services in fiscal 1998 increased 4.3% to $17.0 million from $16.3 million in fiscal 1997. The increase in revenue was due to the Central and South American air terminal contract added in June 1997 and the Pacific Rim air terminal contracts added in January 1998, offset partially by the loss of contracts at Fallon, Nevada and Monterey, California during fiscal 1998. Gross margin from government contract services in fiscal 1998 increased 35.9% to $4.5 million from $3.3 million in fiscal 1997 primarily as a result of the addition of higher margin air terminal business contracts for Central and South America and the Pacific Rim which replaced the two lower margin refueling and base housing maintenance contracts which were lost to competitors.

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

         Depreciation and amortization expense in fiscal 1998 increased 27.5% to $5.0 million from $4.0 million in fiscal 1997 principally due to the acquisition of eight FBO locations since August 1996.

         On October 5, 1997, WPAI filed bankruptcy, resulting in a $7,050,000 loss in fiscal 1998. The charge included a $5 million reduction in restricted cash and approximately $2,050,000 write off of WPAI's account receivable. The restricted cash consisted of pledged certificates of deposits which guaranteed bank loans to WPAI.

         Income tax expense approximated 39.0% of pretax income for fiscal 1998 and 39.6% for fiscal 1997, reflecting the Company's effective income tax rate.

         LIQUIDITY AND CAPITAL RESOURCES

         Mercury has historically financed its operations primarily through operating cash flow, bank debt and various public and private placement of bonds and subordinated debt. Mercury's cash balance at June 30, 1999 was $4,797,000

         Net cash provided by operating activities was $7,065,000 during fiscal 1999. The primary source of net cash provided by operating activities was net income plus depreciation and amortization totaling $14,399,000, and an increase in accounts payable of $4,989,000. The primary use of cash from operating activities was an increase in trade and other accounts receivable of $13,468,000.

         Net cash used in investing activities was $14,119,000 during fiscal 1999. The primary uses of cash from investing activities included $15,245,000 in additions to property, equipment and leaseholds and $7,000,000 in acquisitions of businesses, net of cash acquired. The primary source of cash provided by investing activities was a reduction of $8,376,000 in restricted cash related to the tax exempt bonds.

         Net cash provided by financing activities was $4,015,000 during fiscal 1999. The primary source of cash from financing activities during this period was proceeds from long-term debt of $34,050,000. The primary use of cash from financing activities was the reduction in long-term debt of $17,310,000, the reduction of convertible subordinated debentures of $8,188,000 and the repurchase and retirement of common stock of $4,682,000.

         On March 2, 1999, the Company entered into an $80,000,000 senior secured credit facility with a consortium of four banks. This facility includes up to $40,000,000 Revolving Credit ("Revolving Credit"), a term loan of up to $25,000,000 ("Term Loan") and an acquisition facility of up to $15,000,000 ("Acquisition Facility"). These facilities mature in March 2004. The Term Loan is payable over five years in quarterly installments of principal of $1,000,000 in year one with quarterly installments increasing each year thereafter by $125,000 with a final installment in March 2004. Balances outstanding under the Revolving Credit and Acquisition Facility will be due in March 2004. Interest rates may vary depending upon the Company's leverage ratio, however, the cost will initially be Eurodollar rate plus 1.75% or the Banks base rate (equivalent to the prime rate). Amounts funded at the closing date were $24,000,000 under the Term Loan, which was used to repay outstanding principal of approximately $16,833,000 under the old senior credit facility; repay principal under various other notes of approximately $6,474,000; pay accrued interest, letter of credit fees and closing fees totaling approximately $466,000; and the balance of $227,000 received in cash. At June 30, 1999 current portion of long-term debt pertaining to this facility is $5,125,000 and long-term debt includes $19,875,000 of the Term Loan and $6,000,000 of Revolving Credit.

         On April 2, 1998, the Company raised $19 million from a tax exempt bond financing pursuant to a loan agreement between the Company and the California Economic Development Financing Authority, ("CEDFA"). These funds were obtained to finance the Company's LAX Cargo warehouse expansion and expansion of its Burbank FBO. At June 30, 1999, the Company borrowed $18,215,000 of the bond proceeds related to costs incurred to date. The loan carries a variable rate which is based on a weekly remarketing of the tax exempt bonds issued by CEDFA. Since the issuance of the bond, the per annum interest rate has averaged 3.04% through June 30, 1999. The Company's senior bank group has issued a one-year, renewable letter of credit in the amount of approximately $19.3 million to secure the Company's obligations under the loan agreement. The loan will be repaid at the rate of $500,000 every six months with a redemption of $4 million at the end of the fifteenth year. At June 30, 1999, the balance was $18 million.

         In February 1996, the Company issued $28,115,000 principal amount of 7.75% convertible subordinated debentures due February 1, 2006. The debentures are convertible into shares of the Company's common stock at a price of $7.29456. The outstanding balance at June 30, 1999 was $19,852,000. Subsequent to June 30, 1999, the Company redeemed the outstanding balance of these debentures (See Note 13 in the accompanying financial statements).

         The Company's accounts receivable balance was $50,134,000 at June 30, 1999 and $38,387,000 at June 30, 1998. The accounts receivable balance increased principally due to an increase in fourth quarter fiscal 1999 revenue compared with fourth quarter fiscal 1998 revenue. A note receivable of approximately $961,000 at June 30, 1999 is due from an airline customer of the Company for the purchase of fuel. The note bears interest at 9% per annum and is due in monthly installments of principal and interest through July 1, 2001. Accounts receivable days outstanding for the quarters ended June 30, 1999 and 1998 were 74 as compared to 70 days based upon consolidated revenue for each period. Accounts receivable days outstanding increased primarily due to fuel sales and services revenue declining to 55.1% of total revenue in fiscal 1999 from 65.2% in the year ago period. Accounts receivable days outstanding are impacted by a high volume of fuel brokerage which is reported in revenues on a net margin basis and a high concentration of fuel sales to customers with extended payment terms. Allowance for doubtful accounts increased to $1,953,000 at June 30, 1999 from $1,686,000 at June 30, 1998.

         The Company's recurring capital expenditure requirements have been related to the acquisition of refueling and ground handling equipment for both commercial and government contract services operations. During fiscal 1997, 1998 and 1999, respectively, the Company spent approximately $1,800,000, $3,000,000 and $2,100,000 to purchase refueling and ground handling equipment for its commercial and government contract services operations. During the last three fiscal years, the Company has also made substantial expenditures to acquire and construct facilities and businesses to expand its operations. In fiscal 1997, the Company acquired certain assets of six FBOs for $9,000,000, which consisted of $4,350,000 cash and a promissory note in the principal amount of $4,650,000. In addition, in January 1997, the Company purchased an FBO in Fresno, California for $2,800,000 cash. In July 1997, the Company acquired certain assets of an FBO located in Nashville, Tennessee for $4,250,000 cash. To fund this acquisition, the Company borrowed an additional $4,250,000 under its former credit facilities. During fiscal 1998, the Company spent approximately $9,600,000 to remodel and construct a cargo warehouse at LAX, $300,000 to pay for a portion of the construction of an FBO in Charleston, South Carolina, $422,000 to acquire the assets of a cargo handling operation at William B. Hartsfield International Airport in Atlanta, Georgia, and $4,220,000 ($3,000,000 in cash and $1,220,000 worth of Mercury Common Stock) to acquire the outstanding stock of RPA. On August 1, 1998, Maytag acquired thirty-eight government contracts and related assets from Weather Data for $2,500,000 in cash and $1,000,000 in stock (subsequently increased by 22,565 shares in September 1999 since the market value of the shares originally issued was less then $1 million on August 1,
1999). On November 30, 1998, the Company acquired substantially all the assets of an FBO in Jackson, Mississippi for $4,500,000 in cash.

         During fiscal 1999, the Company built a new FBO operation in Burbank, California at a cost of approximately $9.4 million, $7.2 million spent in fiscal 1999 and $2.2 million spent in fiscal 1998. The Company has also retrofitted or replaced a number of fuel farms during fiscal 1999 at a cost of approximately $3.4 million.

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

         Year 2000 Issue

         The Company has established a year 2000 compliance plan that is substantially complete. The compliance plan primarily involves information technology, facilities and equipment and major suppliers. To date, the Company has spent approximately $75,000 on reprogramming and software and hardware upgrades relating to year 2000 remediation. Total costs related to year 2000 compliance are estimated at $100,000.

         The Company's year 2000 compliance efforts include assessment of at risk systems and technology as well as remediation and testing of affected systems. Remediation of the Company's primary computer systems and other critical systems was completed in December 1998. The final assessment of all other technology used by the Company will be essentially complete by September 1999. The remediation of these areas is expected to be completed by November 1999. The Company does not believe that year 2000 issues affecting it facilities and equipment are substantial. The Company, however, conducts most of its business on airport properties and, as such, is dependent on various third parties to complete aspects of year 2000 compliance which will ensure that airport operations are not significantly impacted or interrupted. The Company's major suppliers and third parties have been included in a year 2000 survey that is still in process. While the Company has no reason to believe that year 2000 compliance by these third parties will not be substantially completed on time, the Company can give no assurance to that effect. With respect to major suppliers, the Company believes year 2000 compliance issues will not affect its ability to continue purchasing jet fuel in sufficient quantities, given the number of alternative sources.

         Contingency plans are being developed as part of an overall disaster recovery plan, which is in process. A majority of the Company's services are dependent on human resources and commodities that are not technology driven; therefore, contingencies relating to year 2000 issues will not have a large bearing on operations. While not expected, any delays or failures resulting from a year 2000 compliance problem would affect the Company's ability to bill customers timely and process vendor payments. Because of uncertainties, the actual effects of year 2000 issues on the Company may be different from its current assessment.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The Company currently utilizes no material derivative financial instruments which expose the Company to significant market risk. However, the Company's cash flow, earnings, and the fair value of its debt, may be adversely effected due to changes in interest rates with respect to its long-term debt. The table below presents principal cash flows and related weighted average interest rates of the Company's long-term debt at June 30, 1999 by expected maturity dates. Weighted average variable rates are based on rates in effect at June 30, 1999. These rates should not be considered a predictor of actual future interest rates.



                             Expected Maturity Date



                                         June-00         June-01         June-02         June-03         June-04       Thereafter
Fixed Rate convertible Debenture                0               0               0               0               0      19,852,000

Average Interest Rate                        7.75%           7.75%           7.75%           7.75%           7.75%           7.75%



Fixed Rate Other Debt                     352,000         326,000         310,000         326,000         199,000         249,000

Average Interest Rate                        8.25%           8.30%           8.39%           8.52%           8.83%           9.14%



Variable Rate Tax Exempt Bonds(1)       1,000,000       1,000,000       1,000,000       1,000,000       1,000,000      13,000,000

Average Interest Rate                        3.00%           3.00%           3.00%           3.00%           3.00%           3.00%



Variable Rate Other Debt(2)             5,454,000       4,626,000       5,126,000       5,625,000      10,498,000

Average Interest Rate                        7.00%           7.00%           7.00%           7.00%           7.00%           7.00%


                                           Total         Fair Value
Fixed Rate convertible Debenture         19,852,000      19,852,000

Average Interest Rate                          7.75%



Fixed Rate Other Debt                     1,762,000       1,762,000

Average Interest Rate                          8.57%



Variable Rate Tax Exempt Bonds(1)        18,000,000      18,000,000

Average Interest Rate                          3.00%



Variable Rate Other Debt(2)              31,329,000      31,329,000

Average Interest Rate                          7.00%



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

         See Part IV, Item 14, pages F1 through F23 immediately following.

ITEM 9.  ACCOUNTING AND FINANCIAL DISCLOSURE DISPUTES.

         None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Reference is made to the information set forth under the caption "Election of Directors" of the Company's Proxy Statement for the annual meeting scheduled for December 2, 1999 (the "Proxy Statement") for a description of the directors and executive officers of the Company, which information is incorporated herein by reference.

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

Independent Auditors' Report ..........................................................       F-1

Consolidated Balance Sheets as of June 30, 1999 and 1998 ..............................       F-2

Consolidated Statements of Income for each of the three
      years in the period ended June 30, 1999 .........................................       F-3

Consolidated Statements of Cash Flows for each of the three
      years in the period ended June 30, 1999 .........................................       F-4

Consolidated Statements of Stockholders' Equity for each
      of the three years in the period ended June 30, 1999 ............................       F-5

Notes to Consolidated Financial Statements for the three
      years ended June 30, 1999 .......................................................  F-6-F-21

(a) (2) Supplemental Schedule for each of the three years in the period ended
June 30, 1999:

Schedule II - Valuation and Qualifying Accounts .......................................      F-22


         All other items are not included in this Form 10-K either because they are not applicable or are included in the information as set forth in the Consolidated Financial Statements or in the Notes to Consolidated Financial Statements.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Los Angeles, State of California, on September 27, 1999.



                                           MERCURY AIR GROUP, INC.


                                           By:   /s/ Seymour Kahn
                                               --------------------------------
                                                     Seymour Kahn
                                                     Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:



Signatures


Chairman of the Board:


/s/ Seymour Kahn                                                           Dated:  September 27, 1999
----------------------------------------------
Seymour Kahn
Chairman of the Board

Principal Executive Officer & Director:


/s/ Joseph Czyzyk
-------------------------------------------------
Joseph Czyzyk                                                                Dated:  September 27, 1999
Chief Executive Officer and Director


Principal Financial and Accounting Officer:


/s/ Randolph E. Ajer
-------------------------------------------------
Randolph E. Ajer                                                             Dated:  September 27, 1999
Executive Vice President and Treasurer


Additional Directors:


/s/ Robert L. List
-------------------------------------------------
Robert L. List                                                               Dated:  September 27, 1999
Director


/s/ Philip J. Fagan, Jr., M.D.
-------------------------------------------------
Philip J. Fagan, Jr., M.D.                                                   Dated:  September 27, 1999
Director


/s/ William G. Langton
-------------------------------------------------
William G. Langton                                                           Dated:  September 27, 1999
Director


/s/ Frederick H. Kopko, Jr.                                                  Dated:  September 27, 1999
-------------------------------------------------
Frederick H. Kopko, Jr.
Director

INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
Mercury Air Group, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Mercury Air Group, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. Our audits also include the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mercury Air Group, Inc. and subsidiaries as of June 30 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30 1999 in conformity with generally accepted accounting principles. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Los Angeles, California
September 14, 1999

                         PART I - FINANCIAL INFORMATION


                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                                   JUNE 30,            JUNE 30,
                                                                                     1999                1998
                                                                                 -------------      -------------
CURRENT ASSETS:

  Cash and cash equivalents (Note 1)                                             $   4,797,000      $   7,836,000
  Trade accounts receivable, net of allowance for doubtful accounts
    of $1,953,000 at 6/30/99 and $1,686,000 at 6/30/98  (Note 1)                    50,134,000         38,387,000
  Notes receivable - current portion                                                   555,000            940,000
  Inventories, principally aviation fuel  (Note 1)                                   1,892,000          1,539,000
  Prepaid expenses and other current assets                                          2,603,000          2,275,000
                                                                                 -------------      -------------
    Total current assets                                                            59,981,000         50,977,000

CASH-RESTRICTED (Notes 1 and 15)                                                       785,000          9,161,000
PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated depreciation and amortization of $35,787,000 (6/30/99);
   $29,006,000 (6/30/98) (Notes 1,3 and 7)                                          56,110,000         44,252,000
NOTES RECEIVABLE                                                                       454,000             56,000
OTHER ASSETS, net (Notes 1 and 4)                                                    9,972,000          7,295,000
                                                                                 -------------      -------------
                                                                                 $ 127,302,000      $ 111,741,000
                                                                                 =============      =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                                               $  21,312,000      $  16,403,000
  Accrued expenses and other current liabilities  (Note 5)                           6,241,000          5,242,000
  Income taxes payable                                                                                  1,409,000
  Current portion of long-term debt  (Note 7)                                        6,806,000          3,732,000
                                                                                 -------------      -------------
    Total current liabilities                                                       34,359,000         26,786,000

LONG-TERM DEBT (Notes 4 and 7)                                                      44,285,000         30,619,000
DEFERRED INCOME TAXES  (Notes 1 and 6)                                                 223,000            196,000
CONVERTIBLE SUBORDINATED DEBENTURES (Notes 7 and 13)                                19,852,000         28,090,000


COMMITMENTS AND CONTINGENCIES  (Note 10)

STOCKHOLDERS' EQUITY (Note 8):

     Preferred Stock - $.01 par value;  authorized 3,000,000 shares;
       no shares outstanding
    Common Stock - $ .01 par value; authorized 18,000,000 shares; outstanding
      6,641,175 shares at 6/30/99;
      outstanding 7,082,753 shares at 6/30/98                                           66,000             71,000
    Additional paid-in capital                                                      19,873,000         20,465,000
    Retained earnings                                                                9,543,000          6,415,000
    Accumulated other comprehensive income (Note 1)                                   (237,000)          (239,000)
    Notes receivable from sale of stock  (Note 8)                                     (662,000)          (662,000)
                                                                                 -------------      -------------
         Total stockholders' equity                                                 28,583,000         26,050,000
                                                                                 -------------      -------------
                                                                                 $ 127,302,000      $ 111,741,000
                                                                                 =============      =============



          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                                YEAR ENDED JUNE 30,
                                                               ---------------------------------------------------
                                                                   1999                1998               1997
                                                               -------------      -------------      -------------
Sales and Revenues (Note 1 and 11):

  Sales                                                        $ 144,972,000      $ 179,859,000      $ 225,093,000
  Service revenues                                                79,703,000         60,252,000         54,287,000
                                                               -------------      -------------      -------------
                                                                 224,675,000        240,111,000        279,380,000
                                                               -------------      -------------      -------------
Costs and Expenses:
  Cost of sales                                                  115,416,000        155,191,000        205,914,000
  Operating expenses                                              77,236,000         56,790,000         50,396,000
                                                               -------------      -------------      -------------
                                                                 192,652,000        211,981,000        256,310,000
                                                               -------------      -------------      -------------
    Gross Margin (Excluding depreciation and amortization)        32,023,000         28,130,000         23,070,000
                                                               -------------      -------------      -------------

Expenses (Income):

  Selling, general and administrative (Note 4)                     7,157,000          6,161,000          6,296,000
  Provision for bad debts                                          1,721,000          1,971,000          1,810,000
  Depreciation and amortization                                    8,460,000          5,040,000          3,953,000
  Loss resulting from bankruptcy of customer (Note 2)                                 7,050,000
  Interest expense                                                 4,380,000          3,542,000          3,393,000
  Interest income                                                   (222,000)          (595,000)          (380,000)
  Loss on investments                                                                                      750,000
                                                               -------------      -------------      -------------
                                                                  21,496,000         23,169,000         15,822,000
                                                               -------------      -------------      -------------

Income Before Provision for Income Taxes                          10,527,000          4,961,000          7,248,000

Provision for Income Taxes (Notes 1 and 6)                         4,105,000          1,934,000          2,869,000
                                                               -------------      -------------      -------------

Net Income Before Extraordinary Item                               6,422,000          3,027,000          4,379,000
                                                               -------------      -------------      -------------

Extraordinary Item (Note 7) Less applicable
  income taxes of $309,000                                          (483,000)
                                                               -------------      -------------      -------------

Net Income                                                     $   5,939,000      $   3,027,000      $   4,379,000
                                                               =============      =============      =============

Net Income Per  Share (Note 12) :
  Basic:
        Before extraordinary item                              $        0.96      $        0.42      $        0.58
        Extraordinary item                                     $       (0.07)
                                                               -------------      -------------      -------------
        Net income                                             $        0.89      $        0.42      $        0.58
                                                               =============      =============      =============
  Diluted:
        Before extraordinary item                              $        0.73      $        0.38      $        0.49
        Extraordinary item                                     $       (0.05)
                                                               -------------      -------------      -------------
        Net income                                             $        0.68      $        0.38      $        0.49
                                                               =============      =============      =============



           See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              YEAR ENDED JUNE 30,
                                                                               ------------------------------------------------
                                                                                   1999              1998              1997
                                                                               ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                                   $  5,939,000      $  3,027,000      $  4,379,000
  Extraordinary charge                                                              566,000
                                                                               ------------      ------------      ------------
  Income before extraordinary items                                            $  6,505,000      $  3,027,000      $  4,379,000
  Adjustments to derive cash flows from
    operating activities:

      Depreciation and amortization                                               8,460,000         5,040,000         3,953,000
      Provision for Bad debts                                                     1,721,000         1,971,000         1,810,000
      Loss resulting from bankruptcy of customer                                                    7,050,000
      Amortization of officers' loans                                                39,000           154,000           154,000
      Deferred income taxes                                                          27,000          (712,000)         (588,000)
  Changes in operating assets and liabilities:

      Trade and other accounts receivable                                       (13,468,000)        5,224,000        (4,357,000)
      Inventories                                                                  (353,000)          409,000           675,000
      Prepaid expenses and other current assets                                    (445,000)          495,000          (551,000)
      Accounts payable                                                            4,989,000          (860,000)        1,857,000
      Income taxes payable                                                       (1,409,000)        1,148,000          (198,000)
      Accrued expenses and other current liabilities                                999,000           237,000           681,000
                                                                               ------------      ------------      ------------
          Net cash provided by operating activities                               7,065,000        23,183,000         7,815,000
                                                                               ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Restricted cash-tax exempt bond                                                 8,376,000        (9,161,000)
  Restricted cash - pledged certificates of deposit                                                 1,000,000        (7,000,000)
  (Increase) decrease in notes receivable                                           (13,000)        2,899,000        (2,177,000)
   Increase to other assets                                                        (237,000)         (906,000)         (437,000)
  Acquisition of businesses, net of cash acquired (Note 9)                       (7,000,000)       (1,895,000)       (7,150,000)
  Additions to property, equipment and leaseholds                               (15,245,000)      (16,784,000)       (3,192,000)
                                                                               ------------      ------------      ------------
          Net cash used in investing activities                                 (14,119,000)      (24,847,000)      (19,956,000)
                                                                               ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payment of dividend on common stock                                                                 (94,000)         (321,000)
  Proceeds from long-term debt                                                   34,050,000        19,942,000         9,239,000
  Reduction of long-term debt                                                   (17,310,000)       (9,182,000)       (5,464,000)
  Reduction of convertible subordinated debentures                               (8,188,000)
  Notes receivable-officers                                                                                              70,000
  Issuance of common stock                                                          145,000           162,000            42,000
  Repurchase of common stock                                                     (4,682,000)       (4,217,000)         (356,000)
                                                                               ------------      ------------      ------------
          Net cash provided by financing activities                               4,015,000         6,611,000         3,210,000
                                                                               ------------      ------------      ------------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                               (3,039,000)        4,947,000        (8,931,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      7,836,000         2,889,000        11,820,000
                                                                               ------------      ------------      ------------

CASH AND CASH EQUIVALENTS,  END OF YEAR                                        $  4,797,000      $  7,836,000      $  2,889,000
                                                                               ============      ============      ============

CASH PAID DURING THE YEAR:

  Interest                                                                     $  4,568,000      $  3,542,000      $  3,156,000
  Income taxes                                                                 $  5,412,000      $  1,069,000      $  4,076,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Direct financing for purchase of equipment and property                                       $  1,600,000
   Issuance of stock for the acquisition of RPA (Note 9)                                         $  1,220,000
   Issuance of Note Payable for the acquisition of Aero Freightways Inc.                         $    227,000

  Issuance of Notes Payable for the acquisition of assets  (Note 9)                              $  4,250,000      $  4,650,000
  Issuance of 124,224 shares of common stock for the acquisition of assets
      of Weather Data. (Note 9)                                                $  1,000,000
  Reduction of debenture and property, equipment and leasehold due to
      purchase price adjustment of Excel Cargo, Inc. (Note 9)                                                      $    800,000
  Note receivable assigned to the Company in exchange for the
      Company's certificates of deposit which was used to guaranty a
      customer's debt                                                                            $  1,000,000
  Conversion of 25 debentures into 3,427 shares of common stock                                  $     25,000
  Conversion of 50 debentures into 6,854 shares of common stock                $     50,000



          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 JUNE 30, 1999

                                                                 COMMON STOCK
                                                            ----------------------           ADDITIONAL
                                                          NUMBER OF                            PAID-IN           RETAINED
                                                           SHARES            AMOUNT            CAPITAL           EARNINGS
                                                          ---------       ------------       ------------       ------------
BALANCE, JUNE 30, 1996                                    7,566,651       $     75,000       $ 20,895,000       $  2,040,000



  Net income                                                                                                       4,379,000
  Cash dividend on common stock                                                                                     (321,000)
  Repurchase of common stock                                (59,500)                             (165,000)          (191,000)
  Common stock issued on exercise of
    warrants and options                                     17,500                                42,000
  Tax benefit from exercise of stock options                                                       24,000
  Foreign currency adjustment
  Payment received from notes receivable-officers
                                                          ---------       ------------       ------------       ------------
BALANCE, JUNE 30, 1997                                    7,524,651       $     75,000       $ 20,796,000       $  5,907,000
                                                          =========       ============       ============       ============



  Net income                                                                                                       3,027,000
  Cash dividend on common stock                                                                                      (94,000)
  Repurchase of common stock                               (639,325)            (6,000)        (1,786,000)        (2,425,000)
  Common stock issued on exercise of
    warrants and options                                     34,000                 --            162,000
  Common stock issued in acquisition                        160,000              2,000          1,218,000
  Common stock issued on conversion of debentures             3,427                 --             25,000
  Tax benefit from exercises of stock options                                                      50,000
  Foreign currency adjustment
                                                          ---------       ------------       ------------       ------------
BALANCE, JUNE 30, 1998                                    7,082,753       $     71,000       $ 20,465,000       $  6,415,000
                                                          =========       ============       ============       ============



  Net income                                                                                                       5,939,000
  Repurchase of common stock                               (641,781)            (6,000)        (1,865,000)        (2,811,000)
  Common stock issued on exercise of
    options                                                  69,125                               144,000
  Common stock issued in acquisition                        124,224              1,000            999,000
  Common stock issued on conversion of debentures             6,854                                50,000
  Tax benefit from exercises of stock options                                                      80,000
  Foreign currency adjustment
                                                          ---------       ------------       ------------       ------------
BALANCE, JUNE 30, 1999                                    6,641,175       $     66,000       $ 19,873,000       $  9,543,000
                                                          =========       ============       ============       ============




                                                             NOTES         ACCUMULATED OTHER
                                                           RECEIVABLE        COMPREHENSIVE       COMPREHENSIVE
                                                            OFFICERS             INCOME             INCOME
                                                           ------------       ------------       ------------
BALANCE, JUNE 30, 1996                                     $   (732,000)      $    (46,000)



  Net income                                                                                     $  4,379,000
  Cash dividend on common stock
  Repurchase of common stock
  Common stock issued on exercise of
    warrants and options
  Tax benefit from exercise of stock options
  Foreign currency adjustment                                                      (33,000)           (33,000)
  Payment received from notes receivable-officers                70,000
                                                           ------------       ------------       ------------
BALANCE, JUNE 30, 1997                                     $   (662,000)      $    (79,000)      $  4,346,000
                                                           ============       ============       ============



  Net income                                                                                         3,027,000
  Cash dividend on common stock
  Repurchase of common stock
  Common stock issued on exercise of
    warrants and options
  Common stock issued in acquisition
  Common stock issued on conversion of debentures
  Tax benefit from exercises of stock options
  Foreign currency adjustment                                                     (160,000)          (160,000)
                                                           ------------       ------------       ------------
BALANCE, JUNE 30, 1998                                     $   (662,000)      $   (239,000)      $  2,867,000
                                                           ============       ============       ============



  Net income                                                                                        5,939,000
  Repurchase of common stock
  Common stock issued on exercise of
    options
  Common stock issued in acquisition
  Common stock issued on conversion of debentures
  Tax benefit from exercises of stock options
  Foreign currency adjustment                                                        2,000              2,000
                                                           ------------       ------------       ------------
BALANCE, JUNE 30, 1999                                     $   (662,000)      $   (237,000)      $  5,941,000
                                                           ============       ============       ============



                                      F-5
          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         THREE YEARS ENDED JUNE 30, 1999

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

        Restricted cash consists of cash held by the trustee in connection with the CEDFA loan (See Note 15).

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

        COST IN EXCESS OF NET ASSETS ACQUIRED

        Cost in excess of net assets acquired are being amortized on the straight-line method over estimated lives ranging from ten to forty years. The Company assesses recoverability on a periodic basis. Factors included in evaluating recoverability include historical earnings and projected future earnings of the related operations.

        FOREIGN CURRENCY TRANSLATION

        Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date and, where appropriate, at historical rates of exchange. Income and expense accounts are translated at the weighted average rate in effect during the year. The aggregate effect of translating the financial statements of the foreign subsidiary is included in other comprehensive income. Foreign exchange gains (losses) were not significant during the years presented.

        REVENUE RECOGNITION

        Revenues are recognized upon delivery of product or completion of service. The Company's contracts with the U.S. Government are subject to profit renegotiation. To date the Company has not been required to adjust profits arising out of U.S. Government contracts.

        INCOME TAXES

        Deferred income tax assets and liabilities are recognized based on differences between the financial statement and income tax basis of assets and liabilities using presently enacted income tax rates.

        FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable and payable, and debt instruments. The book values of all financial instruments, other than debt instruments, are representative of their fair values due to their short-term maturity. The book values of the Company's debt instruments are considered to approximate their fair values because the interest rates of these instruments are based on current rates offered to the Company or in the case of publicly traded debt, based upon quoted market prices.

        IMPAIRMENT OF LONG-LIVED ASSETS

        The Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss is based on the fair values of the asset.

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

        NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement will be effective July 1, 2000. The Company has not yet analyzed the impact of adopting this statement.

        RECLASSIFICATIONS

        Certain reclassifications were made to prior year statements to conform to the current year presentation.

        ACCOUNTS RECEIVABLE

        Accounts receivable is comprised primarily of trade receivables from customers and is net of an allowance for doubtful accounts. The Company's credit risk is based in part on, 1) primarily all receivables are related to one industry, aviation, 2) there are significant balances owed by certain customers, and 3) balances are owed by certain customers that are not adequately capitalized. The Company assesses its credit portfolio on an ongoing basis and establishes allowances which it believes are adequate to absorb potential credit problems that can be reasonably anticipated.

NOTE 2 - LOSS RESULTING FROM BANKRUPTCY OF CUSTOMER:

        On October 5, 1997, Western Pacific Airlines, Inc. (WPAI) filed for bankruptcy protection under Chapter 11 and, as a result, the Company wrote off $5,000,000 of certificates of deposit which were pledged to guarantee a bank loan to WPAI. In addition, the Company wrote off $2,050,000 of accounts receivable due from WPAI. Effective February 5, 1998 WPAI ceased operations.

NOTE 3 - PROPERTY, EQUIPMENT AND LEASEHOLDS:

        Property, equipment and leaseholds consist of the following:

                                                               JUNE, 30
                                                               --------
                                                        1999               1998
                                                    ------------       ------------
Land, buildings and leasehold improvements          $ 63,206,000       $ 44,766,000

Equipment furniture and fixtures                      28,286,000         26,159,000

Construction in progress                                 405,000          2,333,000
                                                    ------------       ------------

                                                      91,897,000         73,258,000

Less accumulated depreciation and amortization       (35,787,000)       (29,006,000)
                                                    ------------       ------------


                                                    $ 56,110,000       $ 44,252,000
                                                    ============       ============

NOTE 4 - OTHER ASSETS:

        Other assets consists of the following:

                                                            JUNE, 30
                                                            --------
                                                      1999            1998
                                                   ----------      ----------
Cost in  excess of net  assets  acquired, net      $6,672,000      $3,642,000


Capitalized loan fees - net (Note 7)                1,715,000       1,965,000

Covenant not to compete - net                         250,000         350,000

Other assets                                        1,335,000       1,338,000
                                                   ----------      ----------
                                                   $9,972,000      $7,295,000
                                                   ==========      ==========

        Cost in excess of net assets acquired have resulted from various acquisitions and are being amortized on a straight-line basis over periods ranging from ten to forty years. Accumulated amortization was $1,142,000 and $673,000 at June 30, 1999 and 1998, respectively. Capitalized loan fees represent costs incurred in connection with outstanding debt and is being amortized over the term of the debt.

        In 1991, four executive officers of the Company each agreed to purchase 151,250 shares, an aggregate of 605,000 shares of the Company's stock, from a company owned by the Chairman at $1.98 per share pursuant to a Stock Purchase Agreement ("Agreement"). The officers each paid $30,000 in cash, or $120,000 in the aggregate. The remaining purchase price of $1,080,000 was paid over a five year period ending in 1996. As part of the Agreement to purchase the stock, the Company agreed to loan the executives the $1,080,000. Beginning in 1994, one fifth of the amount loaned was forgiven annually over a five year period ending in 1998.

        In 1994, a fifth executive officer of the Company purchased 151,250 shares of the Company's stock from a company owned by the Chairman at $1.98 per share pursuant to a Stock Purchase Agreement similar to the agreements above. The officer paid $30,000 in cash and the remaining purchase price of $270,000 was paid over a five year period ending in 1998. The Company agreed to loan the executive the $270,000 in quarterly installments. Beginning in 1996, one fifth of the amount loaned, or $54,000, is being forgiven annually over a five year period ending in 2000 provided the officer remains in the employ of the Company.

        The amounts subject to forgiveness of $1,080,000 and $270,000 are being treated as additional compensation expense over the seven year periods from the date of the agreements through 1998 and 2000, respectively. The loans to officers are increased by actual amounts advanced by the Company and are decreased annually, by one-seventh of the amount to be forgiven, or approximately $39,000 in fiscal 1999, $154,000 in fiscal 1998 and $154,000 in fiscal 1997.

        As of June 30, 1999 the covenant not to compete has accumulated amortization of $250,000 and is being amortized on a straight-line basis over five years.

NOTE 5 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

        Accrued expenses and other current liabilities consist of the following:

                                 JUNE, 30
                        --------------------------
                          1999            1998
                        ----------      ----------
Salaries and wages      $3,154,000      $1,808,000

Other                    3,087,000       3,434,000
                        ----------      ----------

                        $6,241,000      $5,242,000
                        ==========      ==========

 NOTE 6 - INCOME TAXES:

        The provision for taxes on income consists of the following:

                                                        YEAR ENDED JUNE 30,
                                          -----------------------------------------------
                                             1999              1998               1997
                                          -----------       -----------       -----------
Federal, current                          $ 3,385,000       $ 1,849,000       $ 2,908,000

State, current                                693,000           443,000           549,000
                                          -----------       -----------       -----------

                                            4,078,000         2,292,000         3,457,000

Deferred, primarily federal                    27,000          (358,000)         (588,000)
                                          -----------       -----------       -----------

Provision, before extraordinary item        4,105,000         1,934,000         2,869,000

Extraordinary item                           (309,000)
                                          -----------       -----------       -----------

 Net Provision                            $ 3,796,000       $ 1,934,000       $ 2,869,000
                                          ===========       ===========       ===========

        Major components of deferred income tax (assets) and liabilities were as follows:

                                                                 JUNE 30,
                                                       -----------------------------
                                                          1999              1998
                                                       -----------       -----------
Depreciation / amortization                            $   200,000       $  (377,000)

Prepaid expenses                                           628,000           333,000

State income taxes                                        (222,000)         (202,000)

Allowance for doubtful accounts                           (764,000)         (678,000)

Acquired from RPA-primarily
conversion from cash to accrual basis accounting           658,000         1,012,000

 Other                                                    (277,000)          108,000
                                                       -----------       -----------

                                                       $   223,000       $   196,000
                                                       ===========       ===========

        The reconciliation of the federal statutory rate to the Company's effective tax rate on income is summarized as follows:

                                      YEAR ENDED JUNE 30,
                                  ---------------------------
                                  1999       1998        1997
                                  ----       ----        ----
Computed "expected" tax rate      34.0%      34.0%      34.0%

State income taxes, net of

Federal income tax benefit         5.0%       5.0%       5.6%
                                  ----       ----       ----

Effective rate                    39.0%      39.0%      39.6%
                                  ====       ====       ====

NOTE 7 - LONG-TERM AND SUBORDINATED DEBT:

        Long-term debt consists of the following:

                                                                          JUNE 30,
                                                                   ----------------------
                                                                   1999              1998
                                                                   ----              ----
Note payable to bank                                             $31,000,000      $ 5,736,000

Installment notes, payable to financial
institutions in monthly installments aggregating
approximately $17,000 at June 30, 1999 including
interest from 7.28% to 8.63%, collateralized by
certain assets of the Company and maturing from
1999 through 2002.                                                   229,000        2,366,000

Convertible subordinated debentures payable to
seller of Excel Cargo in monthly installments of
$13,810 including interest at 8.5%,
collateralized by property acquired,
maturing in September 2003.                                          599,000          708,000

Tax exempt bond pursuant to a loan agreement
between the Company and the California Economic
Development Financing Authority ("CEDFA").
Repayment terms consist of semi-annual principal
payments of $500,000 with a redemption of $4
million at the end of the fifteenth year (2013).
The loan carries a variable rate which is based
on a weekly remarketing of the bonds. Since
issuance, the per annum rate has averaged 3.03%
thru 6/30/99.                                                     18,000,000       19,000,000

Note payable to seller of assets and leaseholds
of certain FBOs in quarterly installments of
$198,480 including interest at prime
collateralized by property acquired
which is principally leaseholds, due in July
2004. Note was prepaid in fiscal year 1999.                               --        3,732,000

Mortgage payable to financial institution in
monthly principal installments of $13,333 plus
interest at LIBOR plus 2%, collateralized by
land and building, maturing in June 2008. Note
was prepaid in fiscal year 1999.                                          --        1,600,000

Mortgage payable to financial institution in
monthly principal installments of $9,750 plus
interest at 7.5% per annum, collateralized by
land and building, maturing in April 2004.                           566,000          682,000

Mortgage payable to financial institution in
monthly installments of $4,447 including
interest at 9% per annum, collateralized by land
and building, maturing in May 2010.                                  368,000          387,000



Other                                                                329,000          140,000
                                                                 -----------      -----------

                                                                  51,091,000       34,351,000

Less current portion                                               6,806,000        3,732,000
                                                                 -----------      -----------

                                                                 $44,285,000      $30,619,000
                                                                 ===========      ===========


        Notes Payable to banks at June 30, 1999 consists principally of a $80,000,000 credit facility which the Company entered into in March 1999 including a term loan and a revolving line of credit. The term loan is in the amount of $25,000,000 and is payable in quarterly payments of approximately $1,000,000 in the first year. Quarterly installments increase $125,000 annually. Interest accrues at LIBOR + 1.75%. The term loan is scheduled to mature in March 2004. The revolving credit line bears interest at prime or LIBOR + 1.75% and permits borrowing of up to $40,000,000 and matures in March 2004. At June 30, 1999, there was $6,000,000 of outstanding borrowings under the revolving credit line. In addition, this facility includes a $15,000,000 acquisition line which has no outstanding borrowings.

        Certain debt agreements contain provisions that require the maintenance of certain financial ratios, minimum tangible net worth (as defined), minimum profitability levels, maximum leverage and minimum debt service coverage and quick ratios and limitations on annual capital expenditures. Additionally, the Company is prohibited from paying dividends in excess of $400,000 per fiscal year.

        Long-term debt payable subsequent to June 30, 1999 is as follows:

                              2000                        $6,806,000

                              2001                         5,952,000

                              2002                         6,436,000

                              2003                         6,951,000

                              2004                        11,699,000

                           Thereafter                     13,247,000
                                                         -----------
                                                         $51,091,000
                                                         ===========

        On January 31, 1996, pursuant to a public offering, the Company issued $28,115,000 principal amount of 7 3/4% convertible subordinated debentures due February 1, 2006. The debentures are convertible into shares of the Company's common stock at a price of approximately $7.30 per share. Costs and fees, including underwriting discount and commissions, were $1,835,000 and are included in other assets (See Note 4). Capitalized loan fees are being amortized over the life of the debentures. At June 30, 1999, the outstanding balance of the Debenture was $19,852,000 and the unamortized balance of capitalized loan fees was $846,000.

        During fiscal year 1999 the Company repurchased 8,188 of these debentures ($1,000 par value) in the open market. The excess of cost over par value plus bond issuance costs was $675,000. On September 10, 1999 the Company redeemed the remaining outstanding debentures (See Note 13). In addition, during fiscal 1999 the Company terminated its prior credit facility resulting in the write off of related deferred financing costs of $117,000. The aggregate charge of $792,000, net of tax benefits of $309,000, has been classified as an extraordinary item.

NOTE 8 - EMPLOYEE STOCK OPTION PLANS:

        The Company has the following stock option plans, the 1990 Long-Term Incentive Plan ("1990 Incentive Plan") , the 1990 Directors Stock Option Plan ("1990 Directors Plan"), the 1998 Long-Term Incentive Plan ("1998 Incentive Plan") and the 1998 Directors Stock Option Plan ("1998 Directors Plan"). The Company has reserved 848,000 shares related to the Incentive Plans and 632,000 shares related to the Directors Plans. The Company has also reserved 152,000 shares for special option grants made outside the plans. Options granted pursuant to the plans and special grants are generally made at the fair market value of such shares on the date of grant and generally vest over twelve months. The contractual lives of the options are generally ten years.

        The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees". Had compensation cost for stock options been calculated using the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have approximated the pro forma amounts indicated in the following table:

                                                   1999               1998               1997
                                                   ----               ----               ----
Net income - as reported                      $   5,939,000      $   3,027,000      $   4,379,000

Net income - pro forma                        $   5,840,000      $   2,937,000      $   4,219,000

Basic earnings per share - as reported        $         .89      $         .42      $        0.58

Basic earnings per share - proforma           $         .88      $         .41      $        0.56

Diluted earnings per share - as reported      $         .68      $         .38      $        0.49

Diluted earnings per share - pro forma        $         .67      $         .37      $        0.47


        The weighted average fair value of each option granted in 1999, 1998 and 1997 is estimated as $3.00, $2.13 and $2.07, respectively, on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions.

                                                 1999               1998                1997
                                                 ----               ----                ----
Expected life                                 5 years            5 years             5 years

Expected volatility                               34%                31%                 28%

Risk free interest rate                         5.78%              5.25%               6.07%

Dividend yield                                     0%                 0%                1.0%

A summary of stock option activity is as follows:

                                           LONG-TERM                             DIRECTOR'S
                                           INCENTIVE                            STOCK OPTION                               SPECIAL
                      OPTION PRICES          PLANS         OPTION PRICES           PLANS            OPTION PRICES      OPTION GRANTS
Outstanding
June 30, 1996          1.403 - 7.182        233,647        1.403 - 7.182           201,625          1.542 - 7.182          203,500

Granted                 5.60 - 5.70          53,125                5.70             75,625                     --               --

Exercised              1.491 - 1.754        (12,500)               4.626            (5,000)
                                            -------                                -------                                 -------
Outstanding
June 30, 1997          1.403 - 7.182        274,272        1.403 - 7.182           272,250          1.542 - 7.182          203,500

Granted                        5.75          13,000                5.75             60,500                     --               --

Exercised              1.491 - 7.182        (18,875)               5.70            (15,125)                    --               --

Cancelled                      6.454         (5,500)                 --                                        --
                                             -------                                -------                                 -------
Outstanding
June 30, 1998          1.403 - 7.182        262,897        1.236 - 7.182           317,625          1.542 - 7.182          203,500

Granted               6.3125 - 8.4375       138,361                   --                --                     --               --

Exercised              1.491 - 7.182        (17,125)                  --                --                  1.542          (52,000)

Cancelled               5.75 - 6.454        (14,000)                  --                                       --

Outstanding                                 -------                                -------                                 -------
June 30, 1999          1.403 - 8.4375       370,133        1.236 - 7.182           317,625          1.542 - 7.182          151.500
                                            =======                                =======                                 =======

        A summary of information about stock options issued and outstanding pursuant to the Incentive Plan, Directors Plan and special option grants at June 30, 1999, is as follows:

                            OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                          WEIGHTED           WEIGHTED                         WEIGHTED
                            SHARES        AVERAGE            AVERAGE          SHARES          AVERAGE
            EXERCISE     OUTSTANDING    CONTRACTUAL          EXERCISE       EXERCISABLE       EXERCISE
          PRICE RANGE     AT 6/30/99   REMAINING LIFE         PRICE          AT 6/30/99        PRICE
        $1.236 - 2.436     317,647            3.1              $1.65          317,647           $1.65

         3.669 - 5.750     247,125            7.1               5.14          247,125            5.14

         6.090 - 7.182     186,986            7.3               6.64          136,125            6.76

         7.875 - 8.4375     87,500            9.4               8.29           22,500            7.88
                            ------                             -----          -------           -----

                           839,258                             $4.48          723,397           $4.00
                           =======                             =====          =======           =====


        During fiscal 1996, the Company sold 137,500 shares of its common stock to two officers for $812,500. The officers each paid $40,000 in cash and issued promissory notes of $732,500 for the balance of the purchase price. The notes are payable over ten years and due in fiscal year 2006. As of June 30, 1999, $662,000 remained outstanding.

NOTE 9 - ACQUISITIONS:

        Effective November 30, 1998 the Company acquired substantially all the assets of Jackson Air Center in Mississippi for $4,500,000 in cash. The Company borrowed $2.8 million in term debt under its senior credit facility and the balance was funded from borrowings under its revolver. The transaction has been accounted for under the purchase method of accounting and the purchase price has been allocated primarily to Property, Equipment and Leaseholds ($4,195,000) with the balance to inventory and accounts payable.

        On August 1, 1998, the Company acquired the weather observation and forecasting and air traffic control government contracts and related assets of Weather Data Services, Inc. for $3,500,000, which consisted of $2,500,000 in cash and $1,000,000 of the Company's stock. The transaction has been accounted for under the purchase method of accounting and the purchase price has been allocated to intangible assets.

        On February 27, 1998, the Company acquired all the outstanding stock of Rene Perez and Associates, Inc. ("RPA"), a computer services company located in Miami, Florida, for $4,220,000. The purchase price consisted of $3,000,000 in cash and 160,000 shares of common stock valued at $1,220,000 based on a closing price of $7.625 per share. The transaction has been accounted for under the purchase method of accounting and the purchase price has been allocated to assets and liabilities as follows:

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
                                                       ===========

        On March 31, 1998, the Company acquired the assets of a cargo handling company located at Hartsfield Atlanta International Airport in Georgia from Corporate Express Delivery Leasing - Southeast, Inc. for $422,000 in cash. The transaction has been accounted for under the purchase method of accounting and the purchase price has been allocated to Property, Equipment and Leaseholds.

        On January 16, 1998, the Company acquired all the outstanding stock of Aero Freightways Inc., a general sales agency located in Ontario, Canada. The transaction has been accounted for under the purchase method of accounting and the purchase price consisted of a variable capital debenture with a face value of $227,000 which is payable over three years.

        On July 9, 1997 the Company acquired the assets of an FBO located in Nashville, Tennessee. The transaction has been accounted for under the purchase method of accounting and the purchase price of the assets was $4,250,000 paid in cash and has been allocated to Property, Equipment and Leaseholds. The cash was borrowed under the acquisition line from the Company's Banks.

        In August 1996, the Company completed the acquisition of five FBO's from Raytheon Aircraft Services and a sixth FBO on November 15, 1996. The purchase price for the assets was $9,000,000, which consisted of $4,350,000 in cash and a promissory note in the amount of $4,650,000. The transaction has been accounted for under the purchase method of accounting and the purchase price of $9,000,000 was allocated to Property, Equipment and Leaseholds. The promissory note bears interest at a bank's prime rate and is payable over eight years in equal quarterly installments of principal and interest.

        On December 30, 1996 the Company acquired all the outstanding stock of Wofford Flying Services, an FBO located in Fresno, California for $2,800,000 in cash. The transaction has been accounted for under the purchase method of accounting and the purchase price has been allocated to Property, Equipment and Leaseholds ($2,300,000) and a covenant not to compete ($500,000) which is included in Other Assets.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

        LEASES

        The Company is obligated under noncancellable operating leases. Certain leases include renewal clauses and require payment of real estate taxes, insurance and other operating costs. Total rental expense on all such leases for the fiscal years 1999, 1998 and 1997 was $8,037,000, $6,832,000 and $5,721,000
respectively, net of sublease income of approximately $230,000 annually. The minimum annual rentals on all noncancellable operating leases having a term of more than one year at June 30, 1999 are as follows:

                                2000                   $7,284,000

                                2001                     6,247,000

                                2002                     4,050,000

                                2003                     3,970,000

                                2004                     3,970,000

                          Thereafter                    66,134,000
                                                       -----------

      Total minimum payment required                   $91,655,000
                                                       ===========

        In October 1997, the Company entered into a new lease for its Burbank FBO with the Burbank-Glendale-Pasadena Airport Authority. Pursuant to the terms of the lease, the Company will construct new hangar and executive terminal facilities and will refurbish some of its existing facilities at a cost of approximately $9.4 million. Upon completion of the construction, the Company's lease will be extended through 2025. The Company completed the new hangars in the spring of 1999 and anticipates completing the executive terminal in fiscal 2000.

        LITIGATION

        In connection with the Chapter 7 bankruptcy filing for WPAI (See Note
2), the Company received a letter, dated August 25, 1999, from the bankruptcy trustee's attorneys making a formal demand for recovery of alleged preference payments of approximately $11.4 million. This amount represents cash received for payment of fuel and sales during the 90 days prior to WPAI's initial bankruptcy filing. The Company believes this claim is without merit and the entire amount is defensible based on the transaction 1) having been a substantially contemporaneous exchange for value, 2) being made in the ordinary course of business, and 3) involving an exchange for new value. Accordingly, the Company believes no provision is required.

        The Company is also a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a significant effect on the financial statements.

NOTE 11 - MAJOR CUSTOMERS AND FOREIGN CUSTOMERS:

        Government contract services consists of revenues from agencies of the United States government. Revenue from this segment represented 11.3%, 7.1% and 5.8% of the Company's consolidated revenues for fiscal 1999, 1998 and 1997, respectively. No other customers accounted for over 10% of Mercury's consolidated revenues.

        The Company does business with a number of foreign airlines, principally in the sale of aviation fuels. For the most part, such sales are made within the United States and utilize the same assets and generally the same personnel as are utilized in the Company's domestic business. Revenues related to these foreign airlines amounted to approximately 27%, 31% and 32% of consolidated revenues for the years ended June 30, 1999, 1998 and 1997, respectively.

NOTE 12 - EARNINGS PER SHARE:

        Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

        Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents. Common stock equivalents include stock options and shares resulting from the assumed conversion of subordinated debentures, when dilutive

                                       FISCAL YEAR                    FISCAL YEAR                 FISCAL YEAR
                                      JUNE 30, 1999                  JUNE 30, 1998               JUNE 30, 1997
                                 DILUTED          BASIC          DILUTED         BASIC         DILUTED         BASIC
                               -----------     -----------     -----------    -----------    -----------    -----------
Weighted  average number of
common shares outstanding
during the period                6,651,000       6,651,000       7,244,000      7,244,000      7,526,000      7,526,000

Common stock equivalents
resulting from the
assumed exercise of stock
options                            356,000                         348,000                       319,000

Common shares resulting
from the assumed
conversion of debentures         3,391,000                       3,932,000                     3,947,000
                               -----------     -----------     -----------    -----------    -----------    -----------


Weighted average number of
common and common
equivalent shares
outstanding during the
period                          10,398,000       6,651,000      11,524,000      7,244,000     11,792,000      7,526,000
                               ===========     ===========     ===========    ===========    ===========    ===========

Net income before
extraordinary item               6,422,000       6,422,000       3,027,000      3,027,000      4,379,000      4,379,000
                               -----------     -----------     -----------    -----------    -----------    -----------


Add: Interest expense, net
of tax, on convertible
debentures                       1,152,000                       1,342,000                     1,348,000
                               -----------     -----------     -----------    -----------    -----------    -----------


Adjusted income before
extraordinary item               7,574,000       6,422,000       4,369,000      3,027,000      5,727,000      4,379,000


Extraordinary item                (483,000)       (483,000)
                               -----------     -----------     -----------    -----------    -----------    -----------

Adjusted income               $    7,091,000    $    5,939,000   $    4,369,000    $    3,027,000   $    5,727,000    $    4,379,000

Common stock and common
share equivalents                 10,398,000         6,651,000       11,524,000         7,244,000       11,792,000         7,526,000

Earnings (Loss) per share:

Before extraordinary item     $          .73    $          .96   $          .38    $          .42   $          .49    $          .58

Extraordinary item                      (.05)             (.07)

Net Income                    $          .68    $          .89   $          .38    $          .42   $          .49    $          .58
                              ==============    ==============   ==============    ==============   ==============    ==============


NOTE 13 - SUBSEQUENT EVENTS:

         On September 10, 1999, the Company redeemed the outstanding 7 3/4% convertible subordinated debentures due February 1, 2006 at 104% of the principal amount plus accrued and unpaid interest. The principal amount redeemed was $19,509,000 and the balance of $318,000 was converted into 43,594 shares of common stock. In connection with the redemption, in a private placement, the Company issued $24,000,000 Senior Subordinated 12% Notes due 2006 with detachable warrants to acquire 503,126 shares of the Company's common stock exercisable at $6.50 per share for seven years. Issuance costs capitalized in this transaction were approximately $1,770,000. Excess of cost over the principal amount of the 7 3/4% convertible subordinated debentures plus write off of remaining capitalized loan fees will result in an extraordinary charge of approximately $977,000 net of tax in the quarter ending September 30, 1999.

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                        1999
                                          SEPTEMBER 30       DECEMBER 31         MARCH 31          JUNE 30
Sales and Revenues                      $   52,600,000    $   56,665,000    $   53,643,000    $   61,767,000

Gross Margin                                 7,656,000         7,917,000         7,375,000         9,075,000

Net Income Before Extraordinary Item         1,659,000         1,827,000         1,144,000         1,792,000

Net Income                                   1,506,000         1,793,000         1,076,000         1,564,000

Net Income Per Share:

Basic:

Before Extraordinary Item                         0.24              0.28              0.17              0.27

After Extraordinary Item                          0.22              0.27              0.16              0.24

Diluted:

Before Extraordinary Item                         0.18              0.21              0.14              0.20


After Extraordinary Item                          0.17              0.20              0.13              0.18


                                                                        1998
                                          SEPTEMBER 30       DECEMBER 31         MARCH 31          JUNE 30
Sales and Revenues                      $   69,165,000    $   68,655,000    $   52,720,000    $   49,571,000

Gross Margin                                 7,024,000         7,353,000         6,595,000         7,158,000

Net Income                                  (2,195,000)        2,027,000         1,416,000         1,779,000

Net Income Per Share:

Basic                                            (0.29)             0.28              0.20              0.25

Diluted                                          (0.29)             0.21              0.15              0.18

 NOTE 15 - CASH RESTRICTED:

        Restricted cash of $785,000 at June 30, 1999 consists of tax exempt bond proceeds pursuant to the CEDFA loan agreement in the amount of $19,000,000, less amounts disbursed and net of interest earned. Funds are held by the Trustee and invested in short term tax free mutual funds or investments until requisitioned by the Company for reimbursement of construction costs pertaining to the LAX cargo warehouse expansion and expansion of its Burbank FBO.

NOTE 16 - SEGMENT REPORTING:

        The Company operates and reports it's activities through four principal units: 1) Fuel Sales and Services, which also includes RPA, 2) Fixed Based operations, 3) Cargo Operations , and 4) Government contract services.

                                                                          Government
                                    Fuel Sales   Fixed Base     Cargo      Contract
(Dollars in Thousands)             and Services  Operations   Operations   Services        Total
--------------------------------------------------------------------------------------------------
1999 Revenues                        $123,574     $47,924      $27,741     $25,436        224,675

Gross Margin                           10,829      10,146        5,751       5,297         32,023

Depreciation and Amortization           1,272       2,712        3,649         827          8,460

Capital expenditures                    2,632      11,565          551         497         15,245

Segment Assets                         66,455      19,774       24,293      16,780        127,302

--------------------------------------------------------------------------------------------------
1998

Revenues                              156,499      45,130       21,521      16,961        240,111

Gross Margin                            8,565       9,696        5,342       4,527         28,130

Depreciation and Amortization           1,062       2,258        1,161         559          5,040

Capital expenditures                    2,706       3,260       10,461       1,957         18,384

Segment Assets                         55,545      17,925       22,660      15,611        111,741

--------------------------------------------------------------------------------------------------
1997

Revenues                              207,754      36,547       18,811      16,268        279,380

Gross Margin                            8,541       6,151        5,047       3,331         23,070

Depreciation and Amortization             850       1,673          988         442          3,953

Capital expenditures                      216         891        1,408         677          3,192

Segment Assets                         43,161      12,617       21,952      14,907         92,637

        Gross margin is used as the measure of profit and loss for segment reporting purposes as it viewed by key decision makers as the principal operating indicator in measuring segment profitability.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                         THREE YEARS ENDED JUNE 30, 1999

                                    ADDITIONS

                     BALANCE AT     CHARGED TO
                    BEGINNING OF    COSTS AND                             BALANCE AT
  CLASSIFICATION       PERIOD       EXPENSES        DEDUCTIONS           END OF PERIOD

1999

Allowance for
doubtful accounts    $1,686,000    $1,721,000     $ (1,454,000)(a)        $1,953,000
                     ==========    ==========    =================        ==========


1998

Allowance for
doubtful accounts    $1,875,000    $1,971,000     $ (2,160,000)(a)        $1,686,000
                     ==========    ==========    =================        ==========


1997

Allowance for
doubtful accounts    $  809,000    $1,810,000    $    (744,000)(a)        $1,875,000
                     ==========    ==========    =================        ==========


(a) Accounts receivable write-off

Item 14.  Exhibits and Reports on Form 8-K

14 (a)
Exhibit
No.                                Description
-------                            -----------
1.1     Underwriting Agreement for the Company's $25,000,000 7-3/4% Convertible
        Subordinated Debentures due February 1, 2006.(11)

3.1     Restated Certificate of Incorporation(4)

3.2     Form of Amendment to Restated Certificate of Incorporation creating the
        Series A 8% Convertible Cumulative Redeemable Preferred Stock(4)

3.3     Form of Amendment to Restated Certificate of Incorporation declaring the
        Separation Date for the Series A 8% Convertible Redeemable Preferred
        Stock(5)

3.4     Bylaws of the Company(4)

3.5     Amendment to Bylaws of the Company(10)

3.6     Amendment to Bylaws of the Company adopted on December 3, 1998

4.1     Form of Indenture between Mercury Air Group, Inc. and IBJ Schroder Bank
        & Trust Company.(11)

4.2     Negotiable Promissory Note, dated as of June 21, 1996, from Mercury Air
        Group, Inc. to Raytheon Aircraft Services, Inc.(13)

4.3     Legend Agreement, dated as of August 29, 1996 between Mercury Air Group,
        Inc. and Raytheon Aircraft Services, Inc.(13)

10.1    Employment Agreement dated December 10, 1993 between the Company and
        Seymour Kahn(8)

10.2    Stock Purchase Agreement between the Company, SK Acquisition, Inc.,
        Randolph E. Ajer, Kevin J. Walsh, Grant Murray and Joseph Czyzyk(2)

10.3    Company's 1990 Long-Term Incentive Plan(6)

10.4    Company's 1990 Directors Stock Option Plan(1)

10.5    Lease for 6851 West Imperial Highway, Los Angeles, California(4)

10.6    Memorandum Dated September 15, 1997 regarding Summary of Officer Life
        Insurance Policies with Benefits Payable to Officers or Their Designated
        Beneficiaries(15)

10.7    Memorandum dated September 15, 1995 regarding Summary of Bonus Plans for
        Seymour Kahn, Joseph Czyzyk and Randolph E. Ajer(10)

10.8    Memorandum dated September 15, 1995 regarding Summary of Bonus Plans for
        Kevin Walsh and William Silva(10)

10.9    The Company's 401(k) Plan consisting of LCI Actuaries, Inc. Regional
        Prototype Defined Contribution Plan and Trust and Adoption Agreement(7)

10.10   Non-Qualified Stock Option Agreement by and between the Company and
        Seymour Kahn dated January 21, 1993(7)

10.11   Stock Purchase Agreement among the Company, SK Acquisition, Inc. and
        William L. Silva dated as of August 9, 1993(8)

10.12   Stock Exchange Agreement dated as of November 15, 1994 between Joseph
        Czyzyk and the Company(9)

10.13   Employment Agreement dated November 15, 1994 between the Company and
        Joseph Czyzyk(16)

10.14 Non-Qualified Stock Option Agreement dated August 24, 1995, by and between S.K. Acquisition and Mercury Air Group, Inc.(12)

10.15 Non-Qualified Stock Option Agreement dated March 21, 1996, by and between Frederick H. Kopko and Mercury Air Group, Inc.(12)

10.16   Credit Agreement by and among Sanwa Bank California, Mellon Bank, N.A.,
        The First National Bank of Boston and Mercury Air Group, Inc. dated
        March 14, 1997.(14)

10.17 First Amendment to Credit Agreement and Related Loan Documents dated as of November 1997, by and among Sanwa Bank California, Mellon Bank, N.A.,
        BankBoston, N.A. and Mercury Air Group, Inc.(16)

10.18 First Amendment of 1998 to Credit Agreement and Other Loan Documents dated as of April 1, 1998, by and among Sanwa Bank California, Mellon
        Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc.(3)

10.19 Second Amendment of 1998 to Credit Agreement and Other Loan Documents dated as of April 1998, by and between Sanwa Bank California, Mellon
        Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc.(16)

10.20 Third Amendment of 1998 to Credit Agreement and Other Loan Documents dated as of August 31, 1998, by and between Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc.(16)

10.21   Loan Agreement between California Economic Development Financing
        Authority and Mercury Air Group, Inc. relating to $19,000,000 California
        Economic Development Financing Authority Variable Rate Demand Airport
        Facilities Revenue Bonds, Series 1998 (Mercury Air Group, Inc. Project) dated as of April 1, 1998.(3)

10.22   Reimbursement Agreement dated as of April 1, 1998, by and among Sanwa
        Bank California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air
        Group, Inc.(3)

10.23   First Amendment to Reimbursement Agreement and Other L/C Documents as of
        August 31, 1998, by and between Sanwa Bank California, Mellon Bank,
        N.A., BankBoston, N.A. and Mercury Air Group, Inc.(16)

10.24 Fourth Amendment of 1998 to Credit Agreement and Other Loan Documents by and between Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A.
        and Mercury Air Group, Inc. dated September 15, 1998.(17)

10.25 Second Amendment to Reimbursement Agreement and Other L/C Documents by and between Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A.
        and Mercury Air Group, Inc. dated September 15, 1998.(17)

10.26   Company's 1998 Long-Term Incentive Plan(18)

10.27   Company's 1998 Directors Stock Option Plan(18)

10.28   Amendment to Employment Agreement by and between Mercury Air Group, Inc.
        and Joseph A. Czyzyk dated October 15, 1998.(19)

10.29   Amendment No. 2 to Employment Agreement by and between Mercury Air
        Group, Inc. and Joseph A. Czyzyk dated April 12, 1999.(19)

10.30 First Amendment of 1999 to Credit Agreement and Other Loan Documents dated as of December 31, 1998 by and between Sanwa Bank California, Mellon Bank, N.A. and BankBoston, N.A. and Mercury Air Group, Inc.(19)

10.31 Third Amendment to Reimbursement Agreement and Other L/C Documents dated as of December 31, 1998 by and between Sanwa Bank California, Mellon
        Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc.(19)

10.32 Revolving Credit and Term Loan Agreement dated as of March 2, 1999 by and among Mercury Air Group, Inc., The Banks listed on Schedule 1 thereto, and BankBoston, N.A., as Agent.(19)

10.33   Securities Purchase Agreement dated September 10, 1999 by and among
        Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.

22.1    Subsidiaries of Registrant

23.1 Consent of Deloitte & Touche, LLP with respect to incorporation if their report on the audited financial statements contained in this Annual
        Report on Form 10-K in the Company's Registration Statement on Form S-8
        (Registration Statement No. 33-69414)

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

(19) All such documents were previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

 (b) Reports on Form 8-K:
        None