Form 10-Q
period 1999-09-30
MERCURY AIR GROUP INC
filed 1999-11-12
CIK 52532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from __________ to __________

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

                             YES   X    No
                                 -----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                              Number of Shares Outstanding
               Title                             As of November 1, 1999
               -----                             ----------------------

    Common Stock, $.01 Par Value                       6,684,765

                         PART 1 - FINANCIAL INFORMATION

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                 ASSETS                                            SEPTEMBER 30,         JUNE 30,
                                                                                       1999                1999
                                                                                   -------------       -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                        $  4,912,000        $  4,797,000
  Trade accounts receivable, net of allowance for doubtful accounts
  of $2,188,000 at 9/30/99 and  $1,953,000 at 6/30/99                                53,300,000          50,134,000
  Notes receivable - current portion                                                    555,000             555,000
  Inventories, principally aviation fuel                                              2,274,000           1,892,000
  Prepaid expenses and other current assets                                           2,434,000           2,603,000
                                                                                   ------------        ------------
    Total current assets                                                             63,475,000          59,981,000

CASH-RESTRICTED                                                                         579,000             785,000
PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated
  depreciation and amort. of $37,932,000 (9/30/99); $35,787,000 (6/30/99)            55,931,000          56,110,000
NOTES RECEIVABLE                                                                        364,000             454,000
OTHER ASSETS (Note 3)                                                                10,629,000           9,972,000
                                                                                   ------------        ------------
                                                                                   $130,978,000        $127,302,000
                                                                                   ============        ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                 $ 26,568,000        $ 21,312,000
  Accrued expenses and other current liabilities                                      4,833,000           6,241,000
  Income taxes payable                                                                  197,000
  Current portion of long-term debt                                                   6,001,000           6,806,000
                                                                                   ------------        ------------
    Total current liabilities                                                        37,599,000          34,359,000

LONG-TERM DEBT                                                                       39,166,000          44,285,000
DEFERRED INCOME TAXES                                                                   223,000             223,000
SENIOR SUBORDINATED NOTE (Note 3)                                                    24,000,000
CONVERTIBLE SUBORDINATED DEBENTURES (Note 3)                                                             19,852,000

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY (Note 5):
     Preferred Stock - $.01 par value;  authorized 3,000,000 shares;
       no shares outstanding
    Common Stock - $.01 par value; authorized 18,000,000 shares; outstanding
      6,684,765 shares 9/30/99;
      outstanding 6,641,175 shares 6/30/99                                               67,000              66,000
    Additional paid-in capital                                                       20,191,000          19,873,000
    Retained earnings                                                                10,632,000           9,543,000
    Accumulated other comprehensive income                                             (238,000)           (237,000)
    Notes receivable from sale of stock                                                (662,000)           (662,000)
                                                                                   ------------        ------------
         Total stockholders' equity                                                  29,990,000          28,583,000
                                                                                   ------------        ------------
                                                                                   $130,978,000        $127,302,000
                                                                                   ============        ============



        See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                       -----------------------------
                                                          1999              1998
                                                       -----------------------------
Sales and Revenues:
  Sales                                                $53,040,000       $34,835,000
  Service revenues                                      21,600,000        17,765,000
                                                       -----------------------------
                                                        74,640,000        52,600,000
Costs and Expenses:
  Cost of sales                                         45,747,000        27,929,000
  Operating expenses                                    19,746,000        17,015,000
                                                       -----------------------------
                                                        65,493,000        44,944,000
                                                       -----------------------------
       Gross Margin (Excluding depreciation
            and amortization)                            9,147,000         7,656,000
                                                       -----------------------------

Expenses (Income):
  Selling, general and administrative                    1,845,000         1,742,000
  Provision for bad debts                                  359,000           451,000
  Depreciation and amortization                          2,358,000         1,831,000
  Interest expense                                       1,251,000           984,000
  Interest income                                          (55,000)          (66,000)
                                                       -----------------------------
                                                         5,758,000         4,942,000
                                                       -----------------------------

  Income Before Provision for Income Taxes               3,389,000         2,714,000
  Provision  for Income Taxes                            1,322,000         1,055,000
                                                       -----------------------------

Net Income Before Extraordinary Item                     2,067,000         1,659,000
                                                       -----------------------------

Extraordinary Item (Note 3) (Less applicable
  income taxes of $625,000 (9/99); $98,000 (9/98)         (978,000)         (153,000)
                                                       -----------------------------

Net Income                                             $ 1,089,000       $ 1,506,000
                                                       =============================

Net Income (Loss) Per Common Share (Note 4):

   Basic:
      Before extraordinary item                        $      0.31       $      0.24
      Extraordinary item                                     (0.15)            (0.02)
                                                       -----------------------------
      Net income                                       $      0.16       $      0.22
                                                       =============================

   Diluted:
      Before extraordinary item                        $      0.25       $      0.18
      Extraordinary item                                     (0.11)            (0.01)
                                                       -----------------------------
      Net income                                       $      0.14       $      0.17
                                                       =============================



          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                                               -------------------------------
                                                                                    1999              1998
                                                                                ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $  1,089,000       $ 1,506,000
  Non-cash component of extraordinary charge                                         823,000           165,000

  Adjustments to derive cash flows from operating activities:
      Depreciation and amortization                                                2,358,000         1,831,000
      Provision for bad debts                                                        359,000           451,000
      Amortization of officers' loans                                                 10,000            10,000
  Changes in operating assets and liabilities:
      Trade and other accounts receivable                                         (3,525,000)       (2,801,000)
      Inventories                                                                   (382,000)           (2,000)
      Prepaid expenses and other current assets                                      169,000            35,000
      Accounts payable                                                             5,256,000           312,000
      Income taxes payable                                                           197,000          (443,000)
      Accrued expenses and other current liabilities                              (1,408,000)       (1,753,000)
                                                                                ------------       -----------
          Net cash provided by (used in) operating activities                      4,946,000          (689,000)
                                                                                ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Restricted cash-tax exempt bond                                                    206,000         3,856,000
  Decrease (increase) in notes receivable                                             90,000        (1,025,000)
  Increase to other assets                                                        (1,679,000)         (165,000)
  Acquisition of businesses, net of cash acquired                                                   (2,500,000)
  Additions to property, equipment and leaseholds                                 (1,990,000)       (3,880,000)
                                                                                ------------       -----------
          Net cash used in investing activities                                   (3,373,000)       (3,714,000)
                                                                                ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                                       6,150,000
  Reduction of long-term debt                                                     (5,924,000)         (781,000)
  Reduction of convertible subordinated debentures                               (19,534,000)       (3,250,000)
  Proceeds from senior subordinated note                                          24,000,000
  Repurchase of common stock                                                                        (4,355,000)
                                                                                ------------       -----------
          Net cash used in financing activities                                   (1,458,000)       (2,236,000)
                                                                                ------------       -----------


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                   115,000        (6,639,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     4,797,000         7,836,000
                                                                                ------------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  4,912,000       $ 1,197,000
                                                                                ============       ===========

CASH PAID DURING THE YEAR:
  Interest                                                                      $  2,089,000       $ 1,570,000
  Income taxes                                                                  $    266,000       $ 1,498,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of 124,224 shares of common stock for the acquisition of assets                         $ 1,000,000
      of Weather Data
  Conversion of 318 debentures into 43,590 shares of common stock
    (Note 5)                                                                    $    318,000



          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION:

                  The accompanying unaudited financial statements reflect all adjustments (consisting of normal, recurring accruals only) which are necessary to fairly present the results for the interim periods. Such financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1999 and the notes thereto. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of results for the full year.


NOTE 2 - INCOME TAXES:

                  Income taxes have been computed based on the estimated annual effective income tax rate for the respective years.


NOTE 3 -  SENIOR SUBORDINATED NOTE/EXTRAORDINARY ITEM:

                   On September 10, 1999, the Company issued, in a private placement, $24,000,000 Senior Subordinated 12% Notes ("the Note") due 2006 with detachable warrants to acquire 503,126 shares of the Company's common stock exercisable at $6.50 per share for seven years. Proceeds of the Note were used to redeem the Company's 7 3/4% convertible subordinated debentures due February 1, 2006 at 104% of the principal amount plus accrued interest and pay expenses of the transaction as follows:

       Principal balance of Debentures redeemed                     $19,509,000
       Redemption premium of 4%                                         780,000
       Accrued Interest                                                 164,000
       Placement fees, legal fees and other expenses of
       transaction capitalized as other assets                        1,750,000
       Cash received                                                  1,797,000
                                                                    -----------
       Proceeds                                                     $24,000,000
                                                                    ===========

         As a result of this transaction the company posted an extraordinary charge of $978,000 in the current period net of a $625,000 tax benefit. The extraordinary charge includes the redemption premium of $780,000 plus write off of capitalized fees of $823,000.

NOTE 4 - EARNINGS PER SHARE:

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


                                                    Three Months Ended            Three Months Ended
                                                    September 30, 1999            September 30, 1998
                                                   Diluted         Basic         Diluted        Basic
                                                   -------         -----         -------        -----
Weighted average number of common shares
  outstanding during the period                    6,651,000      6,651,000      6,835,000     6,835,000

Common stock equivalents resulting from the
  assumed exercise of stock options                  315,000             --        362,000            --

Common shares resulting from the
assumed conversion of debentures                   2,206,000             --      3,897,000            --
                                                  ----------     ----------    -----------    ----------

Weighted average number of common and
common equivalent shares outstanding
during the period                                  9,172,000      6,651,000     11,094,000     6,835,000
                                                  ----------     ----------    -----------    ----------

Net income  before extraordinary item              2,067,000      2,067,000      1,659,000     1,659,000

Interest expense, net of tax, on convertible
  debentures                                         193,000             --        335,000            --
                                                  ----------     ----------    -----------    ----------

Adjusted income before extraordinary item          2,260,000      2,067,000      1,994,000     1,659,000

Extraordinary item                                  (978,000)      (978,000)      (153,000)     (153,000)
                                                  ----------     ----------    -----------    ----------

Adjusted net income                               $1,282,000     $1,089,000    $ 1,841,000    $1,506,000
                                                  ==========     ==========    ===========    ==========

Common and common share equivalents                9,172,000      6,651,000     11,094,000     6,835,000

Earnings (Loss) per share:

  Before extraordinary item                       $      .25     $      .31    $       .18    $      .24
  Extraordinary item                                    (.11)          (.15)          (.01)         (.02)
                                                  ----------     ----------    -----------    ----------
  Net income                                      $      .14     $      .16    $       .17    $      .22
                                                  ==========     ==========    ===========    ==========

NOTE 5 - STOCKHOLDER EQUITY:

                   During the period ended September 30, 1999, 318,000 convertible subordinated debentures were converted at $7.29456 per share into 43,590 shares of the Company's common stock.

NOTE 6 - SUBSEQUENT EVENT:

                   On October 22, 1999, the Company acquired certain assets of Air Tulsa, Inc., an FBO located in Tulsa, Oklahoma, and commenced operations. Included in the acquisition are tangible refueling assets utilized in the FBO business, customer contracts, inventory, prepaid expenses and a sublease for the entire duration of the master lease. Total consideration was $2.4 million in cash which the Company funded under its acquisition line. The agreement includes a second closing to occur within eighteen months and will include the purchase of hangars, buildings and the master lease for a cash consideration of $3.8 million. The Company's Senior lenders have agreed to fund the second closing under the acquisition line.

         On October 5, 1999, the Company acquired the FBO operations and certain assets of Charleston Equity, Inc, a South Carolina corporation, for $700,000 cash. The assets include the FBO operations at Charleston International Airport and John's Island Executive Airport in South Carolina.


NOTE 7 - LITIGATION:

         In connection with the Chapter 7 bankruptcy filing for Western Pacific Airlines, Inc. ("WPAI") the Company received a letter, dated August 25, 1999, from the bankruptcy trustee's attorneys making a formal demand for recovery of alleged preference payments of approximately $11.4 million. This amount represents cash received for payment of fuel and sales during the 90 days prior to WPAI's initial bankruptcy filing. The Company believes this claim is without merit and the entire amount is defensible based on the transaction 1) having been a substantially contemporaneous exchange for value, 2) being made in the ordinary course of business, and 3) involving an exchange for new value. Accordingly, the Company believes no provision is required.


NOTE 8 - SEGMENT REPORTING:

         The Company operates and reports it's activities through four principal units: 1) Fuel Sales and Services, which also includes RPA, 2) Fixed Based Operations, 3) Cargo Operations, and 4) Government Contract Services.

                                                                                    Government
                                       Fuel Sales     Fixed Base       Cargo         Contract
(Dollars in Thousands)                and Services    Operations     Operations      Services        Total
QUARTER ENDED SEPTEMBER 30, 1999
Revenues                                $44,096        $15,182        $ 8,319        $ 7,043        $ 74,640
Gross Margin                              2,021          2,711          2,954          1,461           9,147
Depreciation and Amortization               219            998            913            228           2,358
Capital Expenditures                                     1,635            347              8           1,990
Segment Assets                           60,670         24,551         28,509         17,248         130,978

QUARTER ENDED SEPTEMBER 30, 1998
Revenues                                $27,702        $13,287        $ 5,680        $ 5,931        $ 52,600
Gross Margin                              1,941          3,134          1,228          1,353           7,656
Depreciation and Amortization               333            561            748            189           1,831
Capital Expenditures                        155          3,031            359            335           3,880
Segment Assets                           46,376         22,257         24,696         16,795         110,124

Gross margin is used as the measure of profit and loss for segment reporting purposes as it is viewed by key decision makers as the principal operating indicator in measuring segment profitability.


NOTE 9 - COMPREHENSIVE INCOME:

         For the periods presented, adjustments to derive comprehensive income were insignificant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of operations-comparison of the Three Months ended September 30, 1999 and September 30, 1998.

The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company's four operating units, as well as selected other financial statement data.

                                        Three Months Ended September 30,
                                        --------------------------------
                                                ($ In millions)
                                         1999                     1998
                                         ----                     ----
                                             % of Total               % of Total
                                   Amount     Revenues      Amount     Revenues
                                   ------     --------      ------     --------
Revenues:

Fuel Sales and Services(2)         $44.1        59.1%       $27.7        52.7%

FBOs(2)                             15.2        20.3         13.3        25.2

Cargo Operations                     8.3        11.1          5.7        10.8

Government Contract Services         7.0         9.5          5.9        11.3
                                   -----       -----        -----       -----

Total Revenue                      $74.6       100.0%       $52.6       100.0%
                                   =====       =====        =====       =====


                                              % of Unit              % of Unit
                                    Amount    Revenues     Amount    Revenues
                                    ------    --------     ------    --------
Gross Margin(1):

Fuel Sales and Services(2)           $2.0        4.6%       $1.9        7.0%

FBOs(2)                               2.7       17.9         3.1       23.6

Cargo Operations                      3.0       35.5         1.2       21.6

Government Contract Services          1.5       20.7         1.4       22.8
                                     ----       ----        ----       ----

Total Gross Margin                   $9.1       12.3%       $7.7       14.6%
                                     ====       ====        ====       ====


                                                  % of Total          % of Total
                                          Amount   Revenues   Amount   Revenues
                                          ------   --------   ------   --------
Selling general and administrative        $ 1.8       2.5%     $1.7      3.3%

Provision for bad debts                      .4        .5        .5       .9

Depreciation and amortization               2.4       3.2       1.8      3.5

Interest expense and other                  1.2       1.6        .9      1.7
                                          -----      ----      ----      ---

Income before income taxes                  3.4       4.5       2.7      5.2

Provision  for income taxes                 1.3       1.8       1.1      2.0
                                          -----      ----      ----      ---

Net Income before extraordinary item        2.1       2.8       1.7      3.2
                                          -----      ----      ----      ---

Extraordinary item                         (1.0)     (1.3)      (.2)     (.3)
                                          -----      ----      ----      ---

Net income                                $ 1.1       1.5%     $1.5      2.9%
                                          =====       ===      ====      ===

(1) Gross margin as used here and throughout Management's Discussion excludes depreciation and amortization and selling, general and administrative expense.

(2) A number of other commercial services including the provision of certain refueling services and other services managed at LAX were reclassified into the FBO division from fuel sales and services during this period on a retroactive basis.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SEPTEMBER 30, 1998.

Revenue increased by 41.9% to $74.6 million in the current period from $52.6 million a year ago. Gross margin increased 19.5% to $9.1 million in the current period from $7.7 million a year ago.

Revenues from fuel sales and services represented 59.2% of total revenues in the current period compared to 52.7% of total revenues a year ago. Revenues from fuel sales and services increased 59.1% to $44.1 million from $27.7 million last year. The increase in revenues from fuel sales and services was due to an increase of 28% in the volume of fuel sold and an increase of 27% in the price of fuel. Gross margin from fuel sales and services was $2.0 million in the current period compared with $1.9 million last year however, as a percentage of revenue, gross margin declined to 4.6% in the current period from 7% last year due to higher fuel prices resulting in lower per gallon margin and a decline in gross margin from RPA, the Company's airline information software company. Revenues and gross margin from fuel sales and services included the activities of Mercury's contract fueling business as well as revenues from RPA. Revenues from RPA were $1.1 million in the current period compared with $1.2 million last year and gross margin was a loss of $.2 million due to higher operating expenses in the current period compared to gross margin of $.1 million last year.

Revenues from FBOs increased by 14.3% in the current period to $15.2 million from $13.3 million a year ago due to higher fuel prices and the addition of Jackson and Charleston locations in fiscal 1999. Gross margin decreased 13.5% in the current period to $2.7 million from $3.1 million last year. The decrease was attributable to an increase in the price of fuel, all of which could not be passed on to customers, fuel volume decline at LAX and higher operating expenses at Burbank since opening its new facility in February 1999.

Revenues from cargo operations in the current period increased 46.5% to $8.3 million from $5.7 million a year ago. This increase was due to an increase in Space brokerage revenue and cargo handling revenues at LAX. Gross margin from cargo operations in the current period increased 140.6% to $3.0 million from $1.2 million in the year ago period primarily due to increased space brokerage revenues, higher cargo handling revenue and elimination of losses at the Miami cargo location, Floracool, which was disposed of during fiscal 1999.

Revenues from government contract services increased 18.7% in the current period to $7.0 million from $5.9 million in the year ago period. The increase in revenues from government contract services was due primarily to the addition of the Weather Data contracts as of August 1, 1998 and increased revenues from the base housing contract in Japan. Gross margin from government contract services in the current period increased 8.0% to $1.5 million from $1.4 million last year due to higher revenues.

Selling, general and administrative expenses in the current period increased 5.9% to $1.8 million from $1.7 million in last year's period due primarily to higher compensation expense.

Depreciation and amortization expense increased 28.8% in the current period to $2.4 million from $1.8 million a year ago primarily due to the Burbank FBO expansion during fiscal 1999, acquisitions of Jackson and Charleston in fiscal 1999 and various capital expenditures.

Interest expense increased by 27.1% in the current period to $1.3 million from $1.0 million a year ago due to higher average outstanding bank borrowings .

Income tax expense approximated 39% of pre-tax income in both periods reflecting the expected effective annual tax rate.

LIQUIDITY AND CAPITAL RESOURCES:

Mercury has historically financed its operations primarily through operating cash flow, bank debt and various public and private placements of bonds and subordinated debt. Mercury's cash balance at September 30, 1999 was $4,912,000.

Net cash provided by operating activities totaled $4,946,000 for the period ended September 30, 1999. During this period, the primary sources of net cash provided by operating activities was net income plus depreciation and amortization totaling $3,447,000 and an increase in accounts payable of $5,256,000 due primarily to higher fuel costs. The primary uses of cash from operating activities in this period was an increase in trade and other accounts receivable of $3,525,000, due to higher sales and revenues, and a decrease in accrued expenses and other current liabilities of $1,408,000.

Net cash used in investing activities totaled $3,373,000 during the current period. The primary use of cash from investing activities included additions to property, equipment and leaseholds of $1,990,000 and an increase in other assets of $1,679,000.

Net cash used in financing activities totaled $1,458,000 during the current period. The primary use of cash from financing activities from July 1999 through September 1999 was the reduction in convertible subordinated debentures of $19,534,000 and reduction of long-term debt totalling $5,924,000. The primary source of cash from financing activities were proceeds from the Senior Subordinated Note totaling $24,000,000.

On September 10, 1999, the Company redeemed $19,509,000 principal balance of convertible subordinated debentures plus a redemption premium of 4% totalling $780,000. Financing of the redemption was accomplished by issuing a $24,000,000 Senior Subordinated Note due in September 2006. The Note pays interest quarterly at the per annum rate of 12%. In connection with the issuance of the Note, the Company issued warrants to purchase 503,126 shares of common stock exerciseable at $6.50.

The Company's senior secured bank credit facility consists of a $40,000,000 Revolver, a term loan with an outstanding balance of $23,000,000 at September 30, 1999 and a $15,000,000 acquisition facility which had no outstanding borrowings at September 30, 1999. At September 30, 1999, there was $2,000,000 outstanding under the Revolver.

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

Pursuant to an asset purchase agreement the Company acquired certain assets of an FBO located in Tulsa, Oklahoma for $2.4 million cash from Air Tulsa, Inc. on October 22, 1999. The company used its acquisition facility to fund the transaction. In a second step to this transaction, the company will acquire the leasehold and buildings for $3.8 million during the next eighteen months which will also be funded under the acquisition line.

The Company has begun construction of a 30,000 square foot hangar at its FBO in Bedford, Massachusetts at an estimated cost of $3.8 million. The Company expects to fund this from its acquisition line.

         YEAR 2000 ISSUE

         The Company has established a year 2000 compliance plan that is substantially complete. The compliance plan primarily involves information technology, facilities and equipment and major suppliers. To date, the Company has spent approximately $80,000 on reprogramming and software and hardware upgrades relating to year 2000 remediation. Total costs related to year 2000 compliance are estimated at $100,000.

         The Company's year 2000 compliance efforts include assessment of at risk systems and technology as well as remediation and testing of affected systems. Remediation of the Company's primary computer systems and other critical systems was completed in December 1998. The final assessment of all other technology used by the Company was essentially complete by September 1999. The remediation of these areas is expected to be completed by November 1999. The Company does not believe that year 2000 issues affecting it facilities and equipment are substantial. The Company, however, conducts most of its business on airport properties and, as such, is dependent on various third parties to complete aspects of year 2000 compliance which will ensure that airport operations are not significantly impacted or interrupted. The Company's major suppliers and third parties were surveyed for year 2000 compliance. While the Company has no reason to believe that year 2000 compliance by these third parties will not be substantially completed on time, the Company can give no assurance to that effect. With respect to major suppliers, the Company believes year 2000 compliance issues will not affect its ability to continue purchasing jet fuel in sufficient quantities, given the number of alternative sources.

          A majority of the Company's services are dependent on human resources and commodities that are not technology driven; therefore, contingencies relating to year 2000 issues will not have a large bearing on operations. While not expected, any delays or failures resulting from a year 2000 compliance problem could affect the Company's ability to bill customers timely and process vendor payments. Because of uncertainties, the actual effects of year 2000 issues on the Company may be different from its current assessment.

ITEM 3A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The Company currently utilizes no material derivative financial instruments which expose the Company to significant market risk. However, the Company's cash flow, earnings, and the fair value of its debt, may be adversely effected due to changes in interest rates with respect to its long-term debt. The table below presents principal cash flows and related weighted average interest rates of the Company's long-term debt at September 30, 1999 by expected maturity dates. Weighted average variable rates are based on rates in effect at September 30, 1999. These rates should not be considered a predictor of actual future interest rates.

                             Expected Maturity Date


                                 June-00     June-01     June-02     June-03     June-04    Thereafter     Total      Fair Value
                                ---------   ---------   ---------   ---------   ---------   ----------   ----------   ----------
Senior Subordinated Note                0           0           0           0           0   24,000,000   24,000,000   24,000,000

Average Interest Rate               12.00%      12.00%      12.00%      12.00%      12.00%       12.00%       12.00%

Fixed Rate Other Debt             301,000     326,000     310,000     326,000     199,000      249,000    1,711,000    1,711,000

Average Interest Rate                8.25%       8.30%       8.39%       8.52%       8.83%        9.14%        8.57%

Variable Rate Tax
Exempt Bonds(1)                 1,000,000   1,000,000   1,000,000   1,000,000   1,000,000   13,000,000   18,000,000   18,000,000

Average Interest Rate                3.00%       3.00%       3.00%       3.00%       3.00%        3.00%        3.00%

Variable Rate Other Debt(2)     3,859,000   4,626,000   5,126,000   5,625,000   6,220,000                25,456,000   25,456,000

Average Interest Rate                7.25%       7.25%       7.25%       7.25%       7.25%        7.25%        7.25%

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In connection with the Chapter 7 bankruptcy filing for Western Pacific Airlines, Inc. ("WPAI") the Company received a letter, dated August 25, 1999, from the bankruptcy trustee's attorneys making a formal demand for recovery of alleged preference payments of approximately $11.4 million. This amount represents cash received for payment of fuel and sales during the 90 days prior to WPAI's initial bankruptcy filing. The Company believes this claim is without merit and the entire amount is defensible based on the transaction 1) having been a substantially contemporaneous exchange for value, 2) being made in the ordinary course of business, and 3) involving an exchange for new value. Accordingly, the Company believes no provision is required.

Item 2.  Change in Securities

         None

Item 3.  Default Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  (a) Exhibit list and exhibits attached

         (b) Reports on Form 80K  (None)

6(a)
Exhibit
No.                                 Description
-------                             -----------
1.1       Underwriting Agreement for the Company's $25,000,000 7-3/4%
          Convertible Subordinated Debentures due February 1, 2006(11)

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

3.4       Bylaws of the Company(4)

3.5       Amendment to Bylaws of the Company(10)

3.6       Amendment to Bylaws of the Company adopted on December 3, 1998

4.1       Form of Indenture between Mercury Air Group, Inc. and IBJ Schroder
          Bank & Trust Company(11)

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

10.12     Stock Exchange Agreement dated as of November 15, 1994 between Joseph
          Czyzyk and the Company(9)

10.13     Employment Agreement dated November 15, 1994 between the Company and
          Joseph Czyzyk(16)

10.14 Non-Qualified Stock Option Agreement dated August 24, 1995, by and between S.K. Acquisition and Mercury Air Group, Inc.(12)

10.15 Non-Qualified Stock Option Agreement dated March 21, 1996, by and between Frederick H. Kopko and Mercury Air Group, Inc.(12)

10.16     Credit Agreement by and among Sanwa Bank California, Mellon Bank,
          N.A., The First National Bank of Boston and Mercury Air Group, Inc.
          dated March 14, 1997(14)

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

10.20 Third Amendment of 1998 to Credit Agreement and Other Loan Documents dated as of August 31, 1998, by and between Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc.(16)

10.21     Loan Agreement between California Economic Development Financing
          Authority and Mercury Air Group, Inc. relating to $19,000,000
          California Economic Development Financing Authority Variable Rate
          Demand Airport Facilities Revenue Bonds, Series 1998 (Mercury Air
          Group, Inc. Project) dated as of April 1, 1998(3)

10.22     Reimbursement Agreement dated as of April 1, 1998, by and among Sanwa
          Bank California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air
          Group, Inc.(3)

10.23 First Amendment to Reimbursement Agreement and Other L/C Documents as of August 31, 1998, by and between Sanwa Bank California, Mellon Bank,
          N.A., BankBoston, N.A. and Mercury Air Group, Inc.(16)

10.24 Fourth Amendment of 1998 to Credit Agreement and Other Loan Documents by and between Sanwa Bank California, Mellon Bank, N.A., BankBoston,
          N.A. and Mercury Air Group, Inc. dated September 15, 1998(17)

10.25 Second Amendment to Reimbursement Agreement and Other L/C Documents by and between Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A.
          and Mercury Air Group, Inc. dated September 15, 1998(17)

10.26     Company's 1998 Long-Term Incentive Plan(18)

10.27     Company's 1998 Directors Stock Option Plan(18)

10.28     Amendment to Employment Agreement by and between Mercury Air Group,
          Inc. and Joseph A. Czyzyk dated October 15, 1998(19)

10.29     Amendment No. 2 to Employment Agreement by and between Mercury Air
          Group, Inc. and Joseph A. Czyzyk dated April 12, 1999(19)

10.30 First Amendment of 1999 to Credit Agreement and Other Loan Documents dated as of December 31, 1998 by and between Sanwa Bank California, Mellon Bank, N.A. and BankBoston, N.A. and Mercury Air Group, Inc.(19)

10.31 Third Amendment to Reimbursement Agreement and Other L/C Documents dated as of December 31, 1998 by and between Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc.(19)

10.32 Revolving Credit and Term Loan Agreement dated as of March 2, 1999 by and among Mercury Air Group, Inc., The Banks listed on Schedule 1 thereto, and BankBoston, N.A., as Agent(19)

10.33     Securities Purchase Agreement dated September 10, 1999 by and among
          Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(20)

--------------------------------

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

(20) All such documents were previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1999 and is incorporated herein by reference.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Mercury Air Group, Inc.
                                    Registrant


                                    /s/ JOSEPH CZYZYK
                                    -------------------------------------------
                                    Joseph Czyzyk
                                    Chief Executive Officer


                                    /s/ RANDY AJER
                                    -------------------------------------------
                                    Randy Ajer
                                    Principal Financial and Accounting Officer




Date: November 09, 1999