Form 10-Q
period 1999-12-31
MERCURY AIR GROUP INC
filed 2000-02-11
CIK 52532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1999.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
Act of 1934 For the Transition period from           to

Commission File No. 1-7134

                             MERCURY AIR GROUP, INC.

             (Exact name of registrant as specified in its charter)

                  New York                          11-1800515
                  --------                          ----------
        (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)        Identification Number)


       5456 McConnell Avenue, Los Angeles, CA                90066
       --------------------------------------               ------
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

                                                     YES [X]  No[ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                             Number of Shares Outstanding
            Title                              As  of  February 9, 2000
            -----                              ------------------------
    Common Stock, $.01 Par Value                       6,472,955

                    MERCURY AIR GROUP, INC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


       ASSETS                                                                          DECEMBER 31,          JUNE 30,
                                                                                           1999                1999
                                                                                      -------------       -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                           $   2,225,000       $   4,797,000
  Trade accounts receivable, net of allowance for doubtful accounts
      of $1,627,000 at 12/31/99 and $1,953,000 at 6/30/99                                60,162,000          50,134,000
  Notes receivable - current portion                                                        555,000             555,000
  Inventories, principally aviation fuel                                                  2,812,000           1,892,000
  Prepaid expenses and other current assets                                               2,597,000           2,603,000
                                                                                      -------------       -------------
    Total current assets                                                                 68,351,000          59,981,000

CASH-RESTRICTED                                                                                  --             785,000
PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated
  depreciation and amortization of $39,657,000 (12/31/99); $35,787,000 (6/30/99)         58,809,000          56,110,000
NOTES RECEIVABLE                                                                            323,000             454,000
OTHER ASSETS (Note 8)                                                                    11,006,000           9,972,000
                                                                                      -------------       -------------
                                                                                      $ 138,489,000       $ 127,302,000
                                                                                      =============       =============

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                    $  31,873,000       $  21,312,000
  Accrued expenses and other current liabilities                                          4,656,000           6,241,000
  Current portion of long-term debt                                                       6,391,000           6,806,000
                                                                                      -------------       -------------
    Total current liabilities                                                            42,920,000          34,359,000

LONG-TERM DEBT                                                                           41,266,000          44,285,000
DEFERRED INCOME TAXES                                                                       223,000             223,000
SENIOR SUBORDINATED NOTE (Note 8)                                                        24,000,000
CONVERTIBLE SUBORDINATED DEBENTURES  (Note 8)                                                                19,852,000

COMMITMENTS AND CONTINGENCIES  (Note 7)
STOCKHOLDERS' EQUITY (Notes 4):
     Preferred Stock - $.01 par value;  authorized 3,000,000 shares;
       no shares outstanding
    Common Stock - $ .01 par value; authorized 18,000,000 shares;
      outstanding 6,520,755 shares 12/31/99;
      outstanding 6,641,175 shares 6/30/99                                                   65,000              66,000
    Additional paid-in capital                                                           19,627,000          19,873,000
    Retained earnings                                                                    11,234,000           9,543,000
    Cumulative  translation adjustment                                                     (238,000)           (237,000)
    Notes receivable from sale of stock                                                    (608,000)           (662,000)
                                                                                      -------------       -------------
         Total stockholders' equity                                                      30,080,000          28,583,000
                                                                                      -------------       -------------
                                                                                      $ 138,489,000       $ 127,302,000
                                                                                      =============       =============

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                SIX MONTHS ENDED                       THREE MONTHS ENDED
                                                                   DECEMBER 31,                            DECEMBER 31,
                                                        ---------------------------------       ---------------------------------

                                                             1999                1998                1999                1998
                                                        -------------       -------------       -------------       -------------
Sales and Revenues:
  Sales                                                 $ 115,286,000       $  69,506,000       $  62,246,000       $  34,671,000
  Service revenues                                         42,887,000          39,759,000          21,287,000          21,994,000
                                                        -------------       -------------       -------------       -------------
                                                          158,173,000         109,265,000          83,533,000          56,665,000
                                                        -------------       -------------       -------------       -------------
Costs and Expenses:
  Cost of sales                                           100,289,000          55,913,000          54,542,000          27,984,000
  Operating expenses                                       39,995,000          37,779,000          20,249,000          20,764,000
                                                        -------------       -------------       -------------       -------------
                                                          140,284,000          93,692,000          74,791,000          48,748,000
                                                        -------------       -------------       -------------       -------------
       Gross Margin (Excluding depreciation
            and amortization)                              17,889,000          15,573,000           8,742,000           7,917,000
                                                        -------------       -------------       -------------       -------------

Expenses (Income):
  Selling, general and administrative                       3,672,000           3,356,000           1,827,000           1,614,000
  Provision for bad debts                                     928,000             902,000             569,000             451,000
  Depreciation and amortization                             4,762,000           3,691,000           2,404,000           1,860,000
  Interest expense                                          2,796,000           2,025,000           1,545,000           1,041,000
  Interest income                                            (106,000)           (115,000)            (51,000)            (49,000)
                                                        -------------       -------------       -------------       -------------
                                                           12,052,000           9,859,000           6,294,000           4,917,000
                                                        -------------       -------------       -------------       -------------

 Income Before  Provision for Income Taxes                  5,837,000           5,714,000           2,448,000           3,000,000
 Provision for Income Taxes                                 2,276,000           2,228,000             954,000           1,173,000
                                                        -------------       -------------       -------------       -------------

Net  Income Before Extraordinary Item                       3,561,000           3,486,000           1,494,000           1,827,000
                                                        -------------       -------------       -------------       -------------

Extraordinary  Item (Note 8) (Less applicable
  income taxes of $625,000; $120,000; $0: $22,000)           (979,000)           (187,000)             (1,000)            (34,000)
                                                        -------------       -------------       -------------       -------------

Net Income                                              $   2,582,000       $   3,299,000       $   1,493,000       $   1,793,000
                                                        =============       =============       =============       =============


Net Income Per Common Share  (Note 5):

   Basic:
      Before extraordinary item                         $        0.54       $        0.52       $        0.22       $        0.28
      Extraordinary item                                        (0.15)              (0.03)                                 (0.01)
                                                        =============       =============       =============       =============
      Net income                                        $        0.39       $        0.49       $        0.22       $        0.27
                                                        =============       =============       =============       =============

   Diluted:
      Before extraordinary item                         $        0.46       $        0.38       $        0.21       $        0.21
      Extraordinary item                                        (0.12)              (0.02)
                                                        =============       =============       =============       =============
      Net income                                        $        0.34       $        0.37       $        0.21       $        0.20
                                                        =============       =============       =============       =============

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                               SIX MONTHS ENDED DECEMBER 31,
                                                                              -------------------------------
                                                                                   1999               1998
                                                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $  2,582,000       $  3,299,000
  Non-cash component of extraordinary charge                                       824,000            203,000

  Adjustments to derive cash flow from operating activities:
      Bad debt expense                                                             928,000            902,000
      Depreciation and amortization                                              4,762,000          3,691,000
      Amortization of officers' loans                                               20,000             20,000
  Changes in operating assets and liabilities:
      Trade and other accounts receivable                                      (10,956,000)        (5,620,000)
      Inventories                                                                 (920,000)          (321,000)
      Prepaid expenses and other current assets                                      6,000           (778,000)
      Accounts payable                                                          10,561,000          1,068,000
      Income taxes payable                                                               0           (511,000)
      Accrued expenses and other current liabilities                            (1,585,000)           782,000
                                                                              ------------       ------------
          Net cash provided by operating activities                              6,222,000          2,735,000
                                                                              ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Reduction in restricted cash-tax exempt bond                                     785,000          5,622,000
  (Increase) Decrease in notes receivable                                          131,000           (179,000)
  Addition to other assets                                                      (1,823,000)          (405,000)
  Acquisition of businesses                                                     (3,100,000)        (4,200,000)
  Additions to property, equipment and leaseholds                               (4,417,000)        (9,104,000)
                                                                              ------------       ------------
          Net cash used in investing activities                                 (8,424,000)        (8,266,000)
                                                                              ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                   3,288,000         10,000,000
  Reduction of long-term debt                                                   (6,722,000)        (1,987,000)
  Reduction of note receivable from sale of stock                                   54,000
  Reduction of convertible subordinated debentures                             (19,534,000)        (4,025,000)
  Repurchase of common stock                                                    (1,456,000)        (4,686,000)
  Proceeds from senior subordinated note                                        24,000,000
  Proceeds from issuance of common stock                                                               15,000
                                                                              ------------       ------------
          Net cash used in financing activities                                   (370,000)          (683,000)
                                                                              ------------       ------------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                              (2,572,000)        (6,214,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   4,797,000          7,836,000
                                                                              ------------       ------------

CASH AND CASH EQUIVALENTS,  END OF PERIOD                                     $  2,225,000       $  1,622,000
                                                                              ============       ============

CASH PAID DURING THE PERIOD:
  Interest                                                                    $  3,465,000       $  2,310,000
  Income taxes                                                                $  2,000,000       $  2,619,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of 124,224 shares of common stock for acquisition                                   $  1,000,000
      of assets of Weather Data
  Conversion of 318 debentures into 43,590 shares of common stock             $    318,000
   Issuance of note payable for the acquisition of assets of Jackson FBO                         $  2,800,000

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION:

                  The accompanying unaudited financial statements reflect all adjustments (consisting of normal, recurring accruals only) which are necessary to fairly present the results for the interim periods. Such financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1999 and the notes thereto. The results of operations for the six months ended December 31, 1999 are not necessarily indicative of results for the full year.

NOTE 2 - INCOME TAXES:

                  Income taxes have been computed based on the estimated annual effective income tax rate for the respective years.

NOTE 3 -  ACQUISITIONS:

                  On October 22, 1999, the Company acquired certain assets of Air Tulsa, Inc., an FBO located in Tulsa, Oklahoma. Assets acquired included refueling equipment and tank farms utilized in the FBO business, customer contracts, inventory, prepaid expenses and a sublease. Total consideration was $2.4 million in cash which the Company funded under its acquisition line. The agreement includes a second closing to occur within eighteen months to include the purchase of hangars, buildings and the leasehold for an additional cash consideration of $3.8 million. The Company's Senior lenders have agreed to fund the amount under the acquisition line.

                  On October 5, 1999, the Company acquired certain FBO assets of Charleston Equities, Inc. for $700,000 cash. The purchase consolidated the leasehold at Charleston International Airport and includes the leasehold at John's Island Executive Airport.

NOTE 4 - STOCKHOLDINGS' EQUITY:

                  During the six month period ended December 31, 1999, the Company repurchased 186,575 shares of its common stock at a cost of approximately $1,456,000, or an average price of $7.80 per share, which was charged to: Common Stock $2,000; Additional paid in capital $563,000; and Retained Earnings $891,000.

NOTE 5- EARNINGS PER SHARE:

                    Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents. Common stock equivalents include stock options, warrants and shares resulting from the assumed conversion of subordinated debentures, when dilutive.


                                                       Six Months Ended
                                      December 31, 1999                December 31, 1998
                                    ----------------------          ----------------------
                                    Diluted          Basic          Diluted          Basic
                                    -------          -----          -------          -----
Weighted average number of
common shares outstanding
during the period                  6,652,000       6,652,000       6,708,000       6,708,000

Common stock equivalents
resulting from the assumed
exercise of stock options and
warrants                             373,000              --         365,000              --

Common  shares resulting from
the assumed conversion of
debentures                         1,126,000              --       3,643,000              --
                                ------------    ------------    ------------    ------------

Weighted average number of
common and common equivalent
shares outstanding during the
period                             8,151,000       6,652,000      10,716,000       6,708,000
                                ============    ============    ============    ============

Net income before
extraordinary item              $  3,561,000    $  3,561,000    $  3,486,000    $  3,486,000

Interest expense, net of tax,
on convertible debenture             179,000              --         632,000              --
                                ------------    ------------    ------------    ------------

Adjusted  income before
extraordinary item              $  3,740,000    $  3,561,000    $  4,118,000    $  3,486,000
                                ------------    ------------    ------------    ------------
Extraordinary item                  (979,000)       (979,000)       (187,000)       (187,000)
                                ------------    ------------    ------------    ------------
Adjusted income                 $  2,761,000    $  2,582,000    $  3,931,000    $  3,299,000
                                ------------    ------------    ------------    ------------

Common and  common share
equivalents                        8,151,000       6,652.000      10,716,000       6.708.000
                                ============    ============    ============    ============

Earnings per share:

Before Extraordinary Item       $        .46    $        .54    $        .38    $        .52

Extraordinary Item                      (.12)           (.15)           (.02)           (.03)
                                ------------    ------------    ------------    ------------

Net Income                      $        .34    $        .39    $        .37    $        .49
                                ============    ============    ============    ============


                                                     Three Months Ended
                                     December 31, 1999               December 31, 1998
                                   ----------------------         -----------------------
                                   Diluted         Basic          Diluted           Basic
                                   -------         -----          -------           -----
Weighted average number of
common shares outstanding
during the period                 6,653,000       6,653,000       6,582,000       6,582,000

Common stock equivalents
resulting from the assumed
exercise of stock options and
warrants                            428,000              --         365,000              --

Common  shares resulting from
the assumed conversion of
debentures                           62,000              --       3,390,000              --
                               ------------    ------------    ------------    ------------

Weighted average number of
common and common equivalent
shares outstanding during the
period                            7,143,000       6,653,000      10,337,000       6,582,000
                               ============    ============    ============    ============

Net income before
extraordinary item             $  1,494,000    $  1,494,000    $  1,827,000    $  1,827,000

Interest expense, net of tax,
on convertible debenture              7,000              --         294,000              --
                               ------------    ------------    ------------    ------------

Adjusted  income before
extraordinary item             $  1,501,000    $  1,494,000    $  2,121,000    $  1,827,000
                               ------------    ------------    ------------    ------------
Extraordinary item                   (1,000)         (1,000)        (34,000)        (34,000)
                               ------------    ------------    ------------    ------------
Adjusted income                $  1,500,000    $  1,493,000    $  2,087,000    $  1,793,000
                               ------------    ------------    ------------    ------------

Common and  common share
equivalents                       7,143,000       6,653,000      10,337,000       6,582,000
                               ============    ============    ============    ============

Earnings per share:

Before Extraordinary Item      $        .21    $        .22    $        .21    $        .28

Extraordinary Item                       --              --              --            (.01)
                               ------------    ------------    ------------    ------------

Net Income                     $        .21    $        .22    $        .20    $        .27
                               ============    ============    ============    ============

NOTE 6 -  COMPREHENSIVE INCOME:

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


NOTE 7- LITIGATION:

                  In connection with the Chapter 7 bankruptcy filing for Western Pacific Airlines, Inc. ("WPAI") the Company received a letter, dated August 25, 1999, from the bankruptcy trustee's attorneys making a formal demand for recovery of alleged preference payments of approximately $11.4 million. This amount represents cash received for payment of fuel and sales during the 90 days prior to WPAI's initial bankruptcy filing. The Company believes this claim is without merit and the entire amount is defensible based on the transaction 1) having been a substantially contemporaneous exchange for value, 2) being made in the ordinary course of business, and 3) involving an exchange for new value. Accordingly, the Company believes it will ultimately prevail and that no provision is required.

                  In October, 1999, Mr. Rene Perez, formerly the president of RPA, notified the Company of certain alleged violations of his employment contract dated February 28, 1998 between the Company, RPA and Mr. Perez asserting among other things constructive termination. The Company subsequently filed a suit seeking declaratory relief regarding the employment contract in United States District Court for the Northern California (San Francisco) in November, 1999. The Company subsequently amended, on November 30, 1999, that suit as a result of its investigation seeking damages against Mr. Perez. Mr. Perez filed a lawsuit, which was filed in November and served in December, in the Circuit Court of the 11th Judicial Circuit in Dade County, Florida seeking damages in excess of the jurisdictional limit. At this time, the Company believes that no provision is required.

NOTE 8 -  SENIOR SUBORDINATED NOTE/EXTRAORDINARY ITEM:

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
                                                                   ===========

                  As a result of this transaction the Company recorded an extraordinary charge of $979,000 net of a $625,000 tax benefit in the first quarter of fiscal 2000. The extraordinary charge includes the redemption premium of $780,000 plus write off of related capitalized fees of $824,000.

NOTE 9 -  SEGMENT REPORTING:

                  The Company operates and reports it's activities through four principal units: 1) Fuel Sales and Services, which also includes RPA, 2) Fixed Based Operations, 3) Cargo Operations, and
 4) Government Contract Services.


                                                                                  Government
                                        Fuel Sales    Fixed Base      Cargo        Contract
(Dollars in Thousands)                 and Services   Operations    Operations     Services       Total
QUARTER ENDED DECEMBER 31, 1999
Revenues                                $ 50,925      $ 17,692      $  9,031      $  5,885      $ 83,533
Gross Margin                               1,452         2,737         3,356         1,197         8,742
Depreciation and Amortization                272         1,112           812           208         2,404
Capital Expenditures                          63         2,161           163            40         2,427
Segment Assets                            61,482        27,517        31,542        17,948       138,489

QUARTER ENDED DECEMBER 31, 1998
Revenues                                $ 29,400      $ 13,310      $  7,743      $  6,212      $ 56,665
Gross Margin                               2,365         2,927         1,397         1,228         7,917
Depreciation and Amortization                290           589           769           212         1,860
Capital Expenditures                       1,087         3,564           505            68         5,224
Segment Assets                            53,673        23,420        25,181        16,722       118,996


SIX MONTHS ENDED DECEMBER 31, 1999
Revenues                                $ 95,021      $ 32,874      $ 17,350      $ 12,928      $158,173
Gross Margin                               3,473         5,448         6,310         2,658        17,889
Depreciation and Amortization                491         2,110         1,725           436         4,762
Capital Expenditures                          63         3,796           510            48         4,417
Segment Assets                            61,482        27,517        31,542        17,948       138,489

SIX MONTHS ENDED DECEMBER 31, 1998
Revenues                                $ 57,102      $ 26,597      $ 13,423      $ 12,143      $109,265
Gross Margin                               4,306         6,061         2,625         2,581        15,573
Depreciation and Amortization                623         1,150         1,517           401         3,691
Capital Expenditures                       1,242         6,595           864           403         9,104
Segment Assets                            53,673        23,420        25,181        16,722       118,996


       Gross margin is used as the measure of profit and loss for segment reporting purposes as it is viewed by key decision makers as the principal operating indicator in measuring segment profitability

ITEM 2.

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS- COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998 AND COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998.

The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company's four operating units, as well as selected other financial statement date.

                                         Six Months Ended December 31,                Three Months Ended December 31,
                                         -----------------------------                -------------------------------
      ($ in millions)                    1999                    1998                   1999                   1998
                                  Amount     % of Total   Amount     % of Total   Amount    % of Total   Amount    % of Total
                                              Revenues                Revenues               Revenues               Revenues
Revenues:
Fuel sales and services           $ 95.0        60.0%     $ 57.1        52.3%     $ 50.9       61.0%     $ 29.4       51.9%
FBOs                                32.9        20.8%       26.6        24.3%       17.7       21.2%       13.3       23.5%
Cargo operations                    17.4        11.0%       13.4        12.3%        9.0       10.8%        7.7       13.6%
Government contract services        12.9         8.2%       12.1        11.1%        5.9        7.0%        6.2       11.0%
                                  ------      ------      ------      ------      ------     ------      ------     ------
Total Revenue                     $158.2       100.0%     $109.3       100.0%     $ 83.5      100.0%     $ 56.6      100.0%
                                  ======      ======      ======      ======      ======     ======      ======     ======

                                  Amount     % of Unit    Amount     % of Unit    Amount    % of Unit    Amount    % of Unit
                                              Revenues                Revenues               Revenues               Revenues
Gross Margin (1):
Fuel sales and services           $  3.5         3.7%     $  4.3         7.5%     $  1.5        2.8%     $  2.4        8.0%
FBOs                                 5.4        16.6%        6.1        22.8%        2.7       15.5%        2.9       22.0%
Cargo operations                     6.3        36.4%        2.6        19.6%        3.4       37.2%        1.4       18.0%
Government contract services         2.7        20.6%        2.6        21.3%        1.2       20.3%        1.2       19.8%
                                  ------      ------      ------      ------      ------     ------      ------     ------
Total Gross Margin                $ 17.9        11.3%     $ 15.6        14.3%     $  8.8       10.5%     $  7.9       14.0%
                                  ======      ======      ======      ======      ======     ======      ======     ======

                                  Amount     % of Total   Amount     % of Total   Amount    % of Total   Amount    % of Total
                                              Revenues                Revenues               Revenues               Revenues
Selling, General and
Administrative                    $  3.7         2.3%     $  3.4         3.1%     $  1.8        2.2%     $  1.6        2.8%

Provision for bad debts              0.9         0.6%         .9         0.8%        0.6        0.7%        0.5        0.8%

Depreciation and amortization        4.8         3.0%        3.7         3.4%        2.4        2.9%        1.9        3.3%

Interest expense and other           2.7         1.7%        1.9         1.7%        1.5        1.8%        0.9        1.8%
                                  ------      ------      ------      ------      ------     ------      ------     ------

Income before income taxes           5.8         3.7%        5.7         5.2%        2.5        2.9%        3.0        5.3%

Provision for income taxes           2.3         1.4%        2.2         2.0%        1.0        1.2%        1.2        2.1%
                                  ------      ------      ------      ------      ------     ------      ------     ------

Net income before
extraordinary item                $  3.6         2.3%     $  3.5         3.2%     $  1.5        1.8%     $  1.8        3.2%
                                                                                  ------     ------      ------     ------

Extraordinary item                  (1.0)       (0.6)%       (.2)       (0.2)%        --         --          --         --
                                  ------      ------      ------      ------      ------     ------      ------     ------

Net income                        $  2.6         1.6%     $  3.3         3.0%     $  1.5        1.8%     $  1.8        3.2%
                                  ======      ======      ======      ======      ======     ======      ======     ======

  (1) Gross margin as used here and throughout Management's Discussion excludes depreciation and amortization and selling, general and administrative expense.

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998.

Revenue increased by 47.4% to $83.5 million in the current period from $56.7 million a year ago due to an increase in both the price of fuel and volume of fuel sold. Gross margin increased 10.4% to $8.7 million in the current period from $7.9 million a year ago due to an increase in gross margins from the cargo operations.

Revenues from fuel sales and services represented 61.0% of total revenues in the current period compared to 51.9% of total revenues a year ago. Revenues from fuel sales and services increased 73.2% to $50.9 million from $29.4 million last year. The increase in revenues from fuel sales and services was due to an increase of 31.5% in the volume of fuel sold and an increase of 41.5% in the price of fuel. Gross margin from fuel sales and service decreased by 38.6% to $1.5 million in the current period from $2.4 million last year due to a loss of $626,000 from RPA in the current period compared with gross margin of $522,000 a year ago. Revenues and operating income from fuel sales and services include the activities of Mercury's contract fueling business as well as revenues from RPA, its airline information software company. Revenue from RPA was $818,000 in the current period compared with $2.5 million a year ago. In January 2000, the Company appointed a new Chief Executive Officer of RPA.

Revenues from FBOs increased by 32.9% in the current period to $17.7 million from $13.3 million a year ago due to the addition of Tulsa, Charleston and John's Island locations and higher fuel prices in the period. Gross margin decreased 6.5% in the current period to $2.7 million from $2.9 million last year. The decrease was attributable to an increase in the price of fuel, all of which was not passed on to customers, and higher operating expenses at Burbank since opening its new facility in February 1999.

Revenues from cargo operations in the current period increased 16.6% to $9.0 million from $7.7 million a year ago. This increase was due to an increase in space brokerage and cargo handling revenues. Gross margin from cargo operations in the current period increased 140.2% to $3.4 million from $1.4 million in the year ago period primarily due to increased space brokerage, higher cargo handling revenues and elimination of losses at the Miami cargo location, which was sold in fiscal 1999.

Revenues from government contract services decreased 5.3% in the current period to $5.9 million from $6.2 million in the year ago period. The decrease in revenues from government contract services was due primarily to a reduction in the number of Weather Data contracts. Gross margin from government contract services was approximately $1.2 million in each period.

Selling, general and administrative expenses in the current period increased 13.2% to $1.8 million from $1.6 million in last year's period due primarily to higher compensation expense and professional fees.

Provision for bad debts increased 26.2% in the current period to $569,000 from $451,000 in the year ago period due to higher sales in the current period and greater exposure due to significantly higher fuel prices.

Depreciation and amortization expense increased 29.2% in the current period to $2.4 million from $ 1.9 million a year ago primarily due to the Burbank FBO expansion during fiscal 1999, acquisitions of Jackson and Charleston FBO's in fiscal 1999, acquisition of Tulsa FBO in October 1999 and various capital expenditures.

Interest expense increased 48.4% in the current period to $1.5 million from $1.0 million a year ago due to higher interest rates and higher average outstanding borrowings.

Income tax expense approximated 39.0% of pre-tax income in each period reflecting the expected effective annual income tax rate.

In last year's three month period, extraordinary item of $34,000 consists of a charge of $56,000 related to the cost of repurchasing convertible subordinated debentures in excess of par value and related bond issuance costs, net of a tax benefit of $22,000.

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998.

Revenues increased 44.8% to $158.2 million in the current period from $109.3 million a year ago. Gross margin increased 14.9% to $17.9 million in the current period from $15.6 million a year ago due to an increase in gross margin from cargo operations and were partially offset by lower gross margins from fuel sales and services and FBO's.

Revenues from fuel sales and services represented 60.0% of total revenues in the current period compared to 52.3% of total revenue a year ago. Revenues from fuel sales and services increased 66.4% to $95.0 million from $57.1 million last year. The increase in revenues from fuel sales and services was due to an increase of 58% in the price of fuel and an increase of 10.5% in the volume of fuel sold. Gross margin from fuel sales and services decreased 19.3% in the current period to $3.5 million from $4.3 million a year ago. The decrease in gross margin from fuel sales and services was due to a loss from RPA of $0.9 million in the current period compared to gross margin of $0.6 million last year, due to lower revenues. Revenue from RPA was $1.9 million in the current six month period compared to $3.7 million last year.

Revenue from FBOs increased 23.6% in the current period to $32.9 million from $26.6 million a year ago due to higher fuel prices and the addition of Jackson and Charleston in fiscal 1999 and Tulsa in October 1999. Gross margin decreased 10.1% to $5.4 million from $6.1 million in the year ago period due primarily to an increase in the price of fuel , all of which was not passed on to customers, resulting in lower per gallon margins.

Revenues from cargo operations in the current period increased 29.3% to $17.4 million from $13.4 million a year ago. The increase was primarily due to an increase in space brokerage and cargo handling revenues. Gross margin from cargo operations in the current period increased 140.4% to $6.3 million from $2.6 million in the year ago period primarily due to increased space brokerage, higher cargo handling revenues and elimination of losses in its Miami cargo handling operation which was sold in fiscal 1999.

Revenues from government contract services in the current period increased 6.5% to $12.9 million from $12.1 million in the year ago period. The increase in revenues from government contract services in the current period compared to last year was primarily due to the addition of the Weather Data contracts as of August 1, 1998. Gross margin from government contract services in the current period increased 3.0% to $2.7 million from $2.6 million last year due to higher revenues.

Selling general and administrative expenses in the current period increased 9.4% to $3.7 million from $3.4 million in the year ago period. The increase was primarily due to higher compensation expense and higher professional fees.

Depreciation and amortization expense in the current period increased 29.0% to $4.8 million from $3.7 million a year ago. The increase in the current period is primarily related to the Burbank FBO expansion during fiscal 1999, acquisitions of Jackson and Charleston FBO's in fiscal 1999, acquisition of Tulsa FBO in October 1999 and various capital expenditures.

Interest expense increased 38.1% in the current six months to $2.8 million from $2.0 million a year ago due to higher interest rates and higher average outstanding borrowings.

Income tax expense approximated 39.0% of pretax income in both periods reflecting the expected effective annual tax rate.

Extraordinary item of $979,000 in the current six months consisted of charges associated with the redemption of the company's 7 3/4% convertible subordinated debentures in September 1999. The charge includes a $780,000 redemption premium plus write off of capitalized fees of $824,000, less a tax benefit of $625,000.

In last years six month period, extraordinary item of $187,000 consists of a charge of $307,000 related to the cost of repurchasing convertible subordinated debentures in excess of par value and related bond issuance costs, net of a tax benefit of $120,000.

LIQUIDITY AND CAPITAL RESOURCES:

Mercury has historically financed its operations primarily through operating cash flow, bank debt and various public and private placements of bonds and subordinated debt. Mercury's cash balance at December 31, 1999 totaled $2,225,000.

Net cash provided by operating activities totaled $6,222,000 during the six month period ended December 31, 1999. During this period, the primary sources of net cash provided by operating activities was net income and depreciation and amortization totalling $7,344,000 and increase in accounts payable of $10,561,000. The primary use of cash from operating activities was an increase in accounts receivable of $10,956,000. Accounts receivable at December 31, 1999 increased to $60,162,000 from $50,134,000 at June 30, 1999 due to significantly higher sales in the current six month period. Days sales outstanding were approximately 65 at December 31, 1999 versus approximately 74 at June 30, 1999.

Net cash used in investing activities was $8,424,000 during the current six month period. The primary use of cash from investing activities included additions to property, equipment and leaseholds of $4,417,000, acquisition of businesses of $3,100,000 and addition to other assets of $1,823,000.

Net cash used in financing activities totaled $370,000 during the current six month period. The primary use of cash from financing activities in the current six month period was the reduction in convertible subordinated debentures of $19,534,000, reduction of long term debt totaling $6,722,000 and repurchase of common stock totalling $1,456,000. The primary source of cash from financing activities was proceeds from senior subordinated note of $24,000,000 and proceeds from long-term debt of $3,288,000.

The Company's Senior secured bank credit facility consists of a $40,000,000 Revolver, a term loan with an outstanding balance of $22,000,000 at December 31, 1999 and a $15,000,000 acquisition facility with an outstanding balance of $2,898,000 at December 31, 1999. At December 31, 1999, there was $3,000,000 outstanding under the Revolver and $19.0 million in letters of credit issued. Principal installments are due quarterly on the term loan over a five year period maturing in March 2004. Balances owed under the Revolver and acquisition facility are due in March 2004.

On September 10, 1999, the Company redeemed $19,509,000 principal balance of convertible subordinated debentures plus a redemption premium of 4% totalling $780,000. Financing of the redemption was accomplished by issuing a $24,000,000 Senior Subordinate Note due in September 2006. The Note pays interest quarterly at the per annum rate of 12%. In connection with the issuance of the Note, the Company issued warrants to purchase 503,126 shares of common stock exerciseable at $6.50 per share.

Absent a major prolonged surge in oil prices or a capital intensive acquisition, the Company believes its operating cash flow, revolver, vendor credit and cash balance will provide it with sufficient liquidity during the next twelve months. In the event that fuel prices increase significantly for an extended period of time, the Company's liquidity could be adversely affected unless the Company is able to increase vendor credit or increase lending limits under its revolving credit facility. The Company believes, however, its revolver and vendor credit should provide it with sufficient liquidity in the event of a major temporary surge in oil prices. Since June 1999, fuel prices rose approximately 30% through December 31, 1999 and have subsequently risen higher. Significantly higher fuel prices for an extended period of time have a negative impact on the aviation industry as it increases the airlines operating expenses. Smaller, less well capitalized airlines may be more seriously impacted. As a result, Mercury has increased its charge to bad debt expense in this quarter to $569,000 from $359,000 in the September 1999 quarter. Future periods may also be impacted as the allowance for bad debt requirement may increase due to higher sales based on higher fuel prices and will depend upon actual experience. The Company has a note receivable of approximately $850,000 from a former fuel customer, Saeta, an Ecuadorian Airline. Due to political and financial crisis in Ecuador, Saeta has defaulted on its January 1, 2000 payment obligation of approximately $48,000. While they have requested another ninety days, the Company has initiated legal action and has obtained a default judgement against individual guarantors in the U.S. and is proceeding against Saeta in Ecuador. While no assurance can be given, the Company believes the note will ultimately be collected. Bad debt reserves will include an assessment of the Saeta note in future periods.

The Company has the following significant contracts or commitments for the purchase of equipment or installation of facilities. On October 22, 1999, the Company acquired certain assets of an FBO in Tulsa, Oklahoma for $2.4 million cash funded from its acquisition line. In a second step to this transaction, the Company will acquire the leasehold and buildings for $3.8 million within eighteen months of the first closing. The Company expects to fund this from its acquisition line. The Company began construction of a 30,000 square foot hangar at its Bedford Massachusetts FBO in this fiscal period at an estimated cost of $3.8 million. Approximately $450,000 has been spent to date and is being funded under the company's acquisition line.

YEAR 2000 ISSUE

During the past two years the Company established a year 2000 compliance plan which involved information technology, facilities and equipment and major suppliers.

The Company's year 2000 compliance efforts included assessment of at risk systems and technology as well as remediation and testing of affected systems. Remediation and testing of all systems and technology used by the Company was completed in November 1999. We are not aware of any adverse effects of year 2000 issues on the Company, including its systems and operations.

Additionally, the Company's major suppliers and third parties were included in a year 2000 survey which was completed in December 1999. We have no information that indicated that a significant vendor may be unable to sell to the Company; a significant customer or client may be unable to purchase from the Company, or a significant service provider may be unable to provide services to the Company, in each case because of year 2000 compliance problems.

As of December 31, 1999, the Company has incurred approximately $100,000 on reprogramming and software and hardware upgrades relating to year 2000 remediation. As of February 2, 2000, the Company has not experienced any significant disruptions due to year 2000, although we can not predict whether disruptions will be experience in the future.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings


                  In October, 1999, Mr. Rene Perez, formerly the president of RPA, notified the Company of certain alleged violations of his employment contract dated February 28, 1998 between the Company, RPA and Mr. Perez asserting among other things constructive termination. The Company subsequently filed a suit seeking declaratory relief regarding the employment contract in United States District Court for the Northern California (San Francisco) in November, 1999. The Company subsequently amended, on November 30, 1999, that suit as a result of its investigation seeking damages against Mr. Perez. Mr. Perez filed a lawsuit, which was filed in November and served in December, in the Circuit Court of the 11th Judicial Circuit in Dade County, Florida seeking damages in excess of the jurisdictional limit. At this time, the Company believes that no provision is required.

Item 2.  Change in Securities

    None

Item 3.  Default Upon Senior Securities

             None


Item 4.  Submission of Matters to a Vote of Security Holders


         On December 2, 1999, the Company held its annual meeting of Shareholders.


All of the Company's directors were re-elected at the meeting by the following votes:

Name                       For              Against  Abstain Broker Non-Vote
----                       ---              ------   -----------------------
Seymour Kahn               5,907,765        163,909      -0-
Joseph A. Czyzyk           5,907,765        163,909      -0-
Dr. Philip Fagan, Jr.      5,907,765        163,909      -0-
Frederick H. Kopko         5,907,765        163,909      -0-
William G. Langton         5,907,765        163,909      -0-
Robert L. List             5,907,765        163,909      -0-



Item 5.  Other Information
None

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



February 09, 2000

Item 6.  (a) Exhibits and Exhibit List
         (b) Reports on Form 8-K

6 (a)
Exhibit
No.                                 Description
-------                             -----------
1.1      Underwriting  Agreement for the Company's  $25,000,000  7-3/4%
         Convertible  Subordinated  Debentures  due February 1, 2006.(11)
3.1      Restated Certificate of Incorporation(4)
3.2      Form of  Amendment  to  Restated  Certificate  of  Incorporation
         creating  the  Series  A 8%  Convertible Cumulative Redeemable
         Preferred Stock(4)
3.3      Form of Amendment to Restated  Certificate of  Incorporation  declaring the Separation Date for the Series A 8% Convertible Redeemable
         Preferred Stock(5)
3.4      Bylaws of the Company(4)
3.5      Amendment to Bylaws of the Company(10)
3.6      Amendment to Bylaws of the Company adopted on December 3, 1998 (19)
4.1      Form of Indenture between Mercury Air Group, Inc. and IBJ Schroder Bank
          & Trust Company.(11)
4.2      Negotiable  Promissory Note, dated as of June 21, 1996, from Mercury
         Air Group,  Inc. to Raytheon Aircraft Services, Inc.(13)
4.3      Legend  Agreement,  dated as of August 29, 1996 between  Mercury Air
         Group,  Inc.  and  Raytheon  Aircraft Services, Inc.(13)
10.1     Employment Agreement dated December 10, 1993 between the Company and
         Seymour Kahn(8)
10.2     Stock Purchase  Agreement  between the Company,  SK Acquisition,  Inc.,
         Randolph E. Ajer, Kevin J. Walsh, Grant Murray and Joseph Czyzyk(2)
10.3     Company's 1990 Long-Term Incentive Plan(6)
10.4     Company's 1990 Directors Stock Option Plan(1)
10.5     Lease for 6851 West Imperial Highway, Los Angeles, California(4)
10.6     Memorandum  Dated  September 15, 1997 regarding  Summary of Officer
         Life Insurance  Policies with Benefits Payable to Officers or Their
         Designated Beneficiaries(15)
10.7     Memorandum dated September 15, 1995 regarding  Summary of Bonus Plans for Seymour Kahn,  Joseph Czyzyk and Randolph E. Ajer(10)
10.8     Memorandum  dated  September 15, 1995  regarding  Summary of Bonus
         Plans for Kevin Walsh and William Silva(10)
10.9     The Company's 401(k) Plan consisting of LCI Actuaries,  Inc. Regional
         Prototype Defined  Contribution Plan and Trust and Adoption
         Agreement(7)
10.10    Non-Qualified  Stock Option  Agreement by and between the Company and
         Seymour Kahn dated  January 21, 1993(7)
10.11    Stock Purchase Agreement among the Company, SK Acquisition, Inc. and
         William L. Silva dated as of August 9, 1993(8)
10.12    Stock Exchange Agreement dated as of November 15, 1994 between Joseph
         Czyzyk and the Company(9)
10.13    Employment Agreement dated November 15, 1994 between the Company and
         Joseph Czyzyk(16)
10.14    Non-Qualified Stock Option Agreement dated August 24, 1995, by and between S.K. Acquisition and Mercury Air Group, Inc.(12)
10.15    Non-Qualified Stock Option Agreement dated March 21, 1996, by and between Frederick H. Kopko and Mercury Air Group, Inc.(12)

10.16    Credit Agreement by and among Sanwa Bank California, Mellon Bank, N.A.,
         The First National Bank of Boston and Mercury Air Group, Inc. dated
         March 14, 1997. (14)
10.17 First Amendment to Credit Agreement and Related Loan Documents dated as of November 1997, by and among Sanwa Bank California, Mellon Bank,
         N.A., BankBoston, N.A. and Mercury Air Group, Inc. (16)
10.18 First Amendment of 1998 to Credit Agreement and Other Loan Documents dated as of April 1, 1998, by and among Sanwa Bank California, Mellon
         Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc. (3)
10.19 Second Amendment of 1998 to Credit Agreement and Other Loan Documents dated as of April 1998, by and between Sanwa Bank California, Mellon
         Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc. (16)
10.20 Third Amendment of 1998 to Credit Agreement and Other Loan Documents dated as of August 31, 1998, by and between Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc. (16)
10.21    Loan Agreement between California Economic Development Financing
         Authority and Mercury Air Group, Inc. relating to $19,000,000
         California Economic Development Financing Authority Variable Rate
         Demand Airport Facilities Revenue Bonds, Series 1998 (Mercury Air
         Group, Inc. Project) dated as of April 1, 1998. (3)
10.22    Reimbursement Agreement dated as of April 1, 1998, by and among Sanwa
         Bank California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air
         Group, Inc. (3)
10.23 First Amendment to Reimbursement Agreement and Other L/C Documents as of August 31, 1998, by and between Sanwa Bank California, Mellon Bank,
         N.A., BankBoston, N.A. and Mercury Air Group, Inc. (16)
10.24 Fourth Amendment of 1998 to Credit Agreement and Other Loan Documents by and between Sanwa Bank California, Mellon Bank, N.A., BankBoston,
         N.A. and Mercury Air Group, Inc. dated September 15, 1998. (17)
10.25 Second Amendment to Reimbursement Agreement and Other L/C Documents by and between Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A.
         and Mercury Air Group, Inc. dated September 15, 1998. (17) 10.26
         Company's 1998 Long-Term Incentive Plan (18) 10.27 Company's 1998
         Directors Stock Option Plan (18)
10.28    Amendment to Employment Agreement by and between Mercury Air Group,
         Inc. and Joseph A. Czyzyk dated October 15, 1998. (19)
10.29    Amendment No. 2 to Employment Agreement by and between Mercury Air
         Group, Inc. and Joseph A. Czyzyk dated April 12, 1999. (19)
10.30 First Amendment of 1999 to Credit Agreement and Other Loan Documents dated as of December 31, 1998 by and between Sanwa Bank California, Mellon Bank, N.A. and BankBoston, N.A. and Mercury Air Group, Inc. (19)
10.31 Third Amendment to Reimbursement Agreement and Other L/C Documents dated as of December 31, 1998 by and between Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc. (19)
10.32 Revolving Credit and Term Loan Agreement dated as of March 2, 1999 by and among Mercury Air Group, Inc., The Banks listed on Schedule 1 thereto, and BankBoston, N.A., as Agent. (19)
10.33    Securities Purchase Agreement dated September 10, 1999 by and among
         Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P. (20)

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


(b) Reports on Form 8-K:
        None