Form 10-Q
period 2000-03-31
MERCURY AIR GROUP INC
filed 2000-05-11
CIK 52532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000.

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

                                    YES  [X]   No  [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                               Number of Shares Outstanding
               Title                               As  of  May 9, 2000
               -----                               -------------------

     Common Stock, $.01 Par Value                      6,472,955

                   MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                                 (Unaudited)

                                                                               MARCH 31,           JUNE 30,
                                                                                 2000                1999
                                                                             -------------       -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                  $   1,909,000       $   4,797,000
  Trade accounts receivable, net of allowance for doubtful accounts
      of $3,034,000 at 3/31/00 and $1,953,000 at 6/30/99                        54,063,000          50,134,000
  Notes receivable - current portion                                               555,000             555,000
  Inventories, principally aviation fuel                                         2,990,000           1,892,000
  Prepaid expenses and other current assets                                      4,500,000           2,603,000
                                                                             -------------       -------------
    Total current assets                                                        64,017,000          59,981,000

CASH-RESTRICTED                                                                          -             785,000
PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated depreciation
  and amortization of $41,821,000 at 3/31/00 and $35,787,000 at 6/30/99         59,334,000          56,110,000
NOTES RECEIVABLE                                                                   310,000             454,000
OTHER ASSETS (Note 9)                                                           10,842,000           9,972,000
                                                                             -------------       -------------
                                                                             $ 134,503,000       $ 127,302,000
                                                                             =============       =============
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                           $  30,612,000       $  21,312,000
  Accrued expenses and other current liabilities                                 5,328,000           6,241,000
  Current portion of long-term debt                                              6,368,000           6,806,000
                                                                             -------------       -------------
    Total current liabilities                                                   42,308,000          34,359,000

LONG-TERM DEBT                                                                  39,559,000          44,285,000
DEFERRED INCOME TAXES                                                              236,000             223,000
SENIOR SUBORDINATED NOTE (Note 9)                                               24,000,000
CONVERTIBLE SUBORDINATED DEBENTURES (Note 9)                                                        19,852,000

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (Notes 4):
     Preferred Stock - $.01 par value;  authorized 3,000,000 shares;
       no shares outstanding
    Common Stock - $ .01 par value; authorized 18,000,000 shares;
      outstanding 6,472,955 shares at 3/31/00;
      outstanding 6,641,175 shares at 6/30/99                                       64,000              66,000
    Additional paid-in capital                                                  19,486,000          19,873,000
    Retained earnings                                                            9,696,000           9,543,000
    Cumulative  translation adjustment                                            (238,000)           (237,000)
    Notes receivable from sale of stock                                           (608,000)           (662,000)
                                                                             -------------       -------------
         Total stockholders' equity                                             28,400,000          28,583,000
                                                                             -------------       -------------
                                                                             $ 134,503,000       $ 127,302,000
                                                                             =============       =============

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                               NINE MONTHS ENDED                       THREE MONTHS ENDED
                                                                     MARCH 31,                              MARCH 31,
                                                        -------------------------------------------------------------------------
                                                             2000                1999                2000                1999
                                                        -------------       -------------       -------------       -------------
Sales and Revenues:
  Sales                                                 $ 185,074,000       $ 104,019,000       $  69,788,000       $  34,513,000
  Service revenues                                         63,034,000          58,889,000          20,147,000          19,130,000
                                                        -------------       -------------       -------------       -------------
                                                          248,108,000         162,908,000          89,935,000          53,643,000
                                                        -------------       -------------       -------------       -------------
Costs and Expenses:
  Cost of sales                                           162,525,000          82,784,000          62,236,000          26,870,000
  Operating expenses                                       60,417,000          57,176,000          20,422,000          19,398,000
                                                        -------------       -------------       -------------       -------------
                                                          222,942,000         139,960,000          82,658,000          46,268,000
                                                        -------------       -------------       -------------       -------------
       Gross Margin (Excluding depreciation
            and amortization)                              25,166,000          22,948,000           7,277,000           7,375,000
                                                        -------------       -------------       -------------       -------------

Expenses (Income):
  Selling, general and administrative                       5,383,000           5,212,000           1,711,000           1,856,000
  Provision for bad debts (Note 3)                          4,562,000           1,354,000           3,634,000             452,000
  Depreciation and amortization                             7,157,000           5,819,000           2,395,000           2,128,000
  Interest expense                                          4,465,000           3,125,000           1,669,000           1,100,000
  Interest income                                            (139,000)           (154,000)            (33,000)            (39,000)
                                                        -------------       -------------       -------------       -------------
                                                           21,428,000          15,356,000           9,376,000           5,497,000
                                                        -------------       -------------       -------------       -------------

 Income (Loss) Before Provision
  (Benefit) for Income Taxes                                3,738,000           7,592,000          (2,099,000)          1,878,000
 Provision (Benefit) for Income Taxes                       1,459,000           2,962,000            (817,000)            734,000
                                                        -------------       -------------       -------------       -------------

Net  Income (Loss) Before Extraordinary Item                2,279,000           4,630,000          (1,282,000)          1,144,000

Extraordinary Item (Note 9) (Less applicable
  income taxes of $625,000, $163,000, $0, $43,000)           (979,000)           (255,000)                                (68,000)
                                                        -------------       -------------       -------------       -------------

Net Income (Loss)                                       $   1,300,000       $   4,375,000       ($  1,282,000)      $   1,076,000
                                                        -------------       -------------       -------------       -------------

Net Income (Loss) Per Common Share  (Note 5):

   Basic:
      Before extraordinary item                         $        0.35       $        0.70       ($       0.20)      $        0.17
      Extraordinary item                                        (0.15)              (0.04)                                  (0.01)
                                                        -------------       -------------       -------------       -------------
      Net income (Loss)                                 $        0.20       $        0.66       ($       0.20)      $        0.16
                                                        -------------       -------------       -------------       -------------

   Diluted:
      Before extraordinary item                         $        0.32       $        0.52       ($       0.20)      $        0.14
      Extraordinary item                                        (0.13)              (0.02)                                  (0.01)
                                                        -------------       -------------       -------------       -------------
      Net income (Loss)                                 $        0.19       $        0.50       ($       0.20)      $        0.13
                                                        -------------       -------------       -------------       -------------

                     MERCURY AIR GROUP, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)



                                                                    NINE MONTHS ENDED MARCH 31,
                                                                  -------------------------------
                                                                      2000               1999
                                                                  ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $  1,300,000       $  4,375,000
  Non-cash component of extraordinary charge                           824,000            275,000

  Adjustments to derive cash flow from Operating activities:
      Bad debt expense                                               4,562,000          1,354,000
      Depreciation and amortization                                  7,157,000          5,819,000
      Amortization of officers' loans                                   29,000             29,000
  Changes in operating assets and liabilities:
      Trade and other accounts receivable                           (8,491,000)        (5,230,000)
      Inventories                                                   (1,098,000)            62,000
      Prepaid expenses and other current assets                     (1,897,000)        (1,638,000)
      Accounts payable                                               9,300,000            761,000
      Income taxes payable                                                               (373,000)
      Accrued expenses and other current liabilities                  (913,000)           760,000
                                                                  ------------       ------------
          Net cash provided by operating activities                 10,773,000          6,194,000
                                                                  ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Reduction in restricted cash-tax exempt bond                         785,000          7,248,000
  (Increase) Decrease in notes receivable                              144,000            (55,000)
  Addition to other assets                                          (1,910,000)           (80,000)
  Acquisition of businesses                                         (3,100,000)        (4,200,000)
  Additions to property, equipment and leaseholds                   (7,080,000)       (13,110,000)
                                                                  ------------       ------------
          Net cash used in investing activities                    (11,161,000)       (10,197,000)
                                                                  ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                       5,264,000         26,000,000
  Reduction of long-term debt                                      (10,428,000)       (16,676,000)
  Reduction of note receivable from sale of stock                       54,000
  Reduction of convertible subordinated debentures                 (19,534,000)        (4,682,000)
  Repurchase of common stock                                        (1,856,000)        (5,555,000)
  Proceeds from senior subordinated note                            24,000,000
  Proceeds from issuance of common stock                                                   15,000
                                                                  ------------       ------------
          Net cash used in financing activities                     (2,500,000)          (898,000)
                                                                  ------------       ------------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                  (2,888,000)        (4,901,000)

CASH AND CASH EQUIVALENTS, beginning of period                       4,797,000          7,836,000
                                                                  ------------       ------------

CASH AND CASH EQUIVALENTS,  end of period                         $  1,909,000       $  2,935,000
                                                                  ============       ============

CASH PAID DURING THE PERIOD:
  Interest                                                        $  5,132,000       $  3,746,000
  Income taxes                                                    $  2,309,000       $  3,172,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
    Issuance of 124,224 shares of common stock for                                   $  1,000,000
    acquisition of assets of Weather Data
  Conversion of 318 debentures into 43,590 shares
   of common stock                                                $    318,000
   Issuance of note payable for the acquisition of
    assets of Jackson FBO                                                            $  2,800,000

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION:

        The accompanying unaudited financial statements reflect all adjustments (consisting of normal, recurring accruals only) which are necessary to fairly present the results for the interim periods. Such financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1999 and the notes thereto. The results of operations for the nine months ended March 31, 2000 are not necessarily indicative of results for the full year.

NOTE 2 - INCOME TAXES:

        Income taxes have been computed based on the estimated annual effective income tax rate for the respective years.

NOTE 3 - PROVISION FOR BAD DEBTS:

        Charge to bad debt expense in the three months ended March 31, 2000 was $3,634,000 and included the write off of $2,700,000 of accounts receivable from Tower Air Inc., who filed chapter 11 Bankruptcy on February 29, 2000. The additional provision of $934,000 is based on significantly higher fuel prices during the current fiscal year which has increased the Company's risk of loss from certain airline accounts. Bad debt provision in future periods may continue to reflect higher risk of loss based on high fuel prices and potential bankruptcies and will depend upon actual experience. On May 1, 2000 Kitty Hawk, Inc. and related companies, fuel customers of the Company, filed for bankruptcy under Chapter 11. The potential write off of this receivable has been considered in evaluating the March 31, 2000 accounts receivable allowance.

NOTE 4 - STOCKHOLDINGS' EQUITY:

        During the nine month period ended March 31, 2000, the Company repurchased 234,375 shares of its common stock at a cost of approximately $1,856,000, or an average price of $7.92 per share, which was charged to: Common Stock $2,000; Additional Paid In Capital $705,000; and Retained Earnings $1,149,000.

NOTE 5- EARNINGS PER SHARE:

        Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents. Common stock equivalents include stock options, warrants and shares resulting from the assumed conversion of subordinated debentures, when dilutive. For the three months ended March 31, 2000, weighted average common and common equivalent shares exclude shares resulting from the assumed exercise of stock options and assumed conversion of debentures since the impact was anti-dilutive.

                                                         Nine Months Ended                                 Three Months Ended
                                          March  31, 2000                   March 31, 1999                   March 31, 2000
                                     ------------------------------------------------------------    ------------------------------
                                        Diluted         Basic           Diluted         Basic          Diluted          Basic
                                     ------------    ------------    ------------    ------------    ------------    ------------
Weighted average number of common
shares outstanding during the
period                                  6,601,000       6,601,000       6,665,000       6,665,000       6,483,000       6,483,000

Common stock equivalents resulting
from the assumed exercise of stock
options and warrants                      405,000              --         373,000              --              --              --

Common  shares resulting from the
assumed conversion of debentures          770,000              --       3,536,000              --              --              --
                                     ------------    ------------    ------------    ------------    ------------    ------------

Weighted average number of common
and common equivalent shares
outstanding during the period           7,776,000       6,601,000      10,574,000       6,665,000        6,483000       6,483,000
                                     ============    ============    ============    ============    ============    ============
Net income (Loss) before
Extraordinary item                   $  2,279,000    $  2,279,000    $  4,630,000    $  4,630,000    ($ 1,282,000)   ($ 1,282.000)

Interest expense, net of tax, on
convertible debenture                     183,000              --         923,000              --              --              --
                                     ------------    ------------    ------------    ------------    ------------    ------------

Adjusted  income (Loss) before
extraordinary item                   $  2,462,000    $  2,279,000    $  5,553,000    $  4,630,000    ($ 1,282,000)   ($ 1,282,000)

Extraordinary item                       (979,000)       (979,000)       (255,000)       (255,000)             --              --
                                     ------------    ------------    ------------    ------------    ------------    ------------
Adjusted income (Loss)               $  1,483,000    $  1,300,000    $  5,298,000    $  4,375,000    ($ 1,282,000)   ($ 1,282,000)
                                     ------------    ------------    ------------    ------------    ------------    ------------

Common and  common share
equivalents                             7,776,000       6,601,000      10,574,000       6,665,000       6,483,000       6,483,000
                                     ============    ============    ============    ============    ============    ============

Earnings (loss) per share:

Before extraordinary item            $        .32    $        .35    $        .52    $        .70    ($       .20)   ($       .20)

Extraordinary item                           (.13)           (.15)           (.02)           (.04)             --              --
                                     ------------    ------------    ------------    ------------    ------------    ------------

Net income (loss)                    $        .19    $        .20    $        .50    $        .66    ($       .20)   ($       .20)
                                     ============    ============    ============    ============    ============    ============

                                          Three Months Ended
                                            March 31, 1999
                                     -----------------------------
                                         Diluted         Basic
                                      ------------    ------------
Weighted average number of common
shares outstanding during the
period                                   6,575,000       6,575,000

Common stock equivalents resulting
from the assumed exercise of stock
options and warrants                       382,000              --

Common  shares resulting from the
assumed conversion of debentures         3,331,000              --
                                      ------------    ------------

Weighted average number of common
and common equivalent shares
outstanding during the period           10,288,000       6,575,000
                                      ============    ============
Net income (Loss) before
Extraordinary item                       1,144,000       1,144,000

Interest expense, net of tax, on
convertible debenture                      290,000              --
                                      ------------    ------------

Adjusted  income (Loss) before
extraordinary item                    $  1,434,000    $  1,144,000

Extraordinary item                         (68,000)        (68,000)
                                      ------------    ------------
Adjusted income (Loss)                $  1,366,000    $  1,076,000
                                      ------------    ------------

Common and  common share
equivalents                             10,288,000       6,575,000
                                      ============    ============

Earnings (loss) per share:

Before extraordinary item             $        .14    $        .17

Extraordinary item                            (.01)           (.01)
                                      ------------    ------------

Net income (loss)                     $        .13    $        .16
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


NOTE 7- LITIGATION:

        In connection with the Chapter 7 bankruptcy filing for Western Pacific Airlines, Inc. ("WPAI"), the Company received a letter dated August 25, 1999, from the bankruptcy trustee's attorneys making a formal demand for recovery of alleged preference payments of approximately $11.4 million. This amount represents cash received for payment of fuel and sales during the 90 days prior to WPAI's initial bankruptcy filing. The Company believes this claim is without merit and the entire amount is defensible based on the transaction 1) having been a substantially contemporaneous exchange for value, 2) being made in the ordinary course of business, and 3) involving an exchange for new value. Accordingly, the Company believes it will ultimately prevail and that no provision is required.

        In October, 1999, Mr. Rene Perez, formerly the president of RPA, notified the Company of certain alleged violations of his employment contract dated February 28, 1998 between the Company, RPA and Mr. Perez asserting among other things constructive termination. The Company subsequently filed a suit seeking declaratory relief regarding the employment contract in the United States District Court for Northern California ( San Francisco) in November 1999. The Company subsequently amended, on November 30, 1999, that suit as a result of its investigation seeking damages against Mr. Perez. This case has been transferred to the United States District court for the Southern District of New York (New York City) in March 27, 2000. Mr. Perez filed a lawsuit, which was filed in November 1999 and served in December 1999, in the Circuit Court of the 11th Judicial Circuit in Dade County, Florida seeking damages in excess of the jurisdictional limit. At this time, the Company believes that no provision is required.


NOTE 8- SUBSEQUENT EVENT:

        On April 21, 2000, the Company acquired certain assets of an FBO located in Fort Wayne, Indiana (FWAS) for a cash consideration of $3,900,000. The Company borrowed from its acquisition line to fund the purchase. The purchase price was allocated primarily to Property, Equipment and Leaseholds and a portion to inventory.

NOTE 9 - SENIOR SUBORDINATED NOTE / EXTRAORDINARY ITEM:

        On September 10, 1999, the Company issued, in a private placement, $24,000,000 Senior Subordinated 12% Notes ("the Notes") due 2006 with detachable warrants to acquire 503,126 shares of the Company's common stock exercisable at $6.50 per share for seven years. Proceeds of the Notes were used to redeem the Company's 7 3/4% convertible subordinated debentures due February 1, 2006 at 104% of the principal amount plus accrued interest and pay expenses of the transaction as follows:


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
                                                  ===========


        The $1,750,000 of fees incurred are being amortized over the term of the Notes.

        As a result of this transaction the Company recorded an extraordinary charge of $979,000 net of a $625,000 tax benefit in the first quarter of fiscal 2000. The extraordinary charge includes the redemption premium of $780,000 plus write off of related capitalized fees of $824,000.


NOTE 10 - ACQUISITIONS:

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

NOTE 11 - SEGMENT REPORTING:

        The Company operates and reports it's activities through four principal units: 1) Fuel Sales and Services, which also includes RPA, 2) Fixed Based Operations, 3) Cargo Operations, and 4) Government Contract Services.

                                                                                   Government
                                      Fuel Sales     Fixed Base        Cargo        Contract
(Dollars in Thousands)               and Services    Operations      Operations     Services         Total

QUARTER ENDED  MARCH 31, 2000
Revenues                               $ 56,794       $ 19,611       $  7,633       $  5,897        $ 89,935
Gross Margin                              1,291          2,835          2,070          1,081           7,277
Depreciation and Amortization               310          1,157            772            156           2,395
Capital Expenditures                         63          2,412            159             28           2,662
Segment Assets                           55,849         27,450         32,807         18,397         134,503

QUARTER ENDED MARCH 31, 1999
Revenues                               $ 26,923       $ 13,393       $  7,051       $  6,276        $ 53,643
Gross Margin                              2,096          3,129            951          1,199           7,375
Depreciation and Amortization               408            743            793            184           2,128
Capital Expenditures                      1,067          2,899             79            (39)          4,006
Segment Assets                           56,737         21,814         24,617         16,999         120,167

NINE MONTHS ENDED MARCH 31, 2000
Revenues                               $151,815       $ 52,485       $ 24,983       $ 18,825        $248,108
Gross Margin                              4,764          8,283          8,380          3,739          25,166
Depreciation and Amortization               801          3,267          2,497            592           7,157
Capital Expenditures                        126          6,209            669             76           7,080
Segment Assets                           55,849         27,450         32,807         18,397         134,503

NINE MONTHS ENDED MARCH 31, 1999
Revenues                               $ 84,025       $ 39,990       $ 20,474       $ 18,419        $162,908
Gross Margin                              6,402          9,190          3,576          3,780          22,948
Depreciation and Amortization             1,031          1,893          2,310            585           5,819
Capital Expenditures                      2,310          9,503            933            364          13,110
Segment Assets                           56,737         21,814         24,617         16,999         120,167


        Gross margin is used as the measure of profit and loss for segment reporting purposes as it is viewed by key decision makers as the principal operating indicator in measuring segment profitability

ITEM 2
                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS- COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31,1999 AND COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999.

The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company's four operating units, as well as selected other financial statement date.


                                                Nine Months Ended March 31,                Three Months Ended March 31,
   ($ in millions)
                                               2000                  1999                  2000                   1999
                                         Amount   % of Total   Amount    % of Total   Amount   % of Total    Amount    % of Total
                                                   Revenues               Revenues              Revenues                Revenues
Revenues:
Fuel sales and services                 $151.8       61.2%     $ 84.0       51.6%     $ 56.8       63.1%     $ 26.9       50.2%
FBOs                                      52.5       21.1%       40.0       24.5%       19.6       21.8%       13.4       25.0%
Cargo operations                          25.0       10.1%       20.5       12.6%        7.6        8.5%        7.1       13.1%
Government contract services              18.8        7.6%       18.4       11.3%        5.9        6.6%        6.3       11.7%
                                        ------     ------      ------     ------      ------     ------      ------     ------

Total Revenue                           $248.1      100.0%     $162.9      100.0%     $ 89.9      100.0%     $ 53.6      100.0%
                                        ======     ======      ======     ======      ======     ======      ======     ======

                                         Amount   % of Unit    Amount    % of Unit    Amount   % of Unit     Amount    % of Unit
                                                   Revenues               Revenues              Revenues                Revenues
Gross Margin (1):
Fuel sales and services                 $  4.8        3.1%     $  6.4        7.6%     $  1.3        2.3%     $  2.1        7.8%
FBOs                                       8.3       15.8%        9.2       23.0%        2.8       14.5%        3.1       23.4%
Cargo operations                           8.4       33.5%        3.6       17.5%        2.1       27.1%        1.0       13.5%
Government contract services               3.7       19.9%        3.8       20.5%        1.1       18.3%        1.2       19.1%
                                        ------     ------      ------     ------      ------     ------      ------     ------
Total Gross Margin                      $ 25.2       10.1%     $ 22.9       14.1%     $  7.3        8.1%     $  7.4       13.7%
                                        ======     ======      ======     ======      ======     ======      ======     ======

                                         Amount   % of Total   Amount    % of Total   Amount   % of Total    Amount    % of Total
                                                   Revenues               Revenues              Revenues                Revenues

Selling, general and  administrative    $  5.4        2.2%     $  5.2        3.2%     $  1.7        1.9%     $  1.9        3.5%

Provision for bad debts                    4.6        1.8%        1.4        0.8%        3.6        4.0%        0.5        0.8%

Depreciation and amortization              7.2        2.9%        5.8        3.6%        2.4        2.7%        2.1        4.0%

Interest expense and other                 4.3        1.7%        3.0        1.8%        1.6        1.8%        1.1        2.0%
                                        ------     ------      ------     ------      ------     ------      ------     ------

Income (loss) before income taxes          3.7        1.5%        7.6        4.7%       (2.1)      (2.3)%       1.9        3.5%

Provision (benefit) for income taxes       1.5        0.6%        3.0        1.8%       (0.8)      (0.9)%       0.7        1.4%
                                        ------     ------      ------     ------      ------     ------      ------     ------

Net  income (loss) before
extraordinary item                      $  2.3        0.9%     $  4.6        2.8%     $ (1.3)      (1.4)%    $  1.1        2.1%


Extraordinary item                        (1.0)      (0.4)%      (0.2)      (0.2)%         -          -        (0.1)      (0.1)%
                                        ------     ------      ------     ------      ------     ------      ------     ------

Net income (loss)                       $  1.3        0.5%     $  4.4        2.7%     $ (1.3)      (1.4)%    $  1.1        2.0%
                                        ======     ======      ======     ======      ======     ======      ======     ======


  (1) Gross margin as used here and throughout Management's Discussion excludes depreciation and amortization and selling, general and administrative expense.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO MARCH 31, 1999.

Revenue increased by 67.7% to $89.9 million in the current period from $53.6 million a year ago primarily due to an increase in the price of fuel and partially due to an increase in the volume of fuel sold. Gross margin decreased 1.3% to $7.3 million in the current period from $7.4 million a year ago.

Revenues from fuel sales and services represented 63.1% of total revenues in the current period compared to 50.2% of total revenues a year ago. Revenues from fuel sales and services increased 110.0% to $56.8 million from $26.9 million last year. The increase in revenues from fuel sales and services was due to an increase of 16.3% in the volume of fuel sold and an increase of 84.6% in the price of fuel . Gross margin from fuel sales and services decreased by 38.4% to $1.3 million in the current period from $2.1 million last year partly due to lower margins from fuel sales caused by rising prices and partly due to a loss of $427,000 from RPA in the current period compared with gross margin of $3,000 a year ago. Revenues and gross margin from fuel sales and services include the activities of Mercury's contract fueling business as well as revenues from RPA, its airline information software company. Revenue from RPA was $1,012,000 in the current period compared with $982,000 a year ago. In January 2000, the Company appointed a new Chief Executive Officer of RPA.

Revenues from FBOs increased by 46.4% in the current period to $19.6 million from $13.4 million a year ago due to the addition of Tulsa, Charleston and John's Island locations and higher fuel prices in the period. Gross margin decreased 9.4% in the current period to $2.8 million from $3.1 million last year. The decrease was attributable to an increase in the price of fuel, some of which was not passed on to customers, resulting in lower per gallon fuel margins.

Revenues from cargo operations in the current period increased 8.3% to $7.6 million from $7.1 million a year ago. This increase was due to an increase in space brokerage and cargo handling revenues at LAX. Gross margin from cargo operations in the current period increased 117.7% to $2.1 million from $1.0 million in the year ago period primarily due to increased space brokerage, higher cargo handling revenues and elimination of losses at the Miami cargo location, which was sold in fiscal 1999.

Revenues from government contract services decreased 6.0% in the current period to $5.9 million from $6.3 million in the year ago period. The decrease in revenues from government contract services was due primarily to a reduction in the number of Weather Data contracts. Gross margin from government contract services decreased approximately 9.8% in the current period to $1.1 million from $1.2 million a year ago due to lower revenue.

Selling, general and administrative expenses in the current period decreased 7.8% to $1.7 million from $1.9 million in last year's third quarter due primarily to lower compensation expense.

Provision for bad debts increased by $3,182,000 in the current period to $3,634,000 from $452,000 in the year ago period due to a $2.7 million write off of Tower Air Inc's receivable, higher sales in the current period and greater exposure due to significantly higher fuel prices during the current fiscal year which has created a greater risk of loss due to potential bad debts related to certain airline accounts. Future periods may continue to be impacted by higher reserve requirements related to potential bankruptcies. On May 1, 2000 Kitty Hawk, Inc. and its related companies, fuel customers of the Company, filed for bankruptcy under Chapter 11. The potential write off of this receivable has been considered in evaluating the March 31, 2000 accounts receivable allowance.

Depreciation and amortization expense increased 12.5% in the current period to $2.4 million from $ 2.1 million a year ago primarily due to the acquisition of the Tulsa FBO in October 1999 and various capital expenditures.

Interest expense (net) increased 54.2% in the current period to $1.6 million from $1.1 million a year ago due to higher interest rates and higher average outstanding borrowings.

Income tax (benefit) expense approximated 39.0% of pre-tax (loss) income in each period reflecting the expected effective annual income tax rate.

In last year's three month period, extraordinary item of $68,000 consists of a charge of $111,000 related to the cost of repurchasing convertible subordinated debentures in excess of par value and related bond issuance costs, net of a tax benefit of $43,000.


NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO MARCH 31, 1999.

Revenues increased 52.3% to $248.1 million in the current period from $162.9 million a year ago primarily due to an increase in the price of fuel and volume of fuel sold. Gross margin increased 9.7% to $ 25.2 million in the current period from $22.9 million a year ago due to an increase in gross margin from cargo operations, which was partially offset by lower gross margins from fuel sales and services and FBO's.

Revenues from fuel sales and services represented 61.2% of total revenues in the current period compared to 51.6% of total revenues a year ago. Revenues from fuel sales and services increased 80.7% to $151.8 million from $84.0 million last year. The increase in revenues from fuel sales and services was due to an increase of 50% in the price of fuel and an increase of 25.1% in the volume of fuel sold. Gross margin from fuel sales and services decreased 25.6% in the current period to $4.8 million from $6.4 million a year ago. The decrease in gross margin from fuel sales and services was due to a loss from RPA of $1.3 million in the current period compared to gross margin of $0.6 million last year caused by lower revenues in the current period. Revenue from RPA was $3.0 million in the current nine month period compared to $4.7 million last year.

Revenues from FBOs increased 31.2% in the current period to $52.5 million from $40.0 million a year ago due to higher fuel prices and the addition of Jackson and Charleston in fiscal 1999 and Tulsa in October 1999. Gross margin decreased 9.9% to $8.3 million from $9.2 million in the year ago period due primarily to an increase in the price of fuel, some of which was not passed on to customers, resulting in lower per gallon margins.

Revenues from cargo operations in the current period increased 22.0% to $25.0 million from $20.5 million a year ago. The increase was primarily due to an increase in space brokerage and cargo handling revenues at LAX. Gross margin from cargo operations in the current period increased 134.3% to $8.4 million from $3.6 million in the year ago period primarily due to increased space brokerage, higher cargo handling revenues and elimination of losses in its Miami cargo handling operation which was sold in fiscal 1999.

Revenues from government contract services in the current period increased 2.2% to $18.8 million from $18.4 million in the year ago period. The increase in revenues from government contract services in the current period compared to last year was primarily due to higher contract revenue from Yokota offset partially by lower revenue from a lower number of Weather Data contracts. Gross margin from government contract services in the current period decreased 1.1% to $3.7 million from $3.8 million last year due to a different contract mix.

Selling, general and administrative expenses in the current period increased 3.3% to $5.4 million from $5.2 million in the year ago period. The increase was primarily due to higher professional fees.

Provision for bad debts increased by $3,208,000 in the current period to $4,562,000 from $1,354,000 in the year ago period due to a $2.7 million write off of Tower Air Inc.'s receivable and a bad debt provision of $1,862,000 due to significantly higher fuel prices during the current fiscal year which has created a greater risk of loss due to potential bad debts related to certain airline accounts. Future periods may continue to be impacted by higher reserve requirements related to potential bankruptcies. On May 1, 2000 Kitty Hawk, Inc. and its related companies, fuel customers of the Company, filed for bankruptcy under Chapter 11. The potential write off of this receivable has been considered in evaluating the March 31, 2000 accounts receivable allowance.

Depreciation and amortization expense in the current period increased 23.0% to $7.2 million from $5.8 million a year ago. The increase in the current period is primarily related to the Burbank FBO expansion during fiscal 1999, acquisitions of Jackson and Charleston FBO's in fiscal 1999, acquisition of Tulsa FBO in October 1999 and various capital expenditures.

Interest expense (net) increased 45.6% in the current nine months to $4.3 million from $3.0 million a year ago due to higher interest rates and higher average outstanding borrowings.

Income tax expense approximated 39.0% of pretax income in both periods reflecting the expected effective annual tax rate.

Extraordinary item of $979,000 in the current nine months consisted of charges associated with the redemption of the Company's 7 3/4% convertible subordinated debentures in September 1999. The charge includes a $780,000 redemption premium plus write off of capitalized fees of $824,000, less a tax benefit of $625,000.

In last years nine month period, extraordinary item of $255,000 consists of a charge of $418,000 related to the cost of repurchasing convertible subordinated debentures in excess of par value and related bond issuance costs, net of a tax benefit of $163,000.

LIQUIDITY AND CAPITAL RESOURCES:

Mercury has historically financed its operations primarily through operating cash flow, bank debt and various public and private placements of bonds and subordinated debt. Mercury's cash balance at March 31, 2000 was $1,909,000.

Net cash provided by operating activities was $10,773,000 during the nine month period ended March 31, 2000. During this period, the primary sources of net cash provided by operating activities were net income and depreciation and amortization of $8,457,000, an increase in accounts payable of $9,300,000 and bad debt expense of $4,562,000. The primary uses of cash from operating activities was an increase in accounts receivable of $8,491,000. Accounts receivable at March 31, 2000 increased to $54,063,000 from $50,134,000 at June 30, 1999 due to significantly higher sales in the current nine month period. Days sales outstanding were approximately 57 at March 31, 2000 versus approximately 74 at June 30, 1999.

Net cash used in investing activities was $11,161,000 during the current nine month period. The primary uses of cash from investing activities included additions to property, equipment and leaseholds of $7,080,000, acquisition of the Tulsa FBO and assets of the Charleston FBO for $3,100,000 and addition to other assets of $1,910,000.

Net cash used in financing activities was $2,500,000 during the current nine month period. The primary uses of cash from financing activities in the current nine month period was the early extinguishment of the Convertible Subordinated Debentures of $19,534,000, reduction of long term debt of $10,428,000 and repurchase of common stock of $1,856,000. The primary sources of cash from financing activities was proceeds from the Notes of $24,000,000 and proceeds from the acquisition line of $5,264,000.

The Company's senior secured bank credit facility consists of a $40,000,000 revolver, a term loan with an outstanding balance of $21,000,000 at March 31, 2000 and a $15,000,000 acquisition facility with an outstanding balance of $5,264,000 at March 31, 2000. At March 31, 2000, there were no borrowings outstanding under the revolver, however, the line was used to secure $19.0 million in letters of credit. Principal installments are due quarterly on the term loan over a five year period maturing in March 2004. Balances owed under the revolver and acquisition facility are due in March 2004. As a result of the net loss during the current quarter, the Company obtained a waiver from its lender to cure the violation of its minimum profitability covenant.

On September 10, 1999, the Company redeemed $19,509,000 principal balance of Convertible Subordinated Debentures plus a redemption premium of 4% totalling $780,000. Financing of the redemption was accomplished by issuing the $24,000,000 Notes. The Note pays interest quarterly at the per annum rate of 12%. In connection with the issuance of the Note, the Company issued warrants to purchase 503,126 shares of common stock exerciseable at $6.50 per share.

Absent a major prolonged surge in oil prices or a capital intensive acquisition, the Company believes its operating cash flows, revolver, vendor credit and cash balance will provide it with sufficient liquidity during the next twelve months. In the event that fuel prices increase significantly for an extended period of time, the Company's liquidity could be adversely affected unless the Company is able to increase vendor credit or increase lending limits under its revolving credit facility. The Company believes, however, its revolver and vendor credit should provide it with sufficient liquidity in the event of a major temporary surge in oil prices. From June 1999 to March 31, 2000, fuel prices rose approximately 61%. Significantly higher fuel prices for an extended period of time have a negative impact on the aviation industry as it increases the airlines operating expenses. Smaller, less well capitalized airlines may be more seriously impacted. The current three month period includes a bad debt expense of $3.6 million, including $2.7 million resulting from the bankruptcy of Tower Air, Inc., and a bad debt provision of $900,000, due to higher fuel prices affecting the aviation industry. The bad debt provision in the third quarter of fiscal 1999 was $452,000. The increase in the general bad debt reserve resulted from significantly higher fuel prices during the current fiscal year which have created a greater risk of loss due to potential bad debts related to certain airline accounts. Future periods may continue to be impacted by higher reserve requirements related to potential bankruptcies. On May 1, 2000 Kitty Hawk, Inc. and related companies, fuel customers of the Company, filed for bankruptcy under Chapter 11. The potential write off of this receivable has been considered in evaluating the March 31, 2000 accounts receivable allowance. The Company has a note receivable of approximately $824,000 from a former fuel customer, Saeta, an Ecuadorian Airline. Due to political and financial crisis in Ecuador, Saeta has defaulted on its monthly payment obligation of approximately $48,000 since January 2000, with the exception of one $10,000 payment received in February 2000. The Company has initiated legal action and has obtained a default judgement against individual guarantors in the U.S. and is proceeding against Saeta in Ecuador. While no assurance can be given, the Company believes some portion of the note will ultimately be collected. Bad debt reserves will include a continuing assessment of the collectability of the Saeta note.

The Company has the following significant contracts or commitments for the purchase of equipment or installation of facilities. On October 22, 1999, the Company acquired certain assets of an FBO in Tulsa, Oklahoma for $2.4 million cash funded from its acquisition line. In a second step to this transaction, the Company will acquire the leasehold and buildings for $3.8 million within eighteen months of the first closing. The Company expects to fund this from its acquisition line. The Company began construction of a 30,000 square foot hangar at its Bedford Massachusetts FBO in this fiscal period at an estimated cost of $3.8 million. Approximately $1.9 million has been spent to date and is being funded under the Company's acquisition line.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        Reference should be made to the Forms 10-Q filed for the quarters ended September 30, 1999 and December 31, 1999.

Item 2. Change in Securities

        None


Item 3. Default Upon Senior Securities

        None


Item 4. Submission of Matters to a Vote of Security Holders


        None

Item 5. Other Information

        None


Item 6. Other Information

        (a) Exhibit list and exhibits attached

        (b) Reports on form 8-K (none)

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



                                     Mercury Air Group, Inc.
                                     Registrant


                                     /s/ JOSEPH CZYZYK
                                     -------------------------------------------
                                     Joseph Czyzyk
                                     Chief  Executive Officer



                                     /s/ RANDY AJER
                                     -------------------------------------------
                                     Randy Ajer
                                     Principal Financial and Accounting Officer



May 09, 2000

Item 6. (a) Exhibits and Exhibit List

        (b) Reports on Form 8-K

6 (a)
Exhibit
No.                          Description
---                          -----------

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