Form 10-K
period 2000-06-30
MERCURY AIR GROUP INC
filed 2000-09-28
CIK 52532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Fiscal Year ended June 30, 2000

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from          to

Commission file number: 1-7134

                             MERCURY AIR GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)


            NEW YORK                                     11-1800515
  ------------------------------              ------------------------------
 (State or Other Jurisdiction of             (I.R.S. Employer Identification
   Incorporation or Organization)                          Number)

              5456 McConnell Avenue, Los Angeles, California 90066
              ----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code: (310) 827-2737

Securities Registered Pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange on
Title of Each Class                                    Which Registered
-------------------                               -----------------------------
Common Stock - Par Value $.01                      American Stock Exchange
                                                   Pacific Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes No X.


        As of September 13, 2000, 6,472,955 shares of the Registrant's Common Stock were outstanding. Of these shares, 2,057,620 shares were held by persons who may be deemed to be affiliates. The 4,415,335 shares held by non-affiliates as of September 13, 2000 had an aggregate market value (based on the closing price of these shares on the American Stock Exchange of $6.625 a share) of $29,251,594. As of September 13, 2000, there were no non-voting shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement which is to be distributed in connection with the Annual Meeting of Shareholders to be held on December 14, 2000 are incorporated by reference into Part III of this Form 10-K.


--------------------------------------------------------------------------------
                   (The Exhibit Index May Be Found at Page 34)

                                     PART I

ITEM 1. BUSINESS

        Mercury Air Group, Inc., a New York corporation since 1956, provides a broad range of services to the aviation industry through five (5) principal operating units: fuel sales and services, cargo operations, fixed base operations, U.S. government contract services and RPA Airline Automation Services, Inc.("RPA"). Fuel sales and services include the sale of fuel and delivery of fuel primarily to domestic and international commercial airlines, business aviation and air freight airlines. Cargo operations consist of cargo handling, space logistics operations and general cargo sales agent services. Fixed base operations ("FBOs") include fuel sales, into-plane services, ground support services, aircraft hangar and tie-down facilities and maintenance at certain locations for commercial, private, general aviation and military aircraft. Government contract services consist of aircraft refueling and fuel storage operations, base housing maintenance, base operating support (BOS) services, air terminal and ground handling services and weather observation and forecasting services performed principally for agencies of the United States government. RPA, a subsidiary of the Company, includes airline revenue accounting and management information software consisting of proprietary software programs which are marketed to foreign and domestic airlines. As used in this Annual Report, the term "Company" or "Mercury" refers to Mercury Air Group, Inc. and, unless the context otherwise requires, its subsidiaries. The Company's principal executive offices are located at 5456 McConnell Avenue, Los Angeles, California 90066 and its telephone number is (310) 827-2737.

        NARRATIVE DESCRIPTION OF THE BUSINESS

        FUEL SALES AND SERVICES

        Mercury's fuel sales consist of contract fueling and related fuel management services. Sales of aviation fuel are made primarily to domestic and international airlines and airfreight companies. Mercury also provides fuel to large corporate aircraft operators through third parties. As a result of higher volume and significantly higher fuel prices, Mercury's revenue from fuel sales and services as a percentage of revenue increased to 59.9% of total Company revenue in fiscal 2000 from 49.5% in fiscal 1999.

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

        Mercury provides fuel support operations for corporate and fractional ownership aircraft at numerous locations from its Houston facilities. This operation allows selected customers to purchase fuel at advantageous prices from a single source. This operation has grown and developed into a network of over 150 third-party locations in the United States and Europe where Mercury can provide fuel. The Company has automated this system to provide on-line pricing and location information on the internet under the domain name mercfuel.com and expects, at some future date, to include on-line ordering capability. The automated system is accessible only to customers who have been pre-approved for credit.

        Mercury has occasionally purchased equity positions in, made loans to or entered into other financial transactions with certain airlines, particularly start-up and foreign airlines, in order to initiate new or expand existing customer relationships. The extent of the equity position, amount loaned or other financial commitment undertaken is a subjective decision based upon management's assessment of the future prospects of such airline and the potential business opportunities with such airline for Mercury. In fiscal 1999 the Company invested $300,000 in National Airlines, a start-up airline based in Las Vegas, Nevada, which began operations on May 27, 1999. The Company has also entered into a fuel management contract with National. Sales to National accounted for approximately 10.6% of consolidated revenue in fiscal 2000.

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

        Mercury's consolidated fuel sales could be materially adversely affected by a significant decrease in the availability, or increase in the price of, aviation fuel. During fiscal 2000, the cost of fuel per gallon rose approximately 50% and led to a significant increase in bad debts due to the incidence of customer bankruptcies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although Mercury believes that there are currently adequate aviation fuel supplies and that aviation fuel supplies will generally remain available, events outside Mercury's control have resulted and could result in spot shortages or further rapid increases in fuel costs. Although Mercury is generally able to pass through rising fuel costs to its customers, extended periods of high fuel costs could adversely affect Mercury's ability to purchase fuel in sufficient quantities because of credit limits placed on Mercury by its fuel suppliers, although this was not a factor in fiscal 2000 when fuel prices rose significantly. Various factors including the price of fuel, the volatility of the price of fuel, over-all business mix, customer profiles and specific major accounts which are attracted, retained or lost during a given period affect gross margin as a percentage of revenue for Mercury's fuel sales and services business.

        FIXED BASE OPERATIONS

        Mercury currently provides FBO services at nineteen (19) airports throughout the United States. For the year ended June 30, 2000 FBO operations comprised 21.7 % of the total Company revenue. At each FBO, Mercury maintains administrative offices; conducts retail fuel sales and refueling operations which service principally corporate and private aircraft ("general aviation") and to some extent commercial airlines; acts as a landlord for office, aircraft tie-down and hangar space tenants; and provides aircraft maintenance at a few select locations. The FBOs operate refueling vehicles and maintain fuel storage tanks as required to support into-plane and fuel sales activities. The FBO facilities and the property on which operations are conducted are leased from the respective airport authorities. Fifteen of Mercury's FBOs are currently directly owned by the Company, the remaining FBOs are owned by Mercury Air Centers, Inc. ("Air Centers") which is a wholly owned subsidiary of the Company.

        The Company's FBO operations have grown principally as a result of the acquisition of additional operations or locations as well as facility enhancements at existing locations. In April 2000, the Company acquired assets of an FBO located in Fort Wayne, Indiana. In October 1999, the Company acquired assets of an FBO located in Tulsa, Oklahoma. Also in October 1999, the Company acquired FBO assets at Charleston International Airport and John's Island Executive Airport in South Carolina. In November 1998, the Company acquired certain assets of an FBO located in Jackson, Mississippi. In October 1997, the Company entered into a new lease for its Burbank FBO pursuant to which it has constructed 3 new hangars and built an executive terminal and refurbished certain existing facilities. In July 1997, the Company acquired certain assets of an FBO located in Nashville, Tennessee. In June 1997, the Company entered into an agreement to operate an FBO, which opened in November 1998, in Charleston, South Carolina. In December 1996, the Company acquired an FBO located in Fresno, California. In August and November 1996, the Company acquired certain assets of six FBOs from Raytheon Aircraft Services, Inc. In addition, in September 2000, the Company purchased the FBO assets of Raytheon Aircraft Services, Inc. Birmingham, Alabama location at a cost of approximately $6.6 million, which the Company funded under its existing senior credit facilities. Management intends to continue pursuing FBO acquisitions and facility enhancements to the extent permitted under its credit facilities but no assurance can be given that acquisition or enhancement opportunities will be available at prices which will maintain existing levels of profitability or be approved under its credit facilities.

        CARGO OPERATIONS

        The Company's cargo operations are conducted through its wholly-owned subsidiary, Mercury Air Cargo, Inc. ("MAC"), which provides the following services: cargo handling, space logistics and general cargo sales agent services. Cargo operations comprised 9.6% of total Company revenue for the year ended June 30, 2000. Each of MAC's services facilitates the movement of domestic and international cargo. Accordingly, results for MAC's operations depend, in part, on certain economic factors which affect the volume of cargo transported throughout the world.

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

        MAC handles cargo at Los Angeles International Airport (LAX), William B. Hartsfield International Airport (ATL), and Dorval International Airport (YUL), Mirabel International Airport (YMX) and Lester B. Pearson International Airport
(YYZ) in Canada. In March 1998, MAC expanded its cargo handling operations by acquiring the assets of Intermodal Services, Inc. located in Atlanta, Georgia. In April 1998, MAC completed construction and commenced operation of a 174,000 square foot warehouse at LAX under a five year lease which was subsequently extended to June 2006. MAC is currently the largest independent cargo handling company at LAX. In February 1999, MAC sold its unprofitable subsidiary Floracool, Inc. thereby ceasing cargo handling operations at Miami International Airport. MAC competes in the cargo handling business based on quality and price of service. Long term growth in MAC's cargo handling operations can only be realized by maintaining existing and obtaining new locations or expanding current facilities.

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

        As of June 1, 2000, MAC entered into a one year contract to purchase all of South African Airlines ("SAA") cargo capacity on its passenger flights from the United States and Canada to South Africa. MAC's one year commitment for these routes is approximately $5.7 million.

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

        On September 1, 2000, the Company acquired a 49% interest in Pacific Air Cargo, LLC, a start up company which sells cargo capacity on a leased Boeing 747 Freighter Aircraft to forwarders principally on Trans Pacific routes.

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

        GOVERNMENT CONTRACT SERVICES

        Mercury conducts its government contract services through its wholly owned subsidiary, Maytag Aircraft Corporation ("Maytag"), which is headquartered in Colorado Springs, Colorado. Maytag provides aircraft refueling, air terminal, base housing maintenance, base operating support, and weather data services.

        Aircraft Refueling

        Maytag provides aircraft refueling and related services at 11 United States military bases, including ten in the United States and one in Greece. Maytag's refueling contracts generally have a term of four years, with expiration dates ranging from October 2000 to January 2005. Refueling contracts provide a firm-fixed price for specified services. Under the terms of its refueling contracts, Maytag supplies all necessary personnel and equipment to operate government-owned fuel storage facilities and provides 24-hour refueling services for a variety of aircraft for the military. All fuel handled in these operations is government owned. In connection with its government contract refueling business, Maytag owns and operates a fleet of refueling trucks and other support vehicles.

        Air Terminal Services

        Maytag provides air terminal and ground handling services to the United States Government at 18 locations under seven contracts. Six contracts cover three U.S. military bases in Alaska, Japan, and Korea, and three international airports in Japan, Korea, and Kuwait. Maytag also has one contract servicing 12 international airports in Latin America. Air terminal services contracts are generally for a base period of up to one year, with government options for multiple one-year extension periods. Expiration dates for Maytag's air terminal contracts range from November 2000 to September 2001. Air terminal contracts provide a firm-fixed price for specified services. Discretionary performance-based awards are also available at the five Pacific Rim locations. Air terminal and ground handling services include the loading and unloading of passengers and cargo, transient alert, and flight planning services.

        Base Housing Maintenance

        Maytag provides base housing maintenance services at one United States military base in Japan under a contract which has been extended through January 2001, while the follow-on contract is being competed. The base housing maintenance contract provides for "indefinite quantity pricing" and fixed prices for specified services, with the actual quantities of each item determined by seasonally varying government delivery orders. Base housing maintenance services consist of change of occupancy maintenance for government-provided quarters, including basic interior maintenance, repair, painting, and cleaning.

        Base Operating Support Services

        Maytag provides base operating support (BOS) services at Niagara Falls, NY and Westover, MA Air Reserve Facilities on a subcontracted basis. Under the terms of the subcontracts, Maytag provides, at a firm-fixed price, multi-function services, including fuel management, traffic management, airfield management, vehicle operations and maintenance services, and meteorological services through March and February 2001, respectively, with four pre-priced one-year options. Additionally, Maytag expects to add two more BOS contracts (Youngstown, OH in October 2000 and Willow Grove, PA in November 2000) in Fiscal Year 2001.

        Weather Data Services

        Maytag provides weather observation and/or weather forecasting services at 29 locations within the United States pursuant to 19 contracts with the United States Government and certain local governmental agencies. This includes three weather observation and forecasting contracts and 16 weather observation contracts. The Weather Data contracts provide firm fixed prices for specified services and are generally for a base period of one year, with multiple one-year options at the government's election. Some of Weather Data's existing contracts were extended for a one year period ending September 30, 2001, with remaining extension options ranging up to two periods on a majority of the contracts.

        All of Maytag's government contracts are subject to competitive bidding. Refueling, base housing maintenance, air terminal, and weather forecasting contracts are generally awarded to the offeror with the proposal that represents the "best value" to the government. In a "best value" competition, the proposals are evaluated on the basis of price, past performance history of the offeror, and the merit of the technical proposal, creating a more subjective process. Weather observation contracts are generally awarded to the offeror with the lowest priced technically acceptable proposal.

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

        RPA

        RPA has developed a suite of proprietary software products which it markets to the aviation industry. Its principal products include software products for purchasing, maintenance and inventory ("PMI"), airline passenger revenue accounting ("PRA"), and airline financial accounting ("AFA"). These products have been designed to operate on the IBM AS/400 platform but will also operate in Unix and windows NT environments. RPA generates license fee revenue from the sale of its software packages and receives maintenance revenue from its ongoing support of these products. In addition, RPA generates consulting fees by assisting customers with software solutions and process consulting. Although RPA's software products can be utilized by major airlines, it generally markets it products and services to foreign airlines and domestic second tier and regional airlines. During fiscal 2000, RPA generated a loss of $1.3 million due to lower than expected license fees. RPA's success will depend upon its continuing product development efforts and expansion of its customer base.

        ACQUISITIONS

        BIRMINGHAM, ALABAMA FBO

        Effective September 1, 2000, the Company acquired the assets of an FBO located in Birmingham, Alabama for $6.6 million in cash from Raytheon Aircraft Services, Inc. The company funded the purchase price by borrowing from its acquisition line.

        FORT WAYNE, INDIANA FBO

        Effective April 21, 2000, the Company acquired the assets of an FBO located in Fort Wayne, Indiana for $3.9 million in cash. The Company funded the purchase price by borrowing from its acquisition line.

        TULSA, OKLAHOMA FBO

        On October 22, 1999, the Company acquired certain assets of Air Tulsa, Inc., an FBO located in Tulsa, Oklahoma. Assets acquired included refueling equipment and tank farms utilized in the FBO business, inventory, prepaid expenses and a sublease. The agreement also included a covenant not to compete. Total consideration was $2.4 million in cash which the Company funded under its acquisition line. The agreement included a second closing to occur within eighteen months of the first closing and included the purchase of hangars, buildings and the leasehold for an additional cash consideration of $3.8 million. The second closing took place in July 2000 and was funded under the Company's acquisition line

        CHARLESTON AND JOHN'S ISLAND, SOUTH CAROLINA FBOS

        On October 5, 1999, the Company acquired certain FBO assets of Charleston Equities, Inc. for $700,000 cash. The purchase consolidated the leasehold at Charleston International Airport and includes the leasehold at John's Island Executive Airport.

        MAJOR CUSTOMERS

        During fiscal 2000, EVA Airways Corporation accounted for approximately 14% of cargo operations revenue, National Airlines, Inc. represented approximately 17% of fuel sales and services revenue and approximately 10.6% of consolidated revenue and Tower Air, Inc. represented approximately 10% of fuel sales and services revenue. Tower Air, Inc. filed for bankruptcy protection in February 2000 and is not expected to be a significant fuel sales customer in fiscal 2001. During fiscal 2000, government contract services consisted entirely of revenues from agencies of the United States Government. No other customers accounted for over 10% of Mercury's consolidated revenue or 10% of revenues for any of the five reporting units.


        SEASONAL NATURE OF BUSINESS

        Mercury's commercial fuel sales, FBOs and aircraft support operations are seasonal in nature, being relatively stronger during the months of April through December in its fueling operations and FBOs than during the winter months due in part to weather conditions, and increased during summer months due in part to additional commercial and charter flights. MAC's cargo business is lower during the months of January and February and increases March through December. The cargo business is affected by the patterns of international trade. Operations at military facilities are not seasonal.

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

        ENVIRONMENTAL MATTERS

        Mercury must continuously comply with federal, state and local environmental statutes and regulations associated with its numerous underground fuel storage tanks. These requirements include, among other things, tank and pipe testing for integrity, soil sampling for evidence of leaking and remediation of detected leaks and spills. Other than the $3.4 million spent during the 1999 fiscal year to comply with certain federal mandates regarding below ground fuel tanks (See Item 2 "Properties"), there have been no material capital expenditures nor has there been a material negative impact on Mercury's earnings or competitive position in performing such compliance and related remediation work. In late 1998, Mercury, and many other companies operating on Southern California airports received notice of potential violations of California Environmental Protection Agency - Air Resources Board regulations. This notice alleged that such companies had violated the act by fueling airport service vehicles with Jet A fuel. Mercury immediately brought all of its operations into full compliance with all applicable regulations and has entered into a settlement agreement with the state of California. In addition, it has undertaken a review of federal and state regulations to insure future compliance. The Company has received notice that it may be subject to environmental remediation obligations on property formerly leased by the Company in Anaheim, California. The Company terminated operations on this leased property in fiscal 1987 at which time a closure letter was in effect. While no assurances can be given, the Company does not expect to incur any material obligation pertaining to this matter. Mercury knows of no other basis for any notice of violation or cease and abatement proceeding by any governmental agency as a result of failure to comply with applicable environmental laws and regulations.

        EMPLOYEES

        As of August 31, 2000, Mercury employed 1,864 full-time and 340 part-time persons in its following operating units: fuel sales and services, 75 full-time persons; RPA, 62 full-time persons; cargo operations, 499 full-time and 4 part-time persons; FBOs, 652 full-time and 55 part-time persons; and government contract services, 576 full-time and 281 part-time persons. Maytag has collective bargaining agreements which affect approximately 120 employees in its weather and base support operations. Management believes that, in general, wages, hours, fringe benefits and other conditions of employment offered throughout Mercury's operations are at least equivalent to those found elsewhere in its industry and that its general relationship with its employees is satisfactory.

ITEM 2. PROPERTIES.

        Listed below are the significant properties leased or owned by Mercury as of September 19, 2000:


                               LEASED   ANNUAL       EXPIRATION               ACTIVITY AT                     FACILITY
                             ---------  --------    ------------         ----------------------   ----------------------------------
       LOCATION               OR OWNED  RENTAL       OF LEASE                  FACILITY                      DESCRIPTION
-----------------------      ---------  --------    ------------         ----------------------   ----------------------------------
CORPORATE HEADQUARTERS
5456 McConnell                  Owned     N/A           N/A              Landlord, executive       22,500 sq.ft. building
Los Angeles, California (1)                                              and support personnel
                                                                         offices
MAYTAG  OPERATIONS
6145 Lehman Drive, Suite 300    Owned     N/A           N/A              Landlord, executive       8,000 sq.ft. offices
Colorado Springs, CO (2)                                                 and support personnel
                                                                         offices

RPA BUILDINGS
129 S.W. 36th Court Miami,      Owned     N/A           N/A              Land                      10,846 sq. ft.
FL  (5)

101 S.W. 36th Court             Owned     N/A           N/A              Land                      7,210 sq. ft.
Miami,  FL (5)

119 S.W. 36th Court             Owned     N/A           N/A              Office Building           1,401 sq. ft.
Miami,  FL (5)

115 S.W.  36th Court            Owned     N/A           N/A              Office Building           3,865 sq. ft.
Miami,  FL (5)

2000 N.W. 89th PL               Owned     N/A           N/A              Office Building           22,400 sq. ft.
Miami,  FL                                                                                         Office Building


HARTSFIELD ATLANTA INT'L
AIRPORT
996 Toffie Terrace              Leased    $550,100      Month to month   Cargo handling            71,100 sq. ft. of cargo warehouse
Atlanta,  GA (3)                                                         warehouse with            facility with 3,350 sq. ft. of
                                                                         offices                   offices on 5.3 acres

Cargo Building "A"              Leased    $924,061      December 2010    Cargo handling            60,597 sq. ft. of cargo warehouse
South Cargo Area (4)                                                     warehouse with offices    facility with 9,785  of Office
                                                                                                   Space on 2.4 acres of land

LOS ANGELES INT'L AIRPORT
6851 W. Imperial Highway,       Leased    $469,000      Month-to-month   Cargo hangar, with        60,000 sq.ft. of  offices and
Los Angeles,  CA                                                         offices and executive     cargo warehouse facility on 5.5 .
                                                                         offices rented to         acres
                                                                         customers

6060 Avion Drive                Leased    $2,097,000    June             Cargo handling            207,000 sq.ft. offices and cargo
Los Angeles,                                            2006             warehouse with offices    warehouse facility
CA

LESTER B. PEARSON INT'L
AIRPORT
Building D                      Leased    $378,000      Month to month   Cargo handling            28,445 sq. ft. warehouse space
Toronto,  AMF                                                            warehouse with offices    and 5,721 sq. ft. of offices
Ontario

Concession 6                    Leased    $121,800      November         Cargo handling            9,000 sq. ft. office space and
East Hurontario St. (4)                                 2010             warehouse with offices    48,360 sq. ft. of warehouse space


DORVAL INT'L AIRPORT
800 Stuart Graham Blvd. South   Leased    $489,000      November         Cargo handling            51,000 sq.ft. warehouse and 2,432
Dorval, Quebec (6)                                      2007             warehouse with offices    sq.ft. of office space


MIRABEL INT'L AIRPORT
12005, Rue Cargo                Leased    $83,000       November         Cargo handling            12,500 sq.ft. warehouse
A-3, Suite 102                                          2005             warehouse with offices
Mirabel, Quebec

LOS ANGELES INT'L AIRPORT
7000 World Way West Los         Leased    $333,000      Month-to-month   Service and refueling     2,000 sq.ft. of executive
Angeles, CA                                                              of private aircraft       terminal on 1.93 acres

ONTARIO INT'L AIRPORT
2161 East Avion                 Leased    $226,000      April            Landlord, service and     60,000 sq. ft. of
Ontario, CA                                             2008             refueling of              offices and hangars on  15.4
                                                                         commercial and private    acres
                                                                         aircraft
BAKERSFIELD AIRPORT
1550 Skyway Drive               Leased    $137,000      May              Landlord, service and     Executive offices, terminal and
Bakersfield, CA (6)                                     2020             refueling of              hangars on 6.14 acres
                                                                         commercial and private
                                                                         aircraft

BURBANK-GLENDALE-PASADENA
AIRPORT
4301/4405/4407/4409             Leased    $1,604,000    April            Landlord, service and     156,200 sq. ft. of offices,
/4411/4531                                              2025             refueling of              hangars, and shop facilities
Empire Avenue                                                            commercial                74,612 sq. ft. of offices,
10660/10670/10700/10750                                                  and private aircraft      hangars and shop facilities on
/10760/10800/10820                                                                                 16.3 acres
Sherman Way, Burbank, CA

6920 Vineland Ave. No.          Leased     $164,000     Month to month   Landlord, service and     5,200 sq. ft. of offices, hangars
Hollywood, CA                                                            refueling of              and shop facilities
                                                                         commercial and private
                                                                         aircraft

CHARLESTON INTERNATIONAL
AIRPORT
6060 S Aviation Wy.             Leased     $161,160     August           Terminal, office, and     103,000 sq. ft. of Offices,
N. Charleston, SC                                       2007             hangars                   hangars and parking area

6070 Perimeter.                 Leased     $11,680      November         Building and hanger       Hangars, building, shop
N. Charleston, SC                                       2000             space                     facilities and parking areas

Johns Island Airport            Leased     $26,130      May              Terminal, office, and     consisting of  6.6 acres 285,200
2700 Fort Trenholm                                      2004             hanger space              sq. feet on 6.54 acres
Johns Island, SC

SANTA BARBARA MUNICIPAL
AIRPORT
404 Moffet Road                 Leased     $9,360       Month-to-month   Landlord, service,        8 T-Hangar space  totaling
Goleta, CA                                                               maintenance, and          28,413 sq. ft.
                                                                         refueling of
                                                                         commercial and private
                                                                         aircraft

404 Moffet Road                 Leases     $56,000      Month-to-month   Building space            9,360 sq. ft of building space
Goleta, CA
(Building 124 &126)

204 Moffett Place               Lease      $28,920      Month-to-month   Building space and        10,370 sq. ft. office space and
Goleta, CA                                                               parking spaces            10 parking spaces
Building 121

302 Moffet Place                Lease      $39,580      Month-to-month   Building space            3,120 sq. ft office space
Goleta, CA
Building 122

FRESNO YOSEMITE INT'L AIRPORT
5045 E. Anderson Avenue         Leased     $74,000      April            Landlord, service and     8.47 acres.
Fresno, CA                                              2020             refueling of
                                                                         commercial and private
                                                                         aircraft

5045 E. Anderson Avenue         Leased    $3,000        February         Landlord, service and     250 sq. ft. of general office/
Fresno, CA                                              2001             refueling of              storage
                                                                         commercial and private
                                                                         aircraft

5045 E. Anderson Avenue         Leased    $67,000       August           Terminal, office and      Hangars and offices on 2.16 acres
Fresno, CA                                              2006             hangar facility

5045 E. Anderson Avenue         Leased    $6,000        October          Refueling of private      12,320 sq.ft. fuel farm
Fresno, CA                                              2000             and commercial aircraft

5045 E. Anderson Avenue         eased     115,000       May              Hangar and commercial     22,000 sq.ft. office space on
Fresno, CA                                              2005             office space              19.26 acres

WM. B. HARTSFIELD
INT'L AIRPORT
1200 Toffie Terrace             Leased    $107,000      March            Landlord, service and     4,800 sq.ft. of offices and ramp
Atlanta, GA                                             2002             refueling of              area on 11.2 acres
                                                                         commercial and private
                                                                         aircraft

DEKALB-PEACHTREE AIRPORT
1951 Airport Road               Leased    $219,000      November         Landlord, service and     164,288 sq.ft. of offices and
Atlanta, GA (6)                                         2006             refueling of              hangars on 22.46 acres
                                                                         commercial and private
                                                                         aircraft

L.G. HANSCOM FIELD AIRPORT
180 Hamscom Drive               Leased    $332,465      May              Landlord, service,        302, 078 sq. ft.  of offices,
Bedford, MA (6)                                         2012             maintenance and           terminal, hangars, and land.
                                                                         refueling of
                                                                         commercial and private
                                                                         aircraft

RENO CANNON INT'L AIRPORT
655 So. Rock Blvd.  Reno, NV    Building    $13,000     June             Landlord, service and     33,000 sq.ft. of hangars and
                                owned,land              2017             refueling of              administrative building on 23.7
                                rented                                   commercial, private       acres of land
                                                                         and military aircraft

ADDISON AIRPORT
4400 Glenn Curtiss Dr.          Leased    $314,000      September        Landlord, service and     49,472 sq. ft. of offices and
Dallas, TX  (6)                                         2021             refueling of              hangars on 2.80 acres
                                                                         commercial and private
                                                                         aircraft

4400 Glenn Curtiss Dr.          Leased    $52,000       June             Landlord, service and     57,949 sq.ft. of offices and
Dallas, TX                                              2022             refueling of              hangar space on 6.28 acres
(6)                                                                      commercial and private
                                                                         aircraft

4400 Glenn Curtiss Dr.          Leased    $8,000        July             Landlord, service and     12,600 sq.ft. of offices and
Dallas, TX                                              2021             refueling of              hangar space
(6)                                                                      commercial and private
                                                                         aircraft
4400 Glenn Curtis Dr.           Leased    $28,000       December         Fuel farm
Dallas, TX (6)                                          2000

CORPUS CHRISTI
355 Pinson Drive                Leased    $19,000       October          Landlord, service and     66,096 sq.ft. of
Corpus Christi, TX (6)                                  2009             refueling of              offices and hangars on 6.69 acres
                                                                         commercial and private
                                                                         aircraft

NASHVILLE INT'L AIRPORT
635 Hangar Lane                 Leased    $247,000      June             Landlord, service and     Office and hangars on 38.69 acres
Nashville, TN                                           2012             refueling of
                                                                         commercial and private
                                                                         aircraft

JACKSON INT'L
AIRPORT

110 S. Hangar Drive             Leased    $107,000      February         Landlord, service and     Office and hangars on 7 acres
Jackson, MS  39208 (6)                                  2006             refueling of
                                                                         commercial and private
                                                                         aircraft
TULSA INT'L
AIRPORT
7500 E. Apache                  Leased    $73,000       April            Landlord, service and     Office and hangars on 11.23 acres
Tulsa, OK 74115                                         2019             refueling of
Hangar 1&2                                                               commercial and private
                                                                         aircraft

7500 E. Apache                  Leased    $22,000       April            Landlord, service and     Land consisting of 5.23 acres
Tulsa, OK 74115 Hangar 22 &                             2019             refueling of
26                                                                       commercial and private
                                                                         aircraft

7500 E. Apache                  Leased    $62,000       June             Landlord, service and     Office and hangars on 5.23 acres
Tulsa, OK 74115                                         2011             refueling of
Hangar 22 & 26                                                           commercial and private
                                                                         aircraft

7500 E. Apache                  Leased    $11,000       June             Landlord, service and     Hangar space on 6.18 acres
Tulsa, OK 74115                                         2016             refueling of
Hangar 18                                                                commercial and private
                                                                         aircraft

7500 E. Apache                  Leased    $36,000       January          Landlord, service and     Hangar space on 14,000 sq. ft.
Tulsa, OK 74115                                         2001             refueling of
Hangar 4                                                                 commercial and private
                                                                         aircraft

FORT WAYNE AIRPORT
Fort Wayne-Allen County         Leased    $43,650       December         Landlord, service and     Office, hangars, and ramp space
Airport Authority                                       2003             refueling of              on 172,734  sq. ft of land
Hangar 37,41, 41A Building                                               commercial and private
28                                                                       aircraft

Fort Wayne-Allen County         Leased    $66,700       December         Landlord, service and     234,451 sq. ft. of  office,
Airport Authority                                        2003            refueling of              hangar, parking and ramp space
Hangar 40, 43                                                            commercial and private
                                                                         aircraft

Fort Wayne-Allen County         Leased    $54,900       November         Landlord, service and     49,500 sq. ft of hangar, ramp and
Airport Authority                                       2004             refueling of              parking space
Hangar 42                                                                commercial and private
                                                                         aircraft

Fort Wayne-Allen County         Leased    $40,400       October          Landlord, service and     Aircraft hangar space consisting
Airport Authority                                        2016            refueling of              of 53,658 sq. ft.
Hangar 45                                                                commercial and private
                                                                         aircraft

Fort Wayne-Allen County         Leased    $8,600        August           Landlord, service and     Aircraft hangar space consisting
Airport Authority                                       2002             refueling of              of 4,000 sq. ft.
Hangar D                                                                 commercial and private
                                                                         aircraft

Fort Wayne-Allen County         Leased    $2,100        Month to month   Landlord, service and     2,500 sq. ft. of Aircraft hangar
Airport Authority                                                        refueling of              space
T-Hangar                                                                 commercial and private
                                                                         aircraft

Fort Wayne-Allen County         Leased    $21,400       November         Landlord, service and     115,128 sq. ft.  of space used
Airport Authority                                       2004             refueling of              for parking, ramp and hangar
Parcel No. 1,2, & 3                                                      commercial and private    space
                                                                         aircraft

Fort Wayne-                     Leased    $100          December         Landlord, service and     Fuel Farm Consisting of 57,000
Allen County Airport                                    2005             refueling of              sq. ft.
Authority                                                                commercial and private
                                                                         aircraft
BIRMINGHAM AIRPORT
Birmingham Airport              Leased    $140,400      August           Landlord, service and     Office, hangar, storage, and ramp
                                                         2021            refueling of              space on  29.30 acres
                                                                         commercial and private
                                                                         aircraft

(1) This property was purchased in April 1994 for $1,800,000 and is subject to a first mortgage to Sanwa Bank in the sum of $449,000 at June 30, 2000 repayable in equal monthly installments of principal of $9,750, plus interest at 7.5% per annum, the last payment due in April 2004.

(2) This property was purchased in May 1995 for $515,000 and is subject to a first mortgage to U.S. Bank in the sum of $347,000 at June 30, 2000 repayable with interest at 9% in equal monthly installments of approximately $4,450, the last payment due May 2010.

(3) This lease is subject to the right of Delta to exercise an option to acquire the property upon a two-year notice.

(4)     Term date is subject to change upon completion of Tenant Improvements.

(5) Leased to R&M Investment Corporation under a lease dated July 2, 1999 with an option to purchase.

(6) The leasehold interest is subject to security interest granted to Fleet National Bank f/k/a Bank Boston.

                At most commercial airports where Mercury operates FBOs, Mercury maintains its own fuel storage capabilities. Effective January 1, 2000, Mercury has replaced, retrofit or closed most of its existing underground fuel storage facilities in order to comply with applicable federal regulations. See "Business--Environmental Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The following table summarizes Mercury's existing fuel storage facilities.

                                                       Approximate
                                                        Capacity
Location                                               (gallons)
-----------------------                       ----------------------------
Los Angeles, California                       311,000(UG)(1)
Bakersfield, California                       98,000(62,000 AG; 36,000 UG)
Burbank, California                           --(2)
Santa Barbara, California                     --(3)
Reno, Nevada                                  99,000(AG)(4)
Ontario, California                           88,000(UG)(1)
Dallas, Texas                                 57,000(UG)(5)
Corpus Christi, Texas                         25,000(AG)(4)
Atlanta, Georgia (Hartsfield)                 48,000(AG)(4)
Atlanta, Georgia (Peachtree)                  48,000(AG)(4)
Fresno, California                            73,000(AG)
Bedford, Massachusetts                        30,000(AG)(4)
Nashville, Tennessee                          37,000(AG)
Charleston, South Carolina                    38,000(AG)
Jackson, Mississippi                          43,000(AG)(6)
Tulsa, Oklahoma                               126,000 (UG)(4)
Fort Wayne, Indiana                           171,000 (AG)(4)
John's Island, South Carolina                 18,000(UG)(1)
Birmingham, Alabama                           145,500 (AG)(4)

(AG) = Above-ground fuel storage (UG) = Under-ground fuel storage (1) Retrofit of existing system.
(2) System closed with consortium fuel farm used as an alternative.
(3) Interim operations without a fuel farm, new above ground fuel farm approved and will be installed within 12 months. (4) No modification required.
(5) Facility owned by a third-party who completed required modifications.
(6) Presently use a third party tank form consortium, for balance of requirement.

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

ITEM 3. LEGAL PROCEEDINGS.

        In connection with the Chapter 7 bankruptcy filing for Western Pacific Airlines, Inc., "WPAI", the Company received a letter, dated August 25, 1999, from the bankruptcy trustee's attorneys making a formal demand for recovery of alleged preference payments of approximately $11.4 million. This amount represents cash received for payment of fuel and sales during the 90 days prior to WPAI's initial bankruptcy filing. Subsequently the trustee filed suit in the United States District Court for the District of Colorado on October 1, 1999. The Company believes it has strong defenses based on the transaction 1) being made in the ordinary course of business, and 2) involving an exchange for new value. At the same time, Mercury received notice of a claim by the trustee for $1.1 million against Compass Bank for funds paid pursuant to a loan between Compass and WPAI, which the Company guaranteed. The trustee also filed suit in this case on October 1, 1999. The Company has undertaken to defend this matter and believes it has strong defenses based on the transaction being made in the ordinary course of business.

        In October 1999, Mr. Rene Perez, formerly the president of RPA, notified the Company of certain alleged violations of his employment contract dated February 28, 1998 between the Company, RPA and Mr. Perez asserting among other things constructive termination. The Company subsequently filed a suit seeking declaratory relief regarding the employment contract in the United States District Court for Northern California (San Francisco) in November 1999. The Company subsequently amended, on November 30, 1999, that suit as a result of its investigation seeking damages against Mr. Perez. This case was transferred to the United States District court for the Southern District of New York (New York
City) on March 27, 2000. Mr. Perez filed a lawsuit, which was filed in November 1999 and served in December 1999, on the Circuit Court of the 11th Judicial Circuit in Dade County, Florida seeking damages in excess of the jurisdictional limit. This case is now in the discovery phase. The Company believes that the claims of Mr. Perez are without merit and that it has a strong case against Mr. Perez.

        Mercury filed a collection action against AER Global Logistics ("AER") in April 2000 in the state of New York. AER filed a counterclaim for $1,000,000 alleging among other things, tortious interference with contract. Mercury believes that this claim is without merit.



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

                                                           High       Low
                                                        ---------  ---------
FISCAL 2000:
Quarter ended September 30, 1999 .................      $   7.63   $   6.13
Quarter ended December 31, 1999 ..................          8.25       5.63
Quarter ended March 31,2000 ......................          9.50       6.13
Quarter ended June 30, 2000 ......................          7.75       4.63

FISCAL 1999:
Quarter ended September 30, 1998 .................      $   8.19   $   6.38
Quarter ended December 31, 1998 ..................          8.63       6.44
Quarter ended March 31,1999 ......................          8.69       6.13
Quarter ended June 30, 1999 ......................          6.88       6.25


        As of September 18, 2000 there were approximately 336 holders of record.

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

                               YEAR ENDED JUNE 30,
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     2000            1999            1998            1997           1996
                                   --------        --------        --------        --------       ---------
Operating Data

Sales and Revenues                $ 338,742       $ 224,675       $ 240,111       $ 279,380       $ 225,374

Costs and Expenses                  305,629         192,652         211,981         256,310         206,960
                                   --------        --------        --------        --------       ---------

 Gross Margin                        33,113          32,023          28,130          23,070          18,414

Selling, General and
Administrative Expenses               7,223           7,118           6,007           6,296           5,106


Provision for Bad Debts               5,408           1,721           1,971           1,810             945

Depreciation and                      9,405           8,499           5,194           3,953           2,818
Amortization

Loss Resulting from                      --              --           7,050              --              --
Bankruptcy of a Customer

Interest Expense                      6,340           4,380           3,542           3,393           2,375

Other Expense (Income)                 (194)           (222)           (595)            370            (596)
                                   --------        --------        --------        --------       ---------

Income before Income Taxes            4,931          10,527           4,961           7,248           7,766

Provision for Income Taxes            1,923           4,105           1,934           2,869           3,086
                                   --------        --------        --------        --------       ---------

Net Income Before
Extraordinary Items                   3,008           6,422           3,027           4,379           4,680

Extraordinary Item                     (979)           (483)             --              --              --
                                   --------        --------        --------        --------       ---------

Net Income                        $   2,029       $   5,939       $   3,027       $   4,379       $   4,680
                                   ========        ========       =========       =========       =========

Net Income Per Share:

Basic:
   Before extraordinary item      $     .46       $    0.96       $    0.42       $    0.58       $    0.63
   Extraordinary item                  (.15)           (.07)             --              --              --
                                   --------        --------        --------        --------       ---------
   Net  income                    $     .31       $    0.89       $    0.42       $    0.58       $    0.63
                                   ========        ========       =========       =========       =========
Diluted:
   Before extraordinary item      $     .43       $    0.73       $    0.38       $    0.49       $    0.56
   Extraordinary item                  (.13)           (.05)             --              --              --
                                   --------        --------        --------        --------       ---------
   Net  income                    $     .30       $    0.68       $    0.38       $    0.49       $    0.56
                                   ========        ========       =========       =========       =========

                                -------------------------------------------------------------------

                                                         AT JUNE 30,
BALANCE SHEET DATA                2000           1999         1998           1997          1996
                                -------------------------------------------------------------------
Total Assets                    $135,115      $127,302      $111,741      $ 92,637      $ 79,123

Short-Term Debt
(including current                 6,936         6,806         3,732         1,878         2,555
portion of long-term debt)

Long-Term Debt                    42,358        44,285        30,619        15,195         6,893

Subordinated Debt                 22,844            --            --            --            --


Convertible Subordinated
Debentures                            --        19,852        28,090        28,115        28,115

Dividends per Common Share            --            --          .013         .0425         .0425



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


        RESULTS OF OPERATIONS - FISCAL 2000, 1999 AND 1998

        The following tables set forth, for the periods indicated, the revenue and gross margin for each of the Company's five operating units, as well as selected other financial statement data.


                                                      Year Ended June 30,
                                  -----------------------------------------------------------------
                                                        ($ in millions)
                                  -----------------------------------------------------------------
                                         2000                   1999                  1998

                                               % of                   % of                   % of
                                               Total                  Total                  Total
                                  Amount      Revenues     Amount    Revenues    Amount     Revenues
                                  -----------------------------------------------------------------
Revenues:

Fuel Sales and Services (2)       $  202.8         59.9%    $  111.3         49.5%    $  148.2        61.7%

FBOs                                  73.7         21.7         53.9         24.1         51.8        21.6

Cargo Operations                      32.5          9.6         27.7         12.3         21.5         8.9

Government Contract Services          25.3          7.5         25.4         11.3         17.0         7.1

RPA (2)                                4.4          1.3          6.4          2.8          1.6         0.7
                                  --------     --------     --------     --------     --------     -------

                                  $  338.7        100%      $  224.7        100%      $  240.1       100%
 Total Revenues                   ========     ========     ========     ========     ========     =======

                                                         % of                  % of                   % of
                                                         Unit                   Unit                   Unit
                                            Amount     Revenues     Amount    Revenues    Amount     Revenues
                                           -------------------------------------------------------------------
Gross Margin (1):

Fuel Sales and Services (2)                $   7.9        3.9%     $   8.9       8.0%    $   7.0       4.7%

FBOs                                          11.5       15.6         11.3      21.0        11.1      21.3

Cargo Operations                              10.0       30.7          5.7      20.7         5.3      24.8

Government Contract Services                   5.0       19.9          5.3      20.8         4.5      26.7

RPA (2)                                       (1.3)     (29.5)         0.8      12.5         0.2      12.1
                                           -------     -------     -------    -------     -------    -------

    Total Gross Margin                     $  33.1        9.8%     $  32.0      14.3%    $  28.1      11.7%
                                           =======     =======     ========   =======    =======     =======


                                                        % of                   % of                   % of
                                                        Total                  Total                  Total
                                            Amount     Revenues     Amount    Revenues    Amount     Revenues

                                           -------------------------------------------------------------------

Selling, General and                       $   7.2        2.1%     $   7.1       3.2%    $   6.0       2.5%
Administrative

Provision for Bad Debts                        5.4        1.6          1.7       0.8         2.0       0.8

Depreciation and Amortization                  9.4        2.8          8.5       3.8         5.2       2.2

Loss Resulting from Bankruptcy                 --         --           --        --          7.1       2.9
of a Customer

Interest Expense and Other                     6.2        1.8          4.2       1.9         2.9       1.3


Income before Income Taxes                     4.9        1.5         10.5       4.7         4.9       2.1

Provision for Income Taxes                     1.9        0.6          4.1       1.9         1.9       0.8

Net Income before Extraordinary
Item                                           3.0        0.9          6.4       2.9         3.0       1.3

Extraordinary Items                           (1.0)      (0.3)        (0.5)     (0.2)         --        --
                                           -------     -------      -------   -------     -------    -------

Net Income                                 $   2.0        0.6%     $   5.9       2.6%    $   3.0       1.3%
                                           =======     =======     ========   =======    =======     =======

(1) Gross Margin as used here and throughout Management's discussion excludes depreciation and amortization and selling, general and administrative expenses.

(2) Revenue and gross margin for fuel sales and services in fiscal 1999 and fiscal 1998 has been adjusted to exclude RPA, which has been classified as a separate operating unit.


Fiscal Year Ended June 30, 2000 Compared to Fiscal Year Ended June 30, 1999

        Revenue increased 50.8% to $338.7 million in fiscal 2000 from $224.7 million in fiscal 1999 due to higher fuel prices and higher volume of fuel sold. Gross Margin increased 3.4% to $33.1 million in fiscal 2000 from $32.0 million in fiscal 1999.

        Revenue from fuel sales and services represented 59.9% of total revenue in fiscal 2000 compared to 49.5% of total revenue in fiscal 1999. Revenue from fuel sales and services increased 82.3% in fiscal 2000 to $202.8 million from $111.3 million in fiscal 1999. The increase in revenue from fuel sales and services was due to an increase of 22.3% in volume of fuel sold and an increase of 43.0% in the price of fuel sold. Gross margin from fuel sales and services decreased by 11.3% to $7.9 million in fiscal 2000 from $8.9 million in fiscal 1999 primarily due to lower per gallon margins caused by rising fuel prices. Revenues and gross margin from fuel sales and services includes the activities of Mercury's contract fueling business and related fuel management services.

        Revenue from FBOs increased in fiscal 2000 by 36.9% to $73.7 million from $53.9 million in fiscal 1999. The increase in revenue in fiscal 2000 was primarily due to the addition of FBOs in Tulsa, Oklahoma; Charleston and John's Island, South Carolina; and Fort Wayne, Indiana in addition to higher fuel prices. Gross margin increased 2.1% in fiscal 2000 to $11.5 million from $11.3 million in fiscal 1999. Gross margin as a percentage of revenue decreased in fiscal 2000 to 15.6% from 21.0% in fiscal 1999 due to higher fuel prices and lower per gallon fuel margins.

        Revenue from Cargo operations increased 17.1% in fiscal 2000 to $32.5 million from $27.7 million in fiscal 1999. The increase was primarily attributable to higher space brokerage revenue and higher handling revenue at LAX. Gross margin increased 73.5% in fiscal 2000 to $10.0 million from $5.7 million in fiscal 1999. The increase in gross margin in fiscal 2000 was primarily due to higher space brokerage revenue, higher handling revenues at LAX and elimination of losses at the Miami cargo location, which was sold in March 1999.

        Revenue from government contract services declined marginally in fiscal 2000 to $25.3 million from $25.4 million in fiscal 1999. Gross margin from government contract services declined in fiscal 2000 by 5% to $5.0 million from $5.3 million in fiscal 1999 primarily due to lower margins from Weather Data contracts.

        Revenue from RPA declined 31.1% in fiscal 2000 to $4.4 million from $6.4 million in fiscal 1999 due to lower license fee revenues. Gross margin declined in fiscal 2000 to a loss of $1.3 million compared to gross margin of $0.8 million in fiscal 1999 based on lower revenue. RPA is a developer and installer of proprietary airline revenue accounting and related software. RPA's future success will depend upon its development of products and its ability to extend its customer base.

        Selling general and administrative expenses increased by 1.5% to $7.2 million in fiscal 2000 from $7.1 million in fiscal 1999.

        Provision for bad debts increased 214.2% in fiscal 2000 to $5.4 million from $1.7 million in fiscal 1999 due to a $2.7 million write off of Tower Air, Inc's receivable ( as a result of its bankruptcy), significantly higher sales in fiscal 2000 and greater exposure due to significantly higher fuel prices during fiscal 2000 which has created a greater risk of loss due to potential bad debts related to certain airline accounts. Future periods may continue to be impacted by higher reserve requirements.

        Depreciation and amortization expense increased 10.7% in fiscal 2000 to $9.4 million from $8.5 million in fiscal 1999 primarily due to the Burbank FBO expansion during fiscal 1999, acquisitions of Jackson and Charleston FBOs in fiscal 1999, acquisition of Tulsa FBO in October 1999 and various capital expenditures.

        Interest expense (net) increased 47.8% in fiscal 2000 to $6.2 million from $4.2 million in fiscal 1999 due to higher interest rates and higher average outstanding borrowings.

        Income tax expense approximated 39.0% of pretax income in both fiscal 2000 and fiscal 1999 reflecting the expected effective annual income tax rate.

        The extraordinary item of $979,000 in fiscal 2000 consisted of charges associated with the redemption of the Company's 7 3/4% convertible subordinated debentures in September 1999. The charge includes a $780,000 redemption premium plus write off of capitalized fees of $824,000 less the related tax benefit of $625,000. The extraordinary item of $483,000 in fiscal 1999 consisted of a charge of $792,000 related to the cost of repurchasing and retiring convertible subordinated debentures in excess of par value plus write off of related bond issuance costs net of the related income tax benefit of $309,000.

Fiscal Year Ended June 30, 1999 Compared to Fiscal Year Ended June 30, 1998

        Revenue decreased 6.4% to $224.7 million in fiscal 1999 from $240.1 million in fiscal 1998, primarily due to lower fuel prices and lower fuel volume. However, gross margin increased 13.8% to $32.0 million in fiscal 1999 from $28.1 million in fiscal 1998.

        Revenue from fuel sales and services represented 49.5 % of total revenue in fiscal 1999 compared to 61.7% of total revenue in fiscal 1998. Revenue from fuel sales and services in fiscal 1999 decreased 24.9% to $111.3 million from $148.2 million in fiscal 1998. The decrease in revenue from fuel sales and services was due to a decrease in both the price of fuel and volume of fuel sold. Volume declined approximately 32 million gallons all of which was related to Western Pacific Airline, Inc. (WPAI). The loss of WPAI's business occurred in February 1998 when the carrier ceased operations. Average fuel prices decreased approximately 12% in fiscal 1999 as compared to fiscal 1998. Gross margin from fuel sales and services was $8.9 million in fiscal 1999 compared to $7.0 million in fiscal 1998 or, as a percentage of revenue, 8.0% in fiscal 1999 and 4.7 % in fiscal 1998. Higher per gallon fuel margins caused by lower fuel prices increased gross margin as a percentage of revenue in fiscal 1999 as compared to fiscal 1998.

        Revenue from FBOs in fiscal 1999 increased 3.8% to $53.9 million from $51.8 million in fiscal 1998. The increase in revenue from FBOs was primarily due to the addition of an FBO in Charleston, South Carolina in October 1998 and an FBO in Jackson, Mississippi in December 1998. Gross Margin from FBOs in fiscal 1999 increased 2.1% to $11.3 million from $11.1 million in fiscal 1998 due to higher per gallon fuel margins.

        Revenue from cargo operations in fiscal 1999 increased 28.9% to $27.7 million from $21.5 million in fiscal 1998. The increase was primarily attributable to higher cargo handling revenue at LAX due to the expansion of facilities which occurred during the fourth quarter or fiscal 1998, and the addition of the

Atlanta facility, which was acquired in April 1998. Gross margin from cargo operations in fiscal 1999 increased 7.7% to $5.7 million from $5.3 million in fiscal 1998 primarily due to higher handling revenue partially offset by increased losses at Floracool in Miami and lower space brokerage revenue. In March 1999, the Company sold its Miami cargo operations. Gross margin as a percentage of revenue in fiscal 1999 decreased to 20.7% from 24.8% in fiscal 1998 primarily due to higher losses in the Miami operations and lower space brokerage activity.

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

        Revenue from RPA was $6.4 million in fiscal 1999 compared to $1.6 million recognized during the four month period subsequent to its acquisition in February 1998. Gross margin from RPA was $0.8 million in fiscal 1999 compared to $0.2 million in fiscal 1998.

        Selling, general and administrative expenses in fiscal 1999 increased 18.5% to $7.1 million from $6.0 million in fiscal 1998 primarily due to higher compensation expense.

        Provision for bad debts in fiscal 1999 declined 12.7% to $1.7 million from $2.0 million in fiscal 1998 reflecting lower bad debt allowance requirements attributable in part to lower fuel sales.

        Depreciation and amortization expense in fiscal 1999 increased 63.6% to $8.5 million from $5.2 million in fiscal 1998. The increase in the current period is related primarily to the LAX cargo warehouse added in April 1998, the Burbank FBO expansion substantially completed in February 1999 and acquisitions during the current fiscal year.

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

        The extraordinary item of $483,000 in fiscal 1999 consists of a charge of $792,000, primarily related to the cost of repurchasing and retiring convertible subordinated debentures in excess of par value plus the write off of related bond issuance costs, net of the related income tax benefit of $309,000.

        LIQUIDITY AND CAPITAL RESOURCES

        Mercury has historically financed its operations primarily through operating cash flow, bank debt and various public and private placement of bonds and subordinated debt. Mercury's cash balance at June 30, 2000 was $2,143,000.

        Net cash provided by operating activities was $16,929,000 during fiscal 2000. The primary source of net cash provided by operating activities was net income plus depreciation and amortization totaling $11,434,000, bad debt expense of $5,408,000 and an increase in accounts payable of $4,799,000. The primary use of cash from operating activities was an increase in trade and other accounts receivable of $3,594,000.

        Net cash used in investing activities was $18,648,000 during fiscal 2000. The primary uses of cash from investing activities included $10,971,000 in additions to property, equipment and leaseholds, $7,000,000 in acquisitions of businesses, net of cash acquired and addition to other assets of $1,607,000.

        Net cash used in financing activities was $935,000 during fiscal 2000. The primary source of cash from financing activities during this period was proceeds from senior subordinated note of $24,000,000 and proceeds from long-term debt of $10,648,000. The primary use of cash from financing activities was the reduction in convertible subordinated debentures of $19,534,000 and reduction of long-term debt of $12,445,000 .

        On September 10, 1999, the Company issued, in a private placement, $24,000,000 Senior Subordinated 12% Note ("the Note") due 2006 with detachable warrants to acquire 503,126 shares of the Company's common stock exercisable at $6.50 per share for seven years. Proceeds of the Note were used primarily to redeem $19,509,000 of the Company's 7 3/4% convertible subordinated debentures due February 1, 2006 plus a redemption premium of 4% totaling $780,000, pay accrued interest and pay expenses of the transaction. The Note balance is net of warrants valued at $1,306,000 less $150,000 amortized as interest expense in fiscal 2000.

        On March 2, 1999, the Company entered into an $80,000,000 senior secured credit facility with a consortium of four banks. At June 30, 2000, this facility includes up to $40,000,000 Revolving Credit ("Revolving Credit"), a term loan with a balance of $19,875,000 ("Term Loan") and an acquisition facility of up to $18,000,000 ("Acquisition Facility"). These facilities mature in March 2004. The Term Loan is payable over five years in quarterly installments of principal of $1,000,000 in year one with quarterly installments increasing each year thereafter by $125,000 with a final installment in March 2004. Balances outstanding under the Revolving Credit and Acquisition Facility will be due in March 2004. Interest rates may vary depending upon the Company's leverage ratio, however, the cost has been the Eurodollar rate plus 1.75% or the Banks base rate (equivalent to the prime rate which is 9.5%). At June 30, 2000 current portion of long-term debt pertaining to this facility is $4,625,000 and long-term debt includes $15,250,000 of the Term Loan and $9,928,000 of the Acquisition Facility. Subsequent to June 30, 2000, the Acquisition line was increased to $23,000,00 and the Revolver was reduced to $35,000,000.

        On April 2, 1998, the Company raised $19.0 million from a tax exempt bond financing pursuant to a loan agreement between the Company and the California Economic Development Financing Authority, ("CEDFA"). These funds were obtained to finance the Company's LAX Cargo warehouse expansion and expansion of its Burbank FBO. The loan carries a variable rate which is based on a weekly remarketing of the tax exempt bonds issued by CEDFA. Since the issuance of the bond, the per annum interest rate has averaged 3.15% through June 30, 2000. The Company's senior bank group has issued a one-year, renewable letter of credit in the amount of approximately $17.8 million to secure the Company's obligations under the loan agreement. Principal payments of $500,000 are payable semi-annually with a redemption of $4.0 million at the end of the fifteenth year. At June 30, 2000, the balance was $17.0 million.

        The Company's accounts receivable balance was $48,320,000 at June 30, 2000 and $50,134,000 at June 30, 1999. In addition, a note receivable of approximately $824,000 at June 30, 2000 is due from a former customer of the Company, Saeta, an Ecuadorian Airline, for the purchase of fuel. Due to political and financial crisis in Ecuador, Saeta has defaulted on its monthly payment obligation of approximately $48,000 since January 2000, with the exception of one $10,000 payment received in February 2000. The Company has initiated legal action and has obtained a default judgement against individual guarantors in the U.S. and is proceeding against Saeta in Ecuador. While no assurance can be given, the Company believes some portion of the note will ultimately be collected. Bad debt reserves will include a continuing assessment of the collectability of the Saeta note. Accounts receivable days outstanding for the quarters ended June 30, 2000 and June 30 1999 were 52 and 74 days, respectively, based upon consolidated revenue for each period. Accounts receivable days outstanding decreased primarily due to fuel sales and services revenue increasing to 59.9% of total revenue in fiscal 2000 from 49.5% in the year ago period. Accounts receivable days outstanding are impacted by a high volume of fuel brokerage which is reported in revenues on a net margin basis and a high concentration of fuel sales to customers with extended payment terms. Allowance for doubtful accounts increased to $2,550,000 at June 30, 2000 from $1,953,000 at June 30, 1999.

        From June 1999 to June 30, 2000, per gallon fuel costs rose approximately 67%. Significantly higher fuel prices for an extended period of time have a negative impact on the aviation industry as it increases the airlines operating expenses. Smaller, less well capitalized airlines may be more seriously impacted. The current fiscal year includes a bad debt expense of $5.4 million, including $2.7 million resulting from the bankruptcy of Tower Air, Inc., and an additional bad debt provision of $2.7 million due to higher fuel prices affecting the aviation industry. The bad debt provision in fiscal 1999 was $1.7 million. The increase in the general bad debt reserve resulted from significantly higher fuel prices during the current fiscal year which have created a greater risk of loss due to potential bad debts related to certain airline accounts. Future periods may continue to be impacted by higher reserve requirements related to potential bankruptcies.

        The Company's recurring capital expenditure requirements have been related to the acquisition of refueling and ground handling equipment for both commercial and government contract services operations. During fiscal 1998, 1999 and 2000, respectively, the Company spent approximately $3,000,000, $2,100,000 and $2,700,000 to purchase refueling and ground handling equipment for its commercial and government contract services operations. During the last three fiscal years, the Company has also made substantial expenditures to acquire and construct facilities and businesses to expand its operations. In July 1997, the Company acquired certain assets of an FBO located in Nashville, Tennessee for $4,250,000 cash. To fund this acquisition, the Company borrowed an additional $4,250,000 under its former credit facilities. During fiscal 1998, the Company spent approximately $9,600,000 to remodel and construct a cargo warehouse at LAX, $300,000 to pay for a portion of the construction of an FBO in Charleston, South Carolina, $422,000 to acquire the assets of a cargo handling operation at William B. Hartsfield International Airport in Atlanta, Georgia, and $4,220,000 ($3,000,000 in cash and $1,220,000 worth of Mercury Common Stock) to acquire the outstanding stock of RPA. On August 1, 1998, Maytag acquired thirty-eight government contracts and related assets from Weather Data for $2,500,000 in cash and $1,000,000 in stock (subsequently increased by 22,565 shares in September 1999 since the market value of the shares originally issued was less then $1.0 million on August 1, 1999). On November 30, 1998, the Company acquired substantially all the assets of an FBO in Jackson, Mississippi for $4,500,000 in cash. In April 2000, the company acquired the assets of an FBO located in Fort Wayne, Indiana for $3,900,000 in cash which was funded under its acquisition line. In October 1999, the company acquired assets of an FBO in Tulsa, Oklahoma for $2.4 million in cash which was funded under its acquisition line. A second part to this closing occurred in July 2000 for $3,800,000 which was funded under the company's acquisition line. In October 1999, the company acquired certain FBO assets at Charleston International Airport and John's Island Executive Airport in South Carolina for $700,000 in cash which was funded under its acquisition line.

        In fiscal 1998, the Company began construction of a new FBO operation in Burbank, California at a cost of approximately $11.2 million, $1.8 million spent in fiscal 2000, $7.2 million spent in fiscal 1999 and $2.2 million spent in fiscal 1998. This project was completed in fiscal 2000. The Company also retrofitted or replaced a number of fuel farms during fiscal 1999 at a cost of approximately $3.4 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

        The Company does not currently utilize material derivative financial instruments which expose the Company to significant market risk. However, the Company's cash flow, earnings, and the fair value of its debt, may be adversely effected due to changes in interest rates with respect to its long-term debt. The table below presents principal cash flows and related weighted average interest rates of the Company's long-term debt at June 30, 2000 by expected maturity dates. Weighted average variable rates are based on rates in effect at June 30, 2000. These rates should not be considered a predictor of actual future interest rates.

                             Expected Maturity Date


                        June-01    June-02    June-03     June-04    June-05   Thereafter         Total           Fair Value
Fixed Rate                  0          0          0            0           0    24,000,000       24,000,000       24,000,000
Senior
Subordinated Note

 Average                12.0%      12.0%      12.0%        12.0%       12.0%         12.0%            12.0%
Interest Rate


Fixed Rate Other      336,000    310,000    326,000      200,000      30,000       313,000        1,515,000        1,421,000
Debt

 Average                8.22%      8.39%      8.52%        8.83%       9.14%         9.14%            8.64%
Interest Rate


Variable Rate       1,000,000  1,000,000  1,000,000    1,000,000   1,000,000    12,000,000       17,000,000        17,000,000
Tax Exempt Bonds
(1)

 Average                3.15%      3.15%      3.15%        3.15%       3.15%         3.15%            3.15%
Interest Rate


Variable Rate       5,600,000  5,126,000  5,625,000   14,428,000           0             0       30,779,000        30,779,000
Other Debt (2)

 Average                8.45%      8.45%      8.45%        8.45%           0             0            8.45%
Interest Rate

(1) The interest rate is based upon a weekly remarketing of the bonds.
(2) Consists of debt under which interest rates will fluctuate based upon changes in the prime rate or LIBOR.

        In making its determination as to the balance of fixed and variable rate debt, the Company considers the interest rate environment (including interest rate trends), borrowing alternatives and relative pricing. The Company periodically monitors the balance of fixed and variable rate debt, and can make appropriate corrections either pursuant to the terms of debt agreements or through the use of swaps and other financial instruments. At June 30, 2000, the Company had a zero cost interest rate cap in place on $7 million of term debt which expired in August 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        See Part IV, Item 14, pages F1 through F23 immediately following.


ITEM 9. ACCOUNTING AND FINANCIAL DISCLOSURE DISPUTES.

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Reference is made to the information set forth under the caption "Election of Directors" of the Company's Proxy Statement for the annual meeting scheduled for December 14, 2000 (the "Proxy Statement") for a description of the directors and executive officers of the Company, which information is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

(a) (1) Financial Statements
Independent Auditors' Report...............................................................F-1

Consolidated Balance Sheets as of June 30, 2000 and 1999...................................F-2

Consolidated Statements of Income for each of the three
   years in the period ended June 30, 2000.................................................F-3

Consolidated Statements of Cash Flows for each of the three
   years in the period ended June 30, 2000.................................................F-4

Consolidated Statements of Stockholders' Equity for each
   of the three years in the period ended June 30, 2000....................................F-5

Notes to Consolidated Financial Statements for the three
   years ended June 30, 2000...............................................................F-6

(a) (2) Supplemental Schedule for each of the three years in the period ended
June 30, 2000:

Schedule II - Valuation and Qualifying Accounts...........................................F-23

        All other items are not included in this Form 10-K either because they are not applicable or are included in the information as set forth in the Consolidated Financial Statements or in the Notes to Consolidated Financial Statements.

Item 14 (a) Exhibits and Exhibit List
        (b) Reports on Form 8-K

(a)
Exhibit
No.                          Description

3.1     Restated Certificate of Incorporation. (4)
3.2     Form of Amendment to Restated Certificate of Incorporation creating the
        Series A 8% Convertible Cumulative Redeemable Preferred Stock. (4)
3.3     Form of Amendment to Restated Certificate of Incorporation declaring the
        Separation Date for the Series A 8% Convertible Redeemable Preferred
        Stock. (5)
3.4     Bylaws of the Company. (4)
3.5     Amendment to Bylaws of the Company. (10)
3.6     Amendment to Bylaws of the Company adopted on December 3, 1998. (19)
4.1     Form of Indenture between Mercury Air Group, Inc. and IBJ Schroder Bank
        & Trust Company. (11)
4.2     Negotiable Promissory Note, dated as of June 21, 1996, from Mercury Air
        Group, Inc. to Raytheon Aircraft Services, Inc. (13)
4.3     Legend Agreement, dated as of August 29, 1996 between Mercury Air Group,
        Inc. and Raytheon Aircraft Services, Inc. (13)
4.4     Loan Agreement between California Economic Development Financing
        Authority and Mercury Air Group, Inc. relating to $19,000,000 California
        Economic Development Financing Authority Variable Rate Demand Airport
        Facilities Revenue Bonds, Series 1998 (Mercury Air Group, Inc. Project) dated as of April 1, 1998. (3)
4.5     Securities Purchase Agreement dated September 10, 1999 by and among
        Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P. (20)
10.1    Employment Agreement dated December 10, 1993 between the Company and
        Seymour Kahn. (8) *
10.2    Stock Purchase Agreement between the Company, SK Acquisition, Inc.,
        Randolph E. Ajer, Kevin J. Walsh, Grant Murray and Joseph Czyzyk. (2)*
10.3    Company's 1990 Long-Term Incentive Plan. (6)*
10.4    Company's 1990 Directors Stock Option Plan. (1)*
10.5    Lease for 6851 West Imperial Highway, Los Angeles, California. (4)
10.6    Memorandum Dated September 15, 1997 regarding Summary of Officer Life
        Insurance Policies with Benefits Payable to Officers or Their Designated
        Beneficiaries. (15)*
10.7    Memorandum dated September 15, 1995 regarding Summary of Bonus Plans for
        Seymour Kahn, Joseph Czyzyk and Randolph E. Ajer. (10)*
10.8    Memorandum dated September 15, 1995 regarding Summary of Bonus Plans for
        Kevin Walsh and William Silva.(10)*
10.9    The Company's 401(k) Plan consisting of LCI Actuaries, Inc. Regional
        Prototype Defined Contribution Plan and Trust and Adoption Agreement.
        (7)*

10.10   Non-Qualified Stock Option Agreement by and between the Company and
        Seymour Kahn dated January 21, 1993. (7)*
10.11   Stock Purchase Agreement among the Company, SK Acquisition, Inc. and
        William L. Silva dated as of August 9, 1993. (8)*
10.12   Stock Exchange Agreement dated as of November 15, 1994 between Joseph
        Czyzyk and the Company. (9)*
10.13   Employment Agreement dated November 15, 1994 between the Company and
        Joseph Czyzyk. (16)*
10.14 Non-Qualified Stock Option Agreement dated August 24, 1995, by and between S.K. Acquisition and Mercury Air Group, Inc. (12) *
10.15 Non-Qualified Stock Option Agreement dated March 21, 1996, by and between Frederick H. Kopko and Mercury Air Group, Inc. (12) *
10.16   Credit Agreement by and among Sanwa Bank California, Mellon Bank, N.A.,
        The First National Bank of Boston and Mercury Air Group, Inc. dated
        March 14, 1997. (14)
10.17 First Amendment to Credit Agreement and Related Loan Documents dated as of November 1997, by and among Sanwa Bank California, Mellon Bank, N.A.,
        BankBoston, N.A. and Mercury Air Group, Inc. (16)
10.18 First Amendment of 1998 to Credit Agreement and Other Loan Documents dated as of April 1, 1998, by and among Sanwa Bank California, Mellon
        Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc. (3)
10.19 Second Amendment of 1998 to Credit Agreement and Other Loan Documents dated as of April 1998, by and between Sanwa Bank California, Mellon
        Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc. (16)
10.20 Third Amendment of 1998 to Credit Agreement and Other Loan Documents dated as of August 31, 1998, by and between Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc. (16)
10.21   Reimbursement Agreement dated as of April 1, 1998, by and among Sanwa
        Bank California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air
        Group, Inc. (3)
10.22   First Amendment to Reimbursement Agreement and Other L/C Documents as of
        August 31, 1998, by and between Sanwa Bank California, Mellon Bank,
        N.A., BankBoston, N.A. and Mercury Air Group, Inc. (16)
10.23 Fourth Amendment of 1998 to Credit Agreement and Other Loan Documents by and between Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A.
        and Mercury Air Group, Inc. dated September 15, 1998. (17)
10.24 Second Amendment to Reimbursement Agreement and Other L/C Documents by and between Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A.
        and Mercury Air Group, Inc. dated September 15, 1998. (17)
10.25   Company's 1998 Long-Term Incentive Plan. (18) *
10.26   Company's 1998 Directors Stock Option Plan. (18) *
10.27   Amendment to Employment Agreement by and between Mercury Air Group, Inc.
        and Joseph A. Czyzyk dated October 15, 1998. (19) *
10.28   Amendment No. 2 to Employment Agreement by and between Mercury Air
        Group, Inc. and Joseph A. Czyzyk dated April 12, 1999. (19) *

10.29   First Amendment of 1999 to Credit Agreement and Other Loan Documents
        dated as of December 31, 1998 by and between Sanwa Bank California,
        Mellon Bank, N.A. and BankBoston, N.A. and Mercury Air Group, Inc. (19)
10.30   Third Amendment to Reimbursement Agreement and Other L/C Documents dated as of December 31, 1998 by and between Sanwa Bank California, Mellon
        Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc. (19)
10.31   Revolving Credit and Term Loan Agreement dated as of March 2, 1999 by and among Mercury Air Group, Inc., The Banks listed on Schedule 1 thereto, and The Fleet National Bank f/k/a BankBoston, N.A., as Agent.
        (19)
10.32   First Amendment to Revolving Credit and Term Loan Agreement dated as of
        September 10, 1999.
10.33   Second Amended to Revolving Credit and Term Loan Agreement dated as of
        March 31, 2000.
10.34   Third Amendment, Waiver and Consent to Revolving Credit and Term Loan
        Agreement dated as of August 11, 2000.
10.35   The Company's 401(k) Plan consisting of CNA Trust Corporation. Regional
        Prototype Defined Contribution Plan and Trust and Adoption Agreement. *
22.1    Subsidiaries of Registrant.
23.1    Consent of Deloitte & Touche, LLP with respect to incorporation of their report on the audited financial statements contained in this Annual
        Report on Form 10-K in the Company's Registration Statement on Form S-8
        (Registration Statement No. 33-69414).
27      Financial Data Schedule
99.1    Partnership Agreement dated as of July 27, 2000 of FK Partners by and among Philip J.
        Fagan, M.D., Frederick H. Kopko, Jr., and Joseph A. Czyzyk. (21)

----------

*       Denotes managements contract or compensation plan or arrangement.

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

(21) Such document was previously filed as an Exhibit to the Company's current Report on Form 8-K on August 11, 2000 and is incorporated herein by reference.


(b) Reports on Form 8-K:

        A Form 8-K was filed on August 11, 2000 reporting on Item 1 of a change in control of the Registrant. No financial statements were filed with such report.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Los Angeles, State of California, on September 27, 2000.

                                       MERCURY AIR GROUP, INC.


                                       By: /s/ Philip J. Fagan, Jr.,  M.D
                                          -------------------------------
                                          Philip J. Fagan, Jr., M.D
                                          Chairman of the Board


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:


Signers:


Chairman of the Board


/s/ Philip J. Fagan, Jr. M.D.
-----------------------------
Philip J. Fagan, Jr., M.D.                           Dated:  September 27, 2000
Chairman of the Board


Principal Executive Officer and Director:

/s/ Joseph Czyzyk
-----------------------------
Joseph Czyzyk                                         Dated:  September 27, 2000
Chief Executive Officer and Director


Principal Financial and Accounting Officer:

/s/ Randolph E. Ajer
-----------------------------
Randolph E. Ajer                                      Dated: September 27, 2000
Executive Vice President and Treasurer


Additional Directors:

/s/ Frederick H. Kopko, Jr.
-----------------------------
Frederick H. Kopko, Jr.                              Dated:  September 27, 2000
Director

/s/ Robert L.List
-----------------------------
Robert L. List                                       Dated:  September 27, 2000
Director

/s/ Harold Bowling
-----------------------------
Harold Bowling                                       Dated:  September 27, 2000
Director

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Mercury Air Group, Inc.
Los Angeles, California


We have audited the accompanying consolidated balance sheets of Mercury Air Group, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. Our audits also include the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mercury Air Group, Inc. and subsidiaries as of June 30 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP


Los Angeles, CA
September 27, 2000

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                         ASSETS                                                      JUNE 30,            JUNE 30,
                                                                                      2000                 1999
                                                                                  -------------       -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                       $   2,143,000       $   4,797,000
  Trade accounts receivable, net of allowance for doubtful accounts
      of $2,550,000 at 6/30/00 and $1,953,000 at 6/30/99                             48,320,000          50,134,000
  Notes receivable - current portion                                                    555,000             555,000
  Inventories, principally aviation fuel                                              3,428,000           1,892,000
  Prepaid expenses and other current assets                                           2,960,000           2,603,000
                                                                                  -------------       -------------
    Total current assets                                                             57,406,000          59,981,000

CASH-RESTRICTED                                                                              --             785,000
PROPERTY, EQUIPMENT AND LEASEHOLDS (Notes 3,9 and 13), net of
  accumulated depreciation and amortization of $43,792,000 at 6/30/00
  and $35,787,000 at 6/30/99                                                         65,133,000          56,110,000
NOTES RECEIVABLE                                                                        309,000             454,000
OTHER ASSETS, net (Notes 4,9 and 13)                                                 12,267,000           9,972,000
                                                                                  -------------       -------------
                                                                                  $ 135,115,000       $ 127,302,000
                                                                                  =============       =============
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                $  26,111,000       $  21,312,000
  Accrued expenses and other current liabilities (Note 5)                             6,091,000           6,241,000
  Current portion of long-term debt (Note 7)                                          6,936,000           6,806,000
                                                                                  -------------       -------------
    Total current liabilities                                                        39,138,000          34,359,000

LONG-TERM DEBT (Notes 7 and 9)                                                       42,358,000          44,285,000
DEFERRED INCOME TAXES (Note 6)                                                          110,000             223,000
SENIOR SUBORDINATED NOTE (Note 14)                                                   22,844,000
CONVERTIBLE SUBORDINATED DEBENTURES  (Note 14)                                                           19,852,000

COMMITMENTS AND CONTINGENCIES  (Note 10)

STOCKHOLDERS' EQUITY (Note 8):
    Preferred Stock - $.01 par value;  authorized 3,000,000 shares;
       no shares outstanding
    Common Stock - $ .01 par value; authorized 18,000,000 shares;
      outstanding 6,472,955 shares at 6/30/00;
      outstanding 6,641,175 shares at 6/30/99                                            64,000              66,000
    Additional paid-in capital                                                       21,014,000          19,873,000
    Retained earnings                                                                10,423,000           9,543,000
    Accumulated other comprehensive income                                             (228,000)           (237,000)
    Notes receivable from sale of stock                                                (608,000)           (662,000)
                                                                                  -------------       -------------
         Total stockholders' equity                                                  30,665,000          28,583,000
                                                                                  -------------       -------------
                                                                                  $ 135,115,000       $ 127,302,000
                                                                                  =============       =============


          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                             YEAR ENDED JUNE 30,
                                                           -----------------------------------------------------
                                                               2000                1999                 1998
                                                           -------------       -------------       -------------
Sales and Revenues:
  Sales                                                    $ 254,474,000       $ 144,972,000       $ 179,859,000
  Service revenues                                            84,268,000          79,703,000          60,252,000
                                                           -------------       -------------       -------------
                                                             338,742,000         224,675,000         240,111,000
                                                           -------------       -------------       -------------
Costs and Expenses:
  Cost of sales                                              223,053,000         115,416,000         155,191,000
  Operating expenses                                          82,576,000          77,236,000          56,790,000
                                                           -------------       -------------       -------------
                                                             305,629,000         192,652,000         211,981,000
                                                           -------------       -------------       -------------
       Gross Margin (Excluding depreciation
            and amortization)                                 33,113,000          32,023,000          28,130,000
                                                           -------------       -------------       -------------

Expenses (Income):
  Selling, general and administrative                          7,223,000           7,118,000           6,007,000
  Provision for bad debts                                      5,408,000           1,721,000           1,971,000
  Depreciation and amortization                                9,405,000           8,499,000           5,194,000
  Loss resulting from bankruptcy of customer (Note 2)                                                  7,050,000
  Interest expense                                             6,340,000           4,380,000           3,542,000
  Interest income                                               (194,000)           (222,000)           (595,000)
                                                           -------------       -------------       -------------
                                                              28,182,000          21,496,000          23,169,000
                                                           -------------       -------------       -------------
 Income Before Provision for Income Taxes                      4,931,000          10,527,000           4,961,000
 Provision for Income Taxes (Note 6)                           1,923,000           4,105,000           1,934,000
                                                           -------------       -------------       -------------
Net Income Before Extraordinary Item                           3,008,000           6,422,000       $   3,027,000

Extraordinary Item (Notes 6 and 14) Less applicable
  income tax benefit of $625,000, $309,000                      (979,000)           (483,000)
                                                           -------------       -------------       -------------
Net Income                                                 $   2,029,000       $   5,939,000       $   3,027,000
                                                           -------------       -------------       -------------


Net Income Per Common Share (Note 12):

   Basic:
      Before extraordinary item                            $        0.46       $        0.96       $        0.42
      Extraordinary item                                           (0.15)              (0.07)
                                                           -------------       -------------       -------------
      Net income                                           $        0.31       $        0.89       $        0.42
                                                           -------------       -------------       -------------

   Diluted:
      Before extraordinary item                            $        0.43       $        0.73       $        0.38
      Extraordinary item                                           (0.13)              (0.05)
                                                           -------------       -------------       -------------
      Net income                                           $        0.30       $        0.68       $        0.38
                                                           -------------       -------------       -------------


          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                YEAR ENDED JUNE 30,
                                                                                --------------------------------------------------
                                                                                    2000               1999               1998
                                                                                ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $  2,029,000       $  5,939,000       $  3,027,000
  Non-cash component of extraordinary charge                                         824,000            566,000

  Adjustments to derive cash flow from operating activities:
      Bad debt expense                                                             5,408,000          1,721,000          1,971,000
      Depreciation and amortization                                                9,405,000          8,499,000          5,194,000
      Loss resulting from bankruptcy of customer                                                                         7,050,000
      Deferred income taxes                                                         (113,000)            27,000           (712,000)
      Compensation expense related to remeasurement
          of stock options                                                            64,000
      Amortization of Senior Subordinated Note discount                              150,000
  Changes in operating assets and liabilities:
      Trade and other accounts receivable                                         (3,594,000)       (13,468,000)         5,224,000
      Inventories                                                                 (1,536,000)          (353,000)           409,000
      Prepaid expenses and other current assets                                      584,000           (211,000)           495,000
      Accounts payable                                                             4,799,000          4,989,000           (860,000)
      Income taxes payable/receivable                                               (941,000)        (1,643,000)         1,148,000
      Accrued expenses and other current liabilities                                (150,000)           999,000            237,000
                                                                                ------------       ------------       ------------
          Net cash provided by operating activities                               16,929,000          7,065,000         23,183,000
                                                                                ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (Increase) in restricted cash-tax exempt bond                             785,000          8,376,000         (9,161,000)
  Restricted cash - pledged certificates of deposit                                                                      1,000,000
  Decrease (Increase) in notes receivable                                            145,000            (13,000)         2,899,000
  Addition to other assets                                                        (1,607,000)          (237,000)          (906,000)
  Acquisition of businesses                                                       (7,000,000)        (7,000,000)        (6,145,000)
  Additions to property, equipment and leaseholds                                (10,971,000)       (15,245,000)       (16,784,000)
                                                                                ------------       ------------       ------------
          Net cash used in investing activities                                  (18,648,000)       (14,119,000)       (29,097,000)
                                                                                ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of dividend on common stock                                                                                      (94,000)
  Proceeds from long-term debt                                                    10,648,000         34,050,000         24,192,000
  Reduction of long-term debt                                                    (12,445,000)       (17,310,000)        (9,182,000)
  Capitalized loan fee                                                            (1,802,000)
  Payment received from notes receivable - officers                                   54,000
  Reduction of convertible subordinated debentures                               (19,534,000)        (8,188,000)
  Repurchase of common stock                                                      (1,856,000)        (4,682,000)        (4,217,000)
  Proceeds from senior subordinated note                                          24,000,000
  Proceeds from issuance of common stock                                                                145,000            162,000
                                                                                ------------       ------------       ------------
          Net cash (used in) provided by financing activities                       (935,000)         4,015,000         10,861,000
                                                                                ------------       ------------       ------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                                (2,654,000)        (3,039,000)         4,947,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     4,797,000          7,836,000          2,889,000
                                                                                ------------       ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  2,143,000       $  4,797,000       $  7,836,000
                                                                                ============       ============       ============

CASH PAID DURING THE PERIOD:
  Interest                                                                      $  6,821,000       $  4,568,000       $  3,542,000
  Income taxes                                                                  $  2,309,000       $  5,412,000       $  1,069,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of 124,224 shares of common stock in fiscal 1999 and an additional 22,565 shares in fiscal 2000 for acquisition of
      assets of Weather Data                                                    $    158,000       $  1,000,000
   Conversion of 318 debentures into 43,590 shares of common stock              $    318,000
   Direct financing for purchase of equipment and property                                                            $  1,600,000
   Issuance of stock for the acquisition fo RPA                                                                       $  1,220,000
   Issuance of note payable for the acquisition of Aero Freightways Inc.                                              $    227,000
   Note receivable assigned to the Company in exchange for the
        Company's certificates of deposit which was used to guaranty a
        customer's debt                                                                                               $  1,000,000
   Conversion of debentures into shares of common stock                                            $     50,000       $     25,000



          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATE STATEMENTS OF STOCKHOLDERS' EQUITY
                                 JUNE 30, 2000


                                                                  COMMON STOCK
                                                             -----------------------      ADDITIONAL
                                                             NUMBER OF                      PAID-IN         RETAINED
                                                              SHARES          AMOUNT        CAPITAL         EARNINGS
                                                             ---------       -------      -----------     -----------
BALANCE, JUNE 30, 1997                                       7,524,651       $75,000      $20,796,000     $ 5,907,000

  Net income                                                                                                3,027,000
  Cash dividend on common stock                                                                               (94,000)
  Repurchase of common stock                                  (639,325)       (6,000)      (1,786,000)     (2,425,000)
  Common stock issued on exercise of
    warrants and options                                        34,000             -          162,000
  Common stock issued in acquisition                           160,000         2,000        1,218,000
  Common stock issued on conversion of debentures                3,427             -           25,000
  Tax benefit from exercises of stock options                                                  50,000
  Foreign currency adjustment
                                                             ---------       -------      -----------     -----------
BALANCE, JUNE 30, 1998                                       7,082,753        71,000       20,465,000       6,415,000


  Net income                                                                                                5,939,000
  Repurchase of common stock                                  (641,781)       (6,000)      (1,865,000)     (2,811,000)
  Common stock issued on exercise of
    options                                                     69,125                        144,000
  Common stock issued in acquisition                           124,224         1,000          999,000
  Common stock issued on conversion of debentures                6,854                         50,000
  Tax benefit from exercises of stock options                                                  80,000
  Foreign currency adjustment
                                                             ---------       -------      -----------     -----------
BALANCE, JUNE 30, 1999                                       6,641,175        66,000       19,873,000       9,543,000


  Net income                                                                                                2,029,000
  Repurchase of common stock                                  (234,375)       (2,000)        (705,000)     (1,149,000)
  Payment received from notes receivable - officers
  Foreign currency adjustment
  Common stock issued on conversion of debentures               43,590                        318,000
  Common stock issued in acquisition                            22,565                        158,000
  Warrants issued in connection with Senior
    Subordinated Note                                                                       1,306,000
  Value of remeasured stock options                                                            64,000
                                                             ---------       -------      -----------     -----------
BALANCE, JUNE 30, 2000                                       6,472,955       $64,000      $21,014,000     $10,423,000
                                                             =========       =======      ===========     ===========


                                                                         ACCUMULATED
                                                              NOTES          OTHER
                                                           RECEIVABLE    COMPREHENSIVE      COMPREHENSIVE
                                                            OFFICERS        INCOME              INCOME
                                                           ----------    -------------      -------------
BALANCE, JUNE 30, 1997                                      $(662,000)      $(79,000)

  Net income                                                                                  $3,027,000
  Cash dividend on common stock
  Repurchase of common stock
  Common stock issued on exercise of
    warrants and options
  Common stock issued in acquisition
  Common stock issued on conversion of debentures
  Tax benefit from exercises of stock options
  Foreign currency adjustment                                               (160,000)           (160,000)
                                                            ---------       --------          ----------
BALANCE, JUNE 30, 1998                                       (662,000)      (239,000)          2,867,000
                                                                                              ==========

  Net income                                                                                  $5,939,000
  Repurchase of common stock
  Common stock issued on exercise of
    options
  Common stock issued in acquisition
  Common stock issued on conversion of debentures
  Tax benefit from exercises of stock options
  Foreign currency adjustment                                                  2,000               2,000
                                                            ---------       --------          ----------
BALANCE, JUNE 30, 1999                                       (662,000)      (237,000)          5,941,000
                                                                                              ==========

  Net income                                                                                  $2,029,000
  Repurchase of common stock
  Payment received from notes receivable - officers            54,000
  Foreign currency adjustment                                                 9,000                9,000
  Common stock issued on conversion of debentures
  Common stock issued in acquisition
  Warrants issued in connection with Senior
    Subordinated Note
  Value of remeasured stock options
                                                            ---------       --------          ----------
BALANCE, JUNE 30, 2000                                      $(608,000)     $(228,000)         $2,038,000
                                                            =========       ========          ==========


          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         THREE YEARS ENDED JUNE 30, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        BUSINESS

        Mercury Air Group, Inc. and subsidiaries (the "Company") are principally engaged in aviation services including: the conduct of cargo handling, cargo general sales agency and air cargo space logistics; the sale and delivery of aviation fuels to commercial, air courier and commuter airlines, and to general aviation aircraft; the provision of ground support services to U.S. military aircraft; Fixed Base Operations (FBO) services which include fuel sales, into-plane, ground support and aircraft hangar and tie-down facilities; and the development and installation of aviation software.

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

        Restricted cash consists of cash held by the trustee in connection with the CEDFA loan (See Note 7).

        INVENTORIES

        Inventory is stated at the lower of aggregate cost (first-in, first-out method) or market.

        PROPERTY, EQUIPMENT AND LEASEHOLDS

        Property, equipment and leaseholds are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful life of the related asset (3-25 years) and over the lesser of the lease term or useful life for leasehold improvements.

        COST IN EXCESS OF NET ASSETS ACQUIRED

        Cost in excess of net assets acquired are being amortized using the straight-line method over the estimated lives ranging from ten to forty years. The Company assesses recoverability on a periodic basis. Factors included in evaluating recoverability include historical earnings and projected future earnings of the related operations.

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

        FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable and payable, and debt instruments. The book values of all financial instruments, other than debt instruments, are representative of their fair values due to their short-term maturity. The book values of the Company's debt instruments are considered to approximate their fair values because the interest rates of these instruments are based on current rates offered to the Company or, in the case of publicly traded debt, based upon quoted market prices.

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

        NEW ACCOUNTING PRONOUNCEMENTS

        In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. SFAS 133, as amended by SFAS Nos. 137 and 138, is required to be adopted by the Company July 1, 2000. The Company does not believe that the impact of adopting this statement will be material.

        In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), which provided the staff's views in applying generally accepted accounting principals to selected revenue issues. SAB 101, as amended, is required to be implemented by the Company during the quarter ended June 30, 2001. The Company does not believe that the impact of implementing SAB 101 will be material.

        RECLASSIFICATIONS

        Certain reclassifications were made to prior year statements to conform to the June 30, 2000 presentation.

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

NOTE 3 - PROPERTY, EQUIPMENT AND LEASEHOLDS:

        Property, equipment and leaseholds consist of the following:

                                                                JUNE, 30
                                                    ---------------------------------
                                                        2000                 1999
                                                    -------------       -------------
Land, buildings and leasehold improvements          $  74,197,000       $  63,206,000

Equipment, furniture and fixtures                      31,406,000          28,286,000

Construction in progress                                3,322,000             405,000
                                                    -------------       -------------
                                                      108,925,000          91,897,000

Less accumulated depreciation and amortization        (43,792,000)        (35,787,000)
                                                    -------------       -------------
                                                    $  65,133,000       $  56,110,000
                                                    =============       =============

NOTE 4 - OTHER ASSETS:

        Other assets consists of the following:

                                                          JUNE, 30
                                                ----------------------------
                                                   2000              1999
                                                -----------      -----------
Cost in excess of net assets acquired - net     $ 6,309,000      $ 6,672,000

Capitalized loan fees - net (Note 7)              2,393,000        1,715,000

Covenants not to compete - net                      583,000          250,000

Other                                             2,982,000        1,335,000
                                                -----------      -----------
                                                $12,267,000      $ 9,972,000
                                                ===========      ===========


         Cost in excess of net assets acquired and covenants not to compete have resulted from various acquisitions and are being amortized using the straight-line basis over periods ranging from five to forty years. Accumulated amortization related to cost in excess of net assets acquired was $1,598,000 and $1,142,000 at June 30, 2000 and 1999, respectively. Accumulated amortization related to covenants not to compete was $417,000 and $250,000 at June 30, 2000 and 1999, respectively.

         Capitalized loan fees represent cost incurred in connection with outstanding debt and are being amortized over the term of the debt.

         In 1991, four executive officers of the Company each agreed to purchase 151,250 shares, an aggregate of 605,000 shares of the Company's stock, from a company owned by the then Chairman at $1.98 per share, pursuant to a Stock Purchase Agreement ("The Agreement"). The officers each paid $30,000 in cash, or $120,000 in the aggregate. The remaining purchase price of $1,080,000 was paid over a five -year period ending in 1996. As part of the Agreement to purchase the stock, the Company loaned the executives the $1,080,000. Beginning in 1994, one fifth of the amount loaned was forgiven annually over a five-year period ending in 1998.

         In 1994, a fifth executive officer of the Company purchased 151,250 shares of the Company's stock from a company owned by the then Chairman at $1.98 per share, pursuant to a Stock Purchase Agreement similar to the agreements above. The officer paid $30,000 in cash and the remaining purchase price of $270,000 was paid over a five year period ending in 1998. As part of the agreement, the Company loaned the executive the $270,000. Beginning in 1996, one fifth of the amount loaned, or $54,000, was forgiven annually over a five year period ending in 2000.

         The amounts subject to forgiveness of $1,080,000 and $270,000 were treated as additional compensation expense over the seven year periods from the date of the agreements through 1998 and 2000, respectively. Compensation expense related to the forgiveness of these loans was $39,000 in fiscal 2000, $39,000 in fiscal 1999 and $154,000 in fiscal 1998.

NOTE 5 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

        Accrued expenses and other current liabilities consist of the following:

                                 JUNE, 30
                        --------------------------
                           2000            1999
                        ----------      ----------
Salaries and wages      $3,077,000      $3,154,000

Other                    3,014,000       3,087,000
                        ----------      ----------
                        $6,091,000      $6,241,000
                        ==========      ==========


NOTE 6 - INCOME TAXES:

        The provision for taxes on income consists of the following:

                                                        YEAR ENDED JUNE 30,
                                          ----------------------------------------------
                                             2000              1999             1998
                                          -----------       -----------      -----------
Federal, current                          $ 1,638,000       $ 3,385,000      $ 1,849,000

State, current                                398,000           693,000          443,000
                                          -----------       -----------      -----------

                                            2,036,000         4,078,000        2,292,000

Deferred, primarily federal                  (113,000)           27,000         (358,000)
                                          -----------       -----------      -----------

Provision, before extraordinary item        1,923,000         4,105,000        1,934,000

Extraordinary item                           (625,000)         (309,000)
                                          -----------       -----------      -----------
 Net Provision                            $ 1,298,000       $ 3,796,000      $ 1,934,000
                                          ===========       ===========      ===========


        Major components of deferred income tax (assets) and liabilities were as follows:

                                                    JUNE 30,
                                           -------------------------
                                             2000             1999
                                           ---------       ---------
Depreciation/amortization                  $ 683,000       $ 200,000

Prepaid expenses                             322,000         628,000

State income taxes                          (222,000)       (222,000)

Allowance for doubtful accounts             (888,000)       (764,000)

Acquired from RPA - primarily
conversion from cash to accrual basis
accounting                                   329,000         658,000

 Other                                      (114,000)       (277,000)
                                           ---------       ---------
                                           $ 110,000       $ 223,000
                                           =========       =========

        The reconciliation of the federal statutory rate to the Company's effective tax rate on income is summarized as follows:

                                       YEAR ENDED JUNE 30,
                                   ---------------------------
                                    2000       1999      1998
                                   -----       -----     -----
Computed "expected" tax rate       34.0%       34.0%     34.0%

State income taxes, net of

Federal income tax benefit          5.0%        5.0%      5.0%
                                   -----       -----     -----

Effective rate                     39.0%       39.0%     39.0%
                                   =====       =====     =====


NOTE 7 - LONG-TERM AND SUBORDINATED DEBT:

        Long-term debt consists of the following:

                                                                                                JUNE 30,
                                                                                      ----------------------------
                                                                                         2000             1999
                                                                                      -----------      -----------
Notes payable to banks                                                                $29,803,000      $31,000,000

Installment notes, payable to financial institutions in monthly installments aggregating approximately $18,000 at June 30, 2000 including interest from 7.28%
to 8.09%, collateralized by certain assets of the Company and maturing from 2000
through 2002.                                                                             134,000          229,000

Convertible subordinated debentures payable to seller of Excel Cargo in monthly installments of $13,810 including interest at 8.5%,
collateralized by property acquired, maturing in September 2003                           480,000          599,000

Tax exempt bond pursuant to a loan agreement between the Company and the
California Economic Development Financing Authority ("CEDFA"). Repayment terms consist of semi-annual principal payments of $500,000 with a redemption of $4 million at the end of the fifteenth year (2013). The loan carries a variable rate which is based on a weekly remarketing of the bonds. The rate at June 30,
2000 was 4.4%. In addition, a letter of credit has been issued by the Company's
Senior lender to guaranty the credit at an annual cost of approximately 1.9% of the principal
                                                                                       17,000,000       18,000,000

Mortgage payable to financial institution in monthly principal installments of
$9,750 plus interest at 7.5% per annum, collateralized by land and building,
maturing in April 2004                                                                    449,000          566,000

Mortgage payable to financial institution in monthly installments of
$4,447 including interest at 9% per annum, collateralized by land
and building, maturing in May 2010                                                        347,000          368,000

Other                                                                                   1,081,000          329,000
                                                                                      -----------      -----------
                                                                                       49,294,000       51,091,000

Less current portion                                                                    6,936,000        6,806,000
                                                                                      -----------      -----------

                                                                                      $42,358,000      $44,285,000
                                                                                      ===========      ===========

        Notes Payable to banks consists principally of a credit facility (the "Credit Facility") which provides for a term loan (the "Term Loan"), an acquisition line (the "Acquisition Line") and a revolving line of credit ("the Revolver"). The Credit Facility expires in March 2004. Borrowings under the Term Loan were $19,875,000 and $25,000,000 at June 30 2000 and 1999, respectively.
Principal payments are payable in quarterly installments of $1,125,000 in fiscal 2001, increasing $125,000 annually. The Acquisition Line permits borrowings of up to $18,000,000 (increased from $15,000,000 during fiscal 2000). Outstanding borrowings under the Acquisition Line were $9,928,000 and zero at June 30, 2000 and 1999, respectively. Principal is due in March 2004. The Revolver permits borrowings of up to $40,000,000. Outstanding borrowings under the Revolver were zero and $6,000,000 at June 30, 2000 and 1999, respectively. Interest under the credit facility accrues at LIBOR+ 1.75% (8.34% to 8.56% based on 30, 60 and 90 day LIBOR rates in effect at June 30, 2000). Subsequent to June 30, 2000, the Acquisition Line was increased to $23,000,000 and the Revolver was reduced to $35,000,000.

        Certain debt agreements contain provisions that require the maintenance of certain financial ratios, minimum tangible net worth (as defined), minimum profitability levels, maximum leverage and minimum debt service coverage and quick ratios and limitations on annual capital expenditures. Additionally, the Company is prohibited from paying dividends in excess of $400,000 per fiscal year. At June 30, 2000, the Company received a waiver from its senior lender as it had violated the capital expenditure covenant.

        Long-term debt payable subsequent to June 30, 2000 is as follows:


             2001                                $6,936,000

             2002                                 6,436,000

             2003                                 6,951,000

             2004                                15,628,000

             2005                                 1,030,000

          Thereafter                             12,313,000
                                                -----------
                                                $49,294,000
                                                ===========

        On January 31, 1996, pursuant to a public offering, the Company issued $28,115,000 principal amount of 7 3/4% convertible subordinated debentures due February 1, 2006. The outstanding balance of these debentures, $19,509,000, were redeemed by the Company on September 10, 1999. (See Note 14).

        During fiscal year 1999 the Company repurchased 8,188 of these debentures ($1,000 par value) in the open market. The excess of cost over par value plus bond issuance costs was $675,000. On September 10, 1999 the Company redeemed the remaining outstanding debentures (See Note 14). In addition, during fiscal 1999 the Company terminated its prior credit facility resulting in the write off of related deferred financing costs of $117,000. The aggregate charge of $792,000, net of tax benefits of $309,000, has been classified as an extraordinary item.

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

        The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees". During fiscal 2000, 1999 and 1998 compensation expense attributable to stock options was $64,000, $0 and $0, respectively . Had compensation cost for stock options been calculated using the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have approximated the pro forma amounts indicated in the following table:

                                                    2000                  1999                  1998
                                                 ----------            ----------            ----------
Net income - as reported                         $2,029,000            $5,939,000            $3,027,000

Net income - pro forma                           $1,877,000            $5,840,000            $2,937,000

Basic earnings per share - as reported                 $.31                  $.89                  $.42

Basic earnings per share - proforma                    $.29                  $.88                  $.41

Diluted earnings per share - as reported               $.30                  $.68                  $.38

Diluted earnings per share - pro forma                 $.27                  $.67                  $.37

        The weighted average fair value of options granted in 2000, 1999 and 1998 is estimated as $3.45, $3.00 and $2.13 respectively, on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions.

                                   2000               1999              1998
                                  -------            -------           -------
Expected life                     5 years            5 years           5 years

Expected volatility                   38%                34%               31%

Risk free interest rate             6.19%              5.78%             5.25%

Dividend yield                         0%                 0%                0%

A summary of stock option activity is as follows:


                              WEIGHTED        LONG-TERM        WEIGHTED         DIRECTOR'S         WEIGHTED         SPECIAL
                               AVERAGE        INCENTIVE     AVERAGE OPTION     STOCK OPTION        AVERAGE          OPTION
                            OPTION PRICES       PLANS           PRICES            PLANS         OPTION PRICES       GRANTS

Outstanding
June 30, 1997                   $3.99          274,272          $4.32            272,250            $2.21           203,500

                                                                                                       --                --
Granted                          5.75           13,000           5.75             60,500

                                                                                                       --                --
Exercised                        4.00          (18,875)          5.70            (15,125)

                                                                   --                 --               --
Cancelled                       6.454           (5,500)
                                               -------                           -------                            -------

Outstanding
June 30, 1998                    4.03          262,897           4.53            317,625             2.21           203,500

Granted                          7.56          138,361             --                 --               --                --

Exercised                        3.78          (17,125)            --                 --            1.542           (52,000)

Cancelled                        6.30          (14,000)            --                                  --
                                               -------                           -------                            -------

Outstanding
June 30, 1999                    5.25          370,133           4.53            317,625             2.43           151.500

Granted                         8.125           65,300           7.75             40,000               --                --

Exercised                          --               --             --                 --               --                --

Cancelled                        7.87          (20,303)            --                                  --
                                               -------                           -------
 Outstanding
June 30, 2000                    5.60          415,130           4.89            357,625             2.43           151,500
                                               =======                           =======                            =======

        A summary of information about stock options issued and outstanding pursuant to the Incentive Plan, Directors Plan and special option grants at June 30, 2000, is as follows:

                                OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE

         EXERCISE                                                      WEIGHTED            SHARES
       PRICE RANGE          SHARES               WEIGHTED              AVERAGE          EXERCISABLE           WEIGHTED
                        OUTSTANDING AT      AVERAGE CONTRACTUAL        EXERCISE          AT 6/30/00       AVERAGE EXERCISE
                            6/30/00           REMAINING LIFE            PRICE                                   PRICE
      --------------    --------------      -------------------        --------         -----------       ----------------
      $1.236 - 2.436       317,647                 2.4                 $1.65              317,647              $1.65

       3.669 - 5.750       247,125                 6.1                  5.14              247,125               5.14

       6.090 - 7.182       184,183                 6.3                  6.64              151,314               6.71

       7.75 - 8.4375       175,300                 9.1                  8.12               70,000               8.34
                           -------                                     -----              -------              -----
                           924,255                                     $4.81              786,086              $4.32
                           =======                                     =====              =======              =====


        In March 2000, the Board of Directors extended the termination date of options for 38,875 shares held by an officer and a Director. This resulted in compensation expense of $64,000.

        During fiscal 1996, the Company sold 137,500 shares of its common stock to two officers for $812,500. The officers each paid $40,000 in cash and issued promissory notes of $732,500 for the balance of the purchase price. The notes are payable over ten years and due in fiscal year 2006. As of June 30, 2000, $608,000 remained outstanding.

NOTE 9 - ACQUISITIONS:

        The Company has acquired various businesses during the years reported. All such acquisitions have been accounted for under the purchase method of accounting. Pro forma disclosure has not been provided as the aggregate annual purchases have not been material. The following describes the various purchases.

        Fiscal 2000

        On April 21, 2000, the company acquired certain assets of an FBO located in Fort Wayne, Indiana (FWAS) for a cash consideration of $3,900,000. The Company borrowed from its acquisition line to fund the purchase. The purchase price was allocated primarily to Property, Equipment and Leaseholds with a portion also allocated to inventories.

        On October 22, 1999, the Company acquired certain assets of Air Tulsa, Inc., an FBO located in Tulsa, Oklahoma. Assets acquired included refueling equipment and tank farms utilized in the FBO business, inventories, prepaid expenses and a sublease. The agreement also includes a non-compete with the seller. Total consideration was $2.4 million which the Company initially paid in cash and subsequently funded under its acquisition line. The agreement included a second closing to occur within eighteen months to include the purchase of hangars, buildings and the leasehold for an additional cash consideration of $3.8 million. This transaction was completed in July 2000 and the entire amount was also funded under the acquisition line.

        On October 5, 1999, the Company acquired certain FBO assets of Charleston Equities, Inc. for $700,000 in cash. The purchase consolidated the leasehold at Charleston International Airport and includes the leasehold at John's Island Executive Airport.

        Fiscal 1999

        Effective November 30, 1998 the Company acquired substantially all the assets of Jackson Air Center in Mississippi for $4,500,000 in cash. The Company borrowed $2.8 million in term debt under its senior credit facility and the balance was funded from borrowings under its revolver. The purchase price has been allocated primarily to Property, Equipment and Leaseholds ($4,195,000) with the balance to inventories and accounts payable.

        On August 1, 1998, the Company acquired the weather observation and forecasting and air traffic control government contracts and related assets of Weather Data Services, Inc. for $3,500,000, which consisted of $2,500,000 in cash and $1,000,000 of the Company's stock. The purchase price has been allocated to intangible assets. During fiscal 2000, as part of the agreement, the Company issued an additional 22,565 shares of the Company's stock valued at $158,000.

        Fiscal 1998

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
                                                             ===========

        On March 31, 1998, the Company acquired the assets of a cargo handling company located at Hartsfield Atlanta International Airport in Georgia for $422,000 in cash. The purchase price has been allocated to Property, Equipment and Leaseholds.

        On January 16, 1998, the Company acquired all the outstanding stock of Aero Freightways Inc., a general sales agency located in Ontario, Canada. The purchase price consisted of a variable capital debenture with a face value of $227,000 which is payable over three years.

        On July 9, 1997 the Company acquired the assets of an FBO located in Nashville, Tennessee. Purchase price of the assets was $4,250,000 paid in cash and has been allocated to Property, Equipment and Leaseholds. The cash was borrowed under the acquisition line.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

        LEASES

        The Company is obligated under noncancellable operating leases. Certain leases include renewal clauses and require payment of real estate taxes, insurance and other operating costs. Total rental expense on all such leases for the fiscal years 2000, 1999 and 1998 was $8,640,000, $8,037,000 and $6,832,000
respectively, which is net of sublease income of approximately $230,000 annually. The minimum annual rentals on all noncancellable operating leases having a term of more than one year at June 30, 2000 are as follows:


                                    2001              $  7,795,000

                                    2002                 8,182,000

                                    2003                 8,102,000

                                    2004                 8,045,000

                                    2005                 7,924,000

                              Thereafter                70,235,000
                                                      ------------
          Total minimum payment required              $110,283,000
                                                      ============


        PURCHASE COMMITMENTS

        As of June 1, 2000, MAC entered into a one year contract to purchase all of South African Airlines cargo capacity on its passenger flights from the United States and Canada to South Africa. MAC's one year commitment for these routes is approximately $5.7 million.

        LITIGATION

        In connection with the Chapter 7 bankruptcy filing for WPAI, the Company received a letter, dated August 25, 1999, from the bankruptcy trustee's attorneys making a formal demand for recovery of alleged preference payments of approximately $11.4 million. This amount represents cash received for payment of fuel and sales during the 90 days prior to WPAI's initial bankruptcy filing. Subsequently the trustee filed suit in the United States District Court for the District of Colorado on October 1, 1999. The Company believes it has strong defenses based on the transaction 1) being made in the ordinary course of business, and 2) involving an exchange for new value. At the same time, Mercury received notice of a claim by the trustee for $1.1 million against Compass Bank for funds paid pursuant to a loan between Compass and WPAI, which the Company guaranteed. The trustee also filed suit in this case on October 1, 1999. The Company has undertaken to defend this matter and believes it has strong defenses based on the transaction being made in the ordinary course of business. Accordingly, based upon the facts currently available, the Company does not believe that a provision is required, nor does it believe this matter will have a significant effect on the financial statements.

        In October 1999, Mr. Rene Perez, formerly the president of RPA, notified the Company of certain alleged violations of his employment contract dated February 28, 1998 between the Company, RPA and Mr. Perez asserting among other things constructive termination. The Company subsequently filed a suit seeking declaratory relief regarding the employment contract in the United States District Court for Northern California (San Francisco) in November 1999. The Company subsequently amended, on November 30, 1999, that suit as a result of its investigation seeking damages against Mr. Perez. This case was transferred to the United States District court for the Southern District of New York (New York
City) on March 27, 2000. Mr. Perez filed a lawsuit in November 1999 and was served in December 1999, on the Circuit Court of the 11th Judicial Circuit in Dade County, Florida seeking damages in excess of the jurisdictional limit. This case is now in the discovery phase. The Company believes that the claims of Mr. Perez are without merit and that it has a strong case against Mr. Perez. Accordingly, based upon the facts currently available, the Company does not believe that a provision is required, nor does it believe this matter will have a significant effect on the financial statements.


        Mercury filed a collection action against AER Global Logistics ("AER") in April 2000 in the state of New York. AER filed a counterclaim for $1,000,000 alleging among other things, tortious interference with contract. Mercury believes that this claim is without merit. Accordingly, based upon the facts currently available, the Company does not believe that a provision is required, nor does it believe this matter will have a significant effect on the financial statements.

        The Company is also a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a significant effect on the financial statements.

        RELATED PARTY TRANSACTION

        The Company and its Chairman each own a 50% interest in an LLC that owns and operates a corporate airplane. The Company contributed capital to the LLC of $137,000 and $113,000 in fiscal 2000 and fiscal 1999, respectively. Amounts paid to the LLC by the Company for the use of the airplane were insignificant in both years. The Company is a guarantor on a note payable to a financial institution which funded the purchase of the aircraft. The principal balance of the note as of June 30, 2000 was $1,164,000.

NOTE 11 - MAJOR CUSTOMERS AND FOREIGN CUSTOMERS:

        National Airlines, Inc. represented approximately 10.6% of consolidated revenue for fiscal 2000. Government contract services consists of revenues from agencies of the United States government. Revenue from this segment represented 7.5%, 11.3% and 7.1% of the Company's consolidated revenues for fiscal 2000, 1999 and 1998, respectively. No other customers accounted for over 10% of Mercury's consolidated revenues.

        The Company does business with a number of foreign airlines, principally in the sale of aviation fuels. For the most part, such sales are made within the United States and utilize the same assets and generally the same personnel as are utilized in the Company's domestic business. Revenues related to these foreign airlines amounted to approximately 24%, 27% and 31% of consolidated revenues for the years ended June 30, 2000, 1999 and 1998, respectively.

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


                                                FISCAL YEAR                    FISCAL YEAR                    FISCAL YEAR
                                               JUNE 30, 2000                  JUNE 30, 1999                   JUNE 30, 1998
                                         --------------------------      --------------------------      -------------------------
                                           DILUTED         BASIC           DILUTED         BASIC           DILUTED         BASIC
                                         ----------      ----------      ----------      ----------      ----------     ----------
Weighted average number of common
shares outstanding during the period      6,565,000       6,565,000       6,651,000       6,651,000       7,244,000      7,244,000

Common stock equivalents
resulting  from the assumed
exercise of stock options                   344,000                         356,000                         348,000

Common shares resulting from the
assumed conversion of debentures            590,000                       3,391,000                       3,932,000
                                         ----------      ----------      ----------      ----------      ----------     ----------

Weighted average number of
common and common equivalent
shares outstanding during the
period                                    7,499,000       6,565,000      10,398,000       6,651,000      11,524,000      7,244,000
                                         ==========      ==========      ==========      ==========      ==========     ==========

Net income before extraordinary
item                                      3,008,000       3,008,000       6,422,000       6,422,000       3,027,000      3,027,000


Add: Interest expense, net of
tax, on convertible debentures              185,000                       1,152,000                       1,342,000
                                         ----------      ----------      ----------      ----------      ----------     ----------

Adjusted income before
extraordinary item                        3,193,000       3,008,000       7,574,000       6,422,000       4,369,000      3,027,000

Extraordinary item                         (979,000)       (979,000)       (483,000)       (483,000)
                                         ----------      ----------      ----------      ----------      ----------     ----------

Adjusted income                          $2,214,000      $2,029,000      $7,091,000      $5,939,000      $4,369,000     $3,027,000

Common stock and common share
equivalents                               7,499,000       6,565,000      10,398,000       6,651,000      11,524,000      7,244,000

Earnings (Loss) per share:

Before extraordinary item                $      .43      $      .46      $      .73      $      .96      $      .38     $      .42

Extraordinary item                             (.13)           (.15)           (.05)           (.07)
                                         ----------      ----------      ----------      ----------      ----------     ----------
Net Income                               $      .30      $      .31      $      .68      $      .89      $      .38     $      .42
                                         ==========      ==========      ==========      ==========      ==========     ==========

NOTE 13 - SUBSEQUENT EVENT:

        On September 1, 2000, the Company acquired the assets of an FBO in Birmingham, Alabama from Raytheon Aircraft Services, Inc. (RAS) for $6.6 million cash funded under the Company's acquisition line. The purchase price was allocated principally to Property, Equipment and leaseholds. At June 30, 2000, Other Assets includes a $1.5 million cash deposit paid to RAS towards the purchase price.

NOTE 14 - SENIOR SUBORDINATED NOTE/EXTRAORDINARY ITEM:

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

Principal balance of Debentures redeemed                         $ 19,509,000
Redemption premium of 4%                                              780,000
Accrued Interest                                                      164,000
Placement fees, legal fees and other expenses of transaction
Capitalized as other assets                                         1,750,000
Cash received                                                       1,797,000
                                                                 ------------
Proceeds                                                         $ 24,000,000
Valuation of warrants credited to additional paid in capital       (1,306,000)
Warrants amortized as interest expense                                150,000
                                                                 ------------
Senior Subordinated Note                                         $ 22,844,000
                                                                 ============


        As a result of this transaction the Company posted an extraordinary charge of $979,000 in the fiscal 2000, which is net of a $625,000 income tax benefit. The extraordinary charge consists of the redemption premium of $780,000 plus write off of capitalized fees of $824,000.

        The Note agreement contains covenants that, among other matters, limit senior indebtedness, the disposition of assets and unfunded capital expenditures. The covenants also include ratio tests for interest coverage, leverage, fixed charge coverage and debt service. The Company received a waiver from the Note holder as of June 30, 2000 for covenant violations pertaining to unfunded capital expenditures, fixed charge coverage, debt service ratio and permitted acquisitions.

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                            2000
                                                --------------------------------------------------------------
                                                SEPTEMBER 30    DECEMBER 31        MARCH 31          JUNE 30
                                                ------------    -----------       -----------      -----------
Sales and Revenues                              $74,640,000     $83,533,000       $89,935,000      $90,634,000

Gross Margin                                      9,147,000       8,742,000         7,277,000        7,947,000

Net Income (Loss) Before Extraordinary Item       2,067,000       1,494,000        (1,282,000)         729,000

Net Income (Loss)                                 1,089,000       1,493,000        (1,282,000)         729,000

Net Income Per Share:
 Basic:
    Before Extraordinary Item
                                                $       .31     $       .22       $      (.20)     $       .11
    After Extraordinary Item
                                                        .16             .22              (.20)             .11

  Diluted:
    Before Extraordinary Item                           .25             .21              (.20)             .11

    After Extraordinary Item
                                                        .14             .21              (.20)             .11


                                                                            1999
                                                --------------------------------------------------------------
                                                SEPTEMBER 30    DECEMBER 31         MARCH 31        JUNE 30
                                                ------------    -----------       -----------      -----------
    Sales and Revenues                          $52,600,000     $56,665,000       $53,643,000      $61,767,000

    Gross Margin                                  7,656,000       7,917,000         7,375,000        9,075,000

    Net Income Before Extraordinary Item          1,659,000       1,827,000         1,144,000        1,792,000

    Net Income                                    1,506,000       1,793,000         1,076,000        1,564,000

    Net Income Per Share:
     Basic:
       Before Extraordinary Item                $      0.24     $      0.28       $      0.17      $      0.27

       After Extraordinary Item                        0.22            0.27              0.16             0.24

     Diluted:
       Before Extraordinary Item                       0.18            0.21              0.14             0.20

       After Extraordinary Item                        0.17            0.20              0.13             0.18

NOTE 16 - SEGMENT REPORTING:

        The Company operates and reports it's activities through five principal units: 1) Fuel Sales and Services, 2) Fixed Based Operations, 3) Cargo Operations , 4) Government contract services, and 5) RPA.

                                    Fuel Sales      Fixed Base           Cargo        Government       RPA            Total
(Dollars in Thousands)            And Services      Operations      Operations        Contract
                                                                                      Services
-----------------------------------------------------------------------------------------------------------------------------
2000

Revenues                             $202,906        $ 73,666         $32,474        $ 25,287        $  4,409        $338,742
Gross Margin                            7,884          11,522           9,977           5,031          (1,301)         33,113

Depreciation and Amortization             780           4,292           3,262             827             244           9,405
Capital expenditures                      109           8,796             756             965             345          10,971
Segment Assets                         46,405          31,248          31,616          19,391           6,455         135,115

-----------------------------------------------------------------------------------------------------------------------------
1999
Revenues                             $111,296        $ 53,799         $27,741        $ 25,436        $  6,403        $224,675

Gross Margin                            8,892          11,280           5,751           5,297             803          32,023

Depreciation and Amortization             540           3,282           3,649             827             201           8,499

Capital expenditures                    1,083          12,940             551             497             174          15,245

Segment Assets                         57,465          21,485          24,293          16,780           7,279         127,302

-----------------------------------------------------------------------------------------------------------------------------
1998
Revenues                             $148,170        $ 51,838         $21,521        $ 16,961        $  1,621        $240,111

Gross Margin                            7,019          11,046           5,342           4,527             196          28,130

Depreciation and Amortization             725           2,691           1,161             559              58           5,194

Capital expenditures                    2,582           3,260          10,461           1,957             124          18,384

Segment Assets                         47,587          19,636          22,660          15,611           6,247         111,741


        Gross margin is used as the measure of profit and loss for segment reporting purposes as it viewed by key decision makers as the principal operating indicator in measuring segment profitability. The key decision makers also view bad debt expense as an important measure of profit and loss. The predominant component of bad debt expense relates to Fuel Sales and Services. Bad debt expense for Fuel Sales and Services was approximately $5,000,000, $1,377,000 and $1,577,000; total bad debt expense was $5,408,000, $1,721,000 and
$1,971,000 in fiscal 2000, fiscal 1999 and fiscal 1998, respectively.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                         THREE YEARS ENDED JUNE 30, 2000



    CLASSIFICATION                    BALANCE AT       CHARGED TO COSTS    DEDUCTIONS        BALANCE AT END
                                  BEGINNING OF PERIOD    AND EXPENSES         (a)               OF PERIOD


            2000

Allowance for doubtful accounts        $1,953,000        $5,408,000        $(4,811,000)        $2,550,000
                                       ==========        ==========        ===========         ==========



            1999

Allowance for doubtful accounts        $1,686,000        $1,721,000        $(1,454,000)        $1,953,000
                                       ==========        ==========        ===========         ==========



            1998

Allowance for doubtful accounts        $1,875,000        $1,971,000        $(2,160,000)        $1,686,000
                                       ==========        ==========        ===========         ==========


(a) Accounts receivable write-off