Form 10-Q
period 2000-09-30
MERCURY AIR GROUP INC
filed 2000-11-14
CIK 52532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from to

Commission File No. 1-7134


                             MERCURY AIR GROUP, INC.

             (Exact name of registrant as specified in its charter)

              New York                                        11-1800515
   -------------------------------                         ----------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                       Identification Number)


    5456 McConnell Avenue, Los Angeles, CA                       90066
    --------------------------------------                     ----------
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

                                 YES [X] No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                                                            Number of Shares Outstanding
                             Title                             As of November 1, 2000
                             -----                          ----------------------------
                 Common Stock, $.01 Par Value                       6,531,305

                         PART 1 - FINANCIAL INFORMATION

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS


                                                                                 SEPTEMBER 30,         JUNE 30,
                                                                                     2000                2000
                                                                                 -------------      -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                      $   2,689,000      $   2,143,000
  Trade accounts receivable, net of allowance for doubtful accounts
      of $3,400,000 at 9/30/00 and $2,550,000 at 6/30/00                            61,956,000         48,320,000
  Notes receivable - current portion                                                   555,000            555,000
  Inventories, principally aviation fuel                                             4,026,000          3,428,000
  Prepaid expenses and other current assets                                          2,093,000          2,960,000
                                                                                 -------------      -------------
    Total current assets                                                            71,319,000         57,406,000


PROPERTY, EQUIPMENT AND LEASEHOLDS (Note 5),
  net of accumulated depreciation and
  amortization of $46,073,000 at 9/30/00 and $43,792,000 at 6/30/00                 74,116,000         65,133,000
NOTES RECEIVABLE                                                                       306,000            309,000
OTHER ASSETS (Notes 5 and 6)                                                        11,597,000         12,267,000
                                                                                 =============      =============
                                                                                 $ 157,338,000      $ 135,115,000
                                                                                 =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                               $  42,296,000      $  26,111,000
  Accrued expenses and other current liabilities                                     6,122,000          6,091,000
  Income tax payable                                                                   310,000
  Current portion of long-term debt                                                  5,893,000          6,936,000
                                                                                 -------------      -------------
    Total current liabilities                                                       54,621,000         39,138,000

LONG-TERM DEBT (Note 9)                                                             47,629,000         42,358,000
DEFERRED INCOME TAXES                                                                  116,000            110,000
SENIOR SUBORDINATED NOTE                                                            22,890,000         22,844,000


COMMITMENTS AND CONTINGENCIES  (Note 7)

STOCKHOLDERS' EQUITY (Note 4):
     Preferred Stock - $.01 par value;  authorized 3,000,000 shares;
       no shares outstanding
    Common Stock - $.01 par value; authorized 18,000,000 shares; outstanding
      6,531,305 shares at 9/30/00;
      outstanding 6,472,955 shares at 6/30/00                                           65,000             64,000
    Additional paid-in capital                                                      21,200,000         21,014,000
    Retained earnings                                                               11,578,000         10,423,000
    Cumulative  translation adjustment                                                (228,000)          (228,000)
    Notes receivable from sale of stock                                               (533,000)          (608,000)
                                                                                 -------------      -------------
         Total stockholders' equity                                                 32,082,000         30,665,000
                                                                                 -------------      -------------
                                                                                 $ 157,338,000      $ 135,115,000
                                                                                 =============      =============

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                --------------------------------
                                                     2000               1999
                                                -------------      -------------
Sales and Revenues:
  Sales                                         $  89,676,000      $  53,040,000
  Service revenues                                 23,125,000         21,600,000
                                                -------------      -------------
                                                  112,801,000         74,640,000
                                                -------------      -------------
Costs and Expenses:
  Cost of sales                                    80,810,000         45,747,000
  Operating expenses                               22,803,000         19,746,000
                                                -------------      -------------
                                                  103,613,000         65,493,000
                                                -------------      -------------
       Gross Margin (Excluding depreciation
            and amortization)                       9,188,000          9,147,000
                                                -------------      -------------

Expenses (Income):
  Selling, general and administrative               2,032,000          1,845,000
  Provision for bad debts                             799,000            359,000
  Depreciation and amortization                     2,559,000          2,358,000
  Interest expense                                  1,950,000          1,251,000
  Interest income                                     (46,000)           (55,000)
                                                -------------      -------------
                                                    7,294,000          5,758,000
                                                -------------      -------------
 Income Before Provision for Income Taxes           1,894,000          3,389,000
 Provision for Income Taxes (Note 2)                  738,000          1,322,000
                                                -------------      -------------
Net Income Before Extraordinary Item                1,156,000          2,067,000

Extraordinary Item net of applicable
  income tax benefit of $625,000                            0           (978,000)
                                                -------------      -------------
Net Income                                      $   1,156,000      $   1,089,000
                                                -------------      -------------


Net Income Per Common Share (Note 3):

   Basic:
      Before extraordinary item                 $        0.18      $        0.31
      Extraordinary item                                   --              (0.15)
                                                -------------      -------------
      Net income                                $        0.18      $        0.16
                                                -------------      -------------
   Diluted:
      Before extraordinary item                 $        0.17      $        0.25
      Extraordinary item                                   --              (0.11)
                                                -------------      -------------
      Net income                                $        0.17      $        0.14
                                                -------------      -------------

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                         ---------------------------------
                                                                              2000                 1999
                                                                         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $  1,156,000         $  1,089,000
  Non-cash component of extraordinary charge                                                       823,000

  Adjustments to derive cash flow from operating activities:
      Bad debt expense                                                        799,000              359,000
      Depreciation and amortization                                         2,559,000            2,358,000
      Deferred income taxes                                                     6,000
      Amortization of officers' loans                                          10,000               10,000
      Amortization of senior subordinated note discount                        46,000
  Changes in operating assets and liabilities:
      Trade and other accounts receivable                                 (14,435,000)          (3,525,000)
      Inventories                                                            (598,000)            (382,000)
      Prepaid expenses and other current assets                               867,000              169,000
      Accounts payable                                                     16,185,000            5,256,000
      Income taxes payable                                                    310,000              197,000
      Accrued expenses and other current liabilities                           31,000           (1,408,000)
                                                                         ------------         ------------
          Net cash provided by operating activities                         6,936,000            4,946,000
                                                                         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Reduction in restricted cash-tax exempt bond                                                     206,000
  Decrease in notes receivable                                                  3,000               90,000
  Decrease (Increase) in other assets                                         406,000           (1,679,000)
  Acquisition of businesses                                               (10,400,000)
  Additions to property, equipment and leaseholds                            (889,000)          (1,990,000)
                                                                         ------------         ------------
          Net cash used in investing activities                           (10,880,000)          (3,373,000)
                                                                         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                             11,440,000
  Reduction of long-term debt                                              (7,212,000)          (5,924,000)
  Reduction of note receivable from sale of stock                              75,000
  Reduction of convertible subordinated debentures                                             (19,534,000)
  Proceeds from senior subordinated note                                                        24,000,000
  Proceeds from exercise of stock options                                     187,000
                                                                         ------------         ------------
          Net cash provided by (used in) financing activities               4,490,000           (1,458,000)
                                                                         ------------         ------------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                                            546,000              115,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              2,143,000            4,797,000
                                                                         ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  2,689,000         $  4,912,000
                                                                         ============         ============

CASH PAID DURING THE PERIOD:
  Interest                                                               $  1,611,000         $  2,089,000
  Income taxes (refunded)                                                $   (753,000)        $    266,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:


  Conversion of 318 debentures into 43,590 shares of common stock                             $    318,000

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

                                   (Unaudited)



NOTE 1 - BASIS OF PRESENTATION:

        The accompanying unaudited financial statements reflect all adjustments (consisting of normal, recurring accruals only) which are necessary to fairly present the results for the interim periods. Such financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2000 and the notes thereto. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of results for the full year.

NEW ACCOUNTING PRONOUNCEMENTS:

        On July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Heding Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The cumulative effect of adoption at July 1, 2000 was insignificant. At September 30, 2000, there were no outstanding derivative contracts.

        In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), which provided the staff's views in applying generally accepted accounting principles to selected revenue issues. SAB 101, as amended, is required to be implemented by the Company during the quarter ended June 30, 2001. The Company does not believe that the impact of implementing SAB 101 will be material.


NOTE 2 - INCOME TAXES:

Income taxes have been computed based on the estimated annual effective income tax rate for the respective periods.

NOTE 3- EARNINGS PER SHARE:

        Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents. Common share equivalents include stock options and shares resulting from the assumed conversion of subordinated debentures, when dilutive.


                                                           Three Months Ended                     Three Months Ended
                                                           September 30, 2000                      September 30, 1999
                                                      ------------------------------        -------------------------------
                                                        Diluted             Basic             Diluted              Basic
                                                      -----------        -----------        -----------         -----------
Weighted average number of common
shares outstanding during the period                    6,501,000          6,501,000          6,651,000           6,651,000

Common share equivalents resulting
    from the assumed exercise of stock options            205,000                 --            315,000                  --

Common shares resulting from the
    assumed conversion of debentures                       51,000                 --          2,206,000                  --
                                                      -----------        -----------        -----------         -----------

Weighted average number of common
    and common equivalent shares
    outstanding during the period                       6,757,000          6,501,000          9,172,000           6,651,000
                                                      -----------        -----------        -----------         -----------

Net income before extraordinary item                    1,156,000          1,156,000          2,067,000           2,067,000

Interest expense, net of tax, on
    convertible debentures                                  6,000                 --            193,000                  --
                                                      -----------        -----------        -----------         -----------

Adjusted income before extraordinary item               1,162,000          1,156,000          2,260,000           2,067,000

Extraordinary item                                             --                 --           (978,000)           (978,000)
                                                      -----------        -----------        -----------         -----------

Adjusted net income                                   $ 1,162,000        $ 1,156,000        $ 1,282,000         $ 1,089,000

Common and common share equivalents                     6,757,000          6,501,000          9,172,000           6,651,000

Earnings (Loss) per share:
Before extraordinary item                             $       .17        $       .18        $       .25         $       .31
Extraordinary item                                             --                 --               (.11)               (.15)
                                                      -----------        -----------        -----------         -----------

Net income                                            $       .17        $       .18        $       .14         $       .16
                                                      ===========        ===========        ===========         ===========


NOTE 4 - STOCKHOLDERS' EQUITY:

        During the period ended September 30, 2000, 58,350 common shares were issued from the exercise of options totalling $187,000. In addition, options to purchase 86,275 shares were repurchased by the Company in September 2000 at a cost of $428,000 and charged to expense.

NOTE 5 - ACQUISITIONS:

        On September 1, 2000, the Company acquired certain assets of an FBO located in Birmingham, Alabama, from Raytheon Aircraft Services, Inc. (RAS) for $6.6 million in cash, which was funded under the Company's acquisition line. The acquisition was accounted for under the purchase method of accounting. Included in the acquisition are tangible refueling assets utilized in the FBO business, leasehold and leasehold improvements and a sublease for the entire duration of the master lease. The consideration of $6.6 million has been allocated to Property, Equipment and Leaseholds. The consideration included a deposit of $1.5 million which was classified in Other Assets at June 30, 2000.

        In July 2000, the Company purchased hangers, buildings and leaseholds at its Tulsa, Oklahoma FBO and paid $3.8 million cash which was borrowed from its acquisition line.

NOTE 6- OTHER ASSETS:

        Other Assets include $1 million related to an investment made by the Company on September 1, 2000 for a 49% interest in a start-up cargo company. The investment will be accounted for using the equity method of accounting.

NOTE 7- LITIGATION:

        In connection with the Chapter 7 bankruptcy filing for Western Pacific Airlines, Inc., "WPAI", the Company received a letter, dated August 25, 1999, from the bankruptcy trustee's attorneys making a formal demand for recovery of alleged preference payments of approximately $11.4 million. This amount represents cash received for payment of fuel and sales during the 90 days prior to WPAI's initial bankruptcy filing. Subsequently the trustee filed suit in the United States District Court for the District of Colorado on October 1, 1999. The Company believes it has strong defenses based on the transaction 1) being made in the ordinary course of business, and 2) involving an exchange for new value. At the same time, Mercury received notice of a claim by the trustee for $1.1 million against Compass Bank for funds paid pursuant to a loan between Compass and WPAI, which the Company guaranteed. The trustee also filed suit in this case on October 1, 1999. The Company has undertaken to defend this matter and believes it has strong defenses based on the transaction being made in the ordinary course of business. Accordingly, based upon the facts currently available, the Company believes that no provision is required nor does it believe this matter will have a significant effect on the financial statements.

        In October 1999, Mr. Rene Perez, formerly the president of RPA, notified the Company of certain alleged violations of his employment contract dated February 28, 1998 between the Company, RPA and Mr. Perez asserting among other things constructive termination. The Company subsequently filed a suit seeking declaratory relief regarding the employment contract in the United States District Court for Northern California (San Francisco) in November 1999. The Company subsequently amended, on November 30, 1999, that suit as a result of its investigation seeking damages against Mr. Perez. This case was transferred to the United States District Court for the Southern District of New York (New York
City) on March 27, 2000. Mr. Perez filed a lawsuit, which was filed in November 1999 and served in December 1999, in the Circuit Court of the 11th Judicial Circuit in Dade County, Florida seeking damages in excess of the jurisdictional limit. This case is now in the discovery phase. The Company believes that the claims of Mr. Perez are without merit and accordingly, no provision is required nor does it believe this matter will have a significant effect on the financial statements.

NOTE 8 - SEGMENT REPORTING:

        The Company operates and reports it's activities through five principal units: 1) Fuel Sales and Services, 2) Fixed Based Operations, 3) Cargo Operations, 4) Government Contract Services, and 5) RPA.



                                                                                   Government
                                       Fuel Sales    Fixed Base        Cargo       Contract
                                      and Services   Operations     Operations      Services          RPA            Total
                                      ------------   ----------     ----------     ----------      --------        --------
                                                                   (Dollars in Thousands)
QUARTER ENDED SEPTEMBER 30, 2000
Revenues                               $ 73,146       $ 23,890       $  7,059       $  7,300       $  1,406        $112,801
Gross Margin                              2,023          3,745          1,722          1,536            162           9,188
Depreciation and Amortization               186          1,281            801            216             75           2,559
Capital Expenditures                         37         11,237             69           (54)                         11,289
Segment Assets                           65,975         33,784         32,461         19,243          5,675         157,338
QUARTER ENDED SEPTEMBER 30, 1999
Revenues                               $ 42,973       $ 15,182       $  8,319       $  7,043       $  1,123        $ 74,640
Gross Margin                              2,248          2,711          2,954          1,461           (227)          9,147
Depreciation and Amortization               166            998            913            228             53           2,358
Capital Expenditures                                     1,635            347              8                          1,990
Segment Assets                           53,542         24,551         28,509         17,248          7,128         130,978

Gross margin is used as the measure of profit and loss for segment reporting purposes as it is viewed by key decision makers as the principal operating indicator in measuring segment profitability. The key decision makers also view bad debt expense as an important measure of profit and loss. The predominant component of bad debt expense relates to Fuel Sales and Services. Bad debt expense for Fuel Sales and Services was approximately $699,000 and $259,000; total bad debt expense was $799,000 and $359,000 in the quarter ending September 2000 and September 1999, respectively.

NOTE 9 - LONG-TERM DEBT:

        During the period ending September 30, 2000, the Company borrowed $11,440,000 under its acquisition line to fund, 1) the Birmingham, Alabama FBO acquisition in September 2000 ($6.6 million), 2) the Tulsa, Oklahoma, FBO acquisition in July 2000 ($3.8 million) and 3) a hangar project in Bedford, Massachusetts ($1,040,000). Additionally, during this period the Company paid down $4.5 million of its acquisition line debt.

NOTE 10 - COMPREHENSIVE INCOME:

        For the periods presented, adjustments to derive comprehensive income from net income were insignificant.

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.


Results of operations-comparison of the Three Months ended September 30, 2000 and September 30, 1999. The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company's five operating units, as well as selected other financial statement data.



                                                               Three Months Ended September 30,
                                                  --------------------------------------------------------
                                                                      ($ In millions)
                                                          2000                            1999
                                                  ------------------------         -----------------------
                                                       % of Total                      % of Total
                                                  Amount         Revenues          Amount        Revenues
                                                  ------        ----------         ------       ---------
Revenues:

Fuel Sales and Services                           $ 73.1            64.8%          $ 43.0            57.6%

FBOs                                                23.9            21.2             15.2            20.3

Cargo Operations                                     7.1             6.3              8.3            11.1

Government Contract Services                         7.3             6.5              7.0             9.5

RPA                                                  1.4             1.2              1.1             1.5
                                                  ------          ------           ------          ------
Total Revenue                                     $112.8           100.0%          $ 74.6           100.0%
                                                  ======          ======           ======          ======


                                                           % of Unit                      % of Unit
Gross Margin (1):                                 Amount          Revenues         Amount           Revenues
                                                  ------         ---------         ------          ---------
Fuel Sales and Services                           $  2.0             2.8%          $  2.2             5.2%

FBOs                                                 3.8            15.7              2.7            17.9

Cargo Operations                                     1.7            24.4              3.0            35.5

Government Contract Services                         1.5            21.0              1.5            20.7

RPA                                                  0.2            11.5             (0.2)          (20.2)
                                                  ------          ------           ------          ------
Total Gross Margin                                $  9.2             8.1%          $  9.1            12.3%
                                                  ======          ======           ======          ======


                                                                  % of Total                      % of Total
                                                  Amount           Revenues        Amount          Revenues
                                                  ------          ----------       ------         ----------
Selling general and administrative                $  2.0             1.8%          $  1.8             2.5%

Provision for bad debts                               .8              .7               .4              .5

Depreciation and amortization                        2.6             2.3              2.4             3.2

Interest expense and other                           1.9             1.7              1.2             1.6
                                                  ------          ------           ------          ------

Income before income taxes                           1.9             1.7              3.4             4.5

Provision  for income taxes                           .7              .7              1.3             1.8
                                                  ------          ------           ------          ------

Net income before extraordinary item                 1.2             1.0              2.1             2.8

Extraordinary item                                    --              --             (1.0)           (1.3)
                                                  ------          ------           ------          ------

Net income                                        $  1.2             1.0%          $  1.1             1.5%
                                                  ======          ======           ======          ======

----------------------
(1) Gross margin as used here and throughout Management's Discussion excludes depreciation and amortization and selling, general and administrative expense.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999

Revenue increased by 51.1% to $112.8 million in the current period from $74.6 million a year ago. Approximately 73% of the revenue increase was due to higher fuel prices impacting commercial and FBO fuel sales. The balance of the revenue increase was primarily from higher commercial and FBO fuel volume. Gross margin increased marginally to $9.2 million in the current period from $9.1 million a year ago.

Revenues from fuel sales and services represented 64.8% of total revenues in the current period compared to 57.6% of total revenues a year ago. Revenues from fuel sales and services increased 70.2% to $73.1 million from $43.0 million last year. The increase in revenues from fuel sales and services was due to an increase of 48% in the price of fuel sold and an increase of 14% in the volume of fuel sold. Gross margin from fuel sales and services was $2.0 million in the current period compared with $2.2 million last year and, as a percentage of revenue, gross margin declined to 2.8% in the current period from 5.2% last year due to higher fuel prices and lower per gallon margin. Revenues and gross margin from fuel sales and services included the activities of Mercury's contract fueling business and related fuel management services.

Revenues from FBOs increased by 57.4% in the current period to $23.9 million from $15.2 million a year ago due to higher fuel prices and the addition of Tulsa, Fort Wayne, Birmingham and Charleston locations, which were acquired subsequent to the September 1999 quarter. Gross margin increased 38.1% in the current period to $3.8 million from $2.7 million last year. The increase was attributable in part to the new locations and in part to higher volumes and margins at certain existing locations.

Revenues from cargo operations in the current period decreased 15.1% to $7.1 million from $8.3 million a year ago. Gross margin from cargo operations in the current period decreased 41.2% to $1.7 million from $3.0 million in the year ago period. Decreases in both revenues and gross margin were due to a reduction in space brokerage revenue, due in part to loss of a contract with Tower Air, Inc. which filed for bankruptcy in February 2000.

Revenues from government contract services increased 3.6% in the current period to $7.3 million from $7.0 million in the year ago period. Gross margin from government contract services in the current period increased 5.1% to $1.54 million from $1.46 million last year due to higher revenues.

Selling, general and administrative expenses in the current period increased 10.1% to $2.0 million from $1.8 million in last year's period due primarily to higher professional fees and the cost of repurchasing stock options, offset in part by lower compensation expense.

Provision for bad debts increased 122.6% in the current period to $0.8 million from $0.4 million a year ago due to significantly higher sales in this period and greater exposure due to significantly higher fuel prices which has created a greater risk of loss due to potential bad debts related to certain airline accounts. Future periods may continue to be impacted by higher reserve requirements. Depreciation and amortization expense increased 8.5% in the current period to $2.6 million from $2.4 million a year ago primarily due to the four FBO acquisitions since September 1999 and various capital expenditures.

Interest expense increased by 55.9% in the current period to $2.0 million from $1.3 million a year ago due to higher average outstanding debt and higher interest rates .

Income tax expense approximated 39% of pre-tax income in both periods reflecting the expected effective annual tax rate.

Extraordinary item of $979,000 in last year's first quarter consisted of charges associated with the redemption of the Company's 73/4% convertible subordinated debentures in September 1999.

LIQUIDITY AND CAPITAL RESOURCES:

Mercury has historically financed its operations primarily through operating cash flow, bank debt and various public and private placements of bonds and subordinated debt. Mercury's cash balance at September 30, 2000 was $2,689,000.

Net cash provided by operating activities was $6,936,000 for the period ended September 30, 2000. During this period, the primary sources of net cash provided by operating activities was net income plus depreciation and amortization totaling $3,715,000 and an increase in accounts payable of $16,185,000 due in large part to higher fuel costs and higher volumes. The primary use of cash from operating activities in this period was an increase in trade and other accounts receivable of $14,435,000, due to higher sales and revenues.

Net cash used in investing activities was $10,880,000 during the current period. The primary use of cash from investing activities included acquisition of businesses of $10,400,000 and additions to property, equipment and leaseholds of $889,000.

Net cash provided by financing activities was $4,490,000 during the current period. The primary source of cash from financing activities from July 2000 through September 2000 was proceeds from long-term debt of $11,440,000. The primary use of cash from financing activities was a reduction of long-term debt of $7,212,000.

The Company's senior secured bank credit facility consists of a $35,000,000 Revolver, a term loan with an outstanding balance of $18,750,000 at September 30, 2000 and an acquisition facility with an outstanding balance of $16,868,000 at September 30, 2000. At September 30, 2000, there were no borrowings outstanding under the Revolver. The agreement contains provisions that require the maintenance of certain financial ratios including minimum tangible net worth (as defined), minimum profitability levels, maximum leverage and minimum debt service coverage and quick ratios and limitations on annual capital expenditures. Additionally, the Company is prohibited from paying dividends in excess of $400,000 per year.

On September 10, 1999, the Company issued, in a private placement, $24,000,000 Senior Subordinated 12% Note ("the Note") due 2006 with detachable warrants to acquire 503,126 shares of the Company's common stock exercisable at $6.50 per share for seven years. The Note agreement contains covenants that, among other matters, limit senior indebtedness, the disposition of assets and unfunded capital expenditures. The covenants also include a ratio test for interest coverage, leverage, fixed charge coverage and debt service.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

        There has been no material change during the quarter ended September 30, 2000 from the disclosures regarding market risk presented in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

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

        None

Item 3. Default Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6 (a) Exhibits and Exhibit List

       (b) Reports on Form 8-K

Exhibit
  No.        Description
-------      -----------
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

3.7          Amendment to Bylaws of the Company adopted on August 22, 2000

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

10.1 Employment Agreement dated December 10, 1993 between the Company and Seymour Kahn. (8)*

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

10.7         Memorandum dated September 15, 1995 regarding Summary of Bonus
             Plans for Seymour Kahn, Joseph Czyzyk and Randolph E. Ajer. (10)*

10.8         Memorandum dated September 15, 1995 regarding Summary of Bonus
             Plans for Kevin Walsh and William Silva. (10)*

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

10.10        Non-Qualified Stock Option Agreement by and between the Company and
             Seymour Kahn dated January 21, 1993. (7)*

10.11        Stock Purchase Agreement among the Company, SK Acquisition, Inc.
             and William L. Silva dated as of August 9, 1993. (8)*

10.12        Stock Exchange Agreement dated as of November 15, 1994 between
             Joseph Czyzyk and the Company. (9)*

10.13 Employment Agreement dated November 15, 1994 between the Company and Joseph Czyzyk. (16)*

10.14 Non-Qualified Stock Option Agreement dated August 24, 1995, by and between S.K. Acquisition and Mercury Air Group, Inc. (12)*

10.15 Non-Qualified Stock Option Agreement dated March 21, 1996, by and between Frederick H. Kopko and Mercury Air Group, Inc. (12)*

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

10.25        Company's 1998 Long-Term Incentive Plan. (18)*

10.26        Company's 1998 Directors Stock Option Plan. (18)*

10.27        Amendment to Employment Agreement by and between Mercury Air Group,
             Inc. and Joseph A. Czyzyk dated October 15, 1998. (19)*

10.28        Amendment No. 2 to Employment Agreement by and between Mercury Air
             Group, Inc. and Joseph A. Czyzyk dated April 12, 1999. (19)*

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

10.32 First Amendment to Revolving Credit and Term Loan Agreement dated as of September 10, 1999.(22)

10.33 Second Amended to Revolving Credit and Term Loan Agreement dated as of March 31, 2000.(22)

10.34        Third Amendment, Waiver and Consent to Revolving Credit and Term
             Loan Agreement dated as of August 11, 2000.(22)

10.35        The Company's 401(k) Plan consisting of CNA Trust Corporation.
             Regional Prototype Defined Contribution Plan and Trust and Adoption
             Agreement. (22)*

10.36        Amendment No. 3 to Employment Agreement by and between Mercury Air
             Group, Inc. and Joseph A. Czyzyk dated September 11, 2000.*

10.37        Employment Agreement dated July 31, 2000 between the Company and
             Dr. Philip J. Fagan.*

27           Financial Data Schedule.

99.1 Partnership Agreement dated as of July 27, 2000 of FK Partners by and among Philip J. Fagan, M.D., Frederick H. Kopko, Jr., and
             Joseph A. Czyzyk. (21)


-----------------------

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

(18) Such document was previously filed as Appendix A to the Company's Proxy Statement for the December 3, 1998 Annual Meeting of Shareholders and incorporated herein by reference.

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

(22) All such documents were previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 2000 and is incorporated herein by reference

(b)     Reports on Form 8-K:

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




Date: November 13, 2000