Form 10-Q
period 2000-12-31
MERCURY AIR GROUP INC
filed 2001-02-13
CIK 52532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000.

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

                                 YES [X] No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                           Number of Shares Outstanding
              Title                          As  of  February 9, 2001
              -----                          ------------------------
Common Stock, $.01 Par Value                 6,531,305

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                            ASSETS                                              DECEMBER 31,            JUNE 30,
                                                                                     2000                 2000
                                                                                -------------       -------------
CURRENT ASSETS:
 Cash and cash equivalents                                                      $   3,438,000       $   2,143,000
 Trade accounts receivable, net of allowance for doubtful accounts
   of $2,975,000 at 12/31/00 and $2,550,000 at 6/30/00  (Note 7)                   61,453,000          48,320,000
 Notes receivable - current portion                                                 1,000,000             555,000
 Inventories, principally aviation fuel                                             4,680,000           3,428,000
 Prepaid expenses and other current assets                                          2,392,000           2,960,000
                                                                                -------------       -------------
   Total current assets                                                            72,963,000          57,406,000

PROPERTY, EQUIPMENT AND LEASEHOLDS (Note 3), net of accumulated depreciation and amortization of $48,317,000 at 12/31/00 and $43,792,000
  at 6/30/00                                                                       74,162,000          65,133,000
NOTES RECEIVABLE                                                                    1,967,000             309,000
OTHER ASSETS (Notes 3 and 6)                                                       10,905,000          12,267,000
                                                                                -------------       -------------
                                                                                $ 159,997,000       $ 135,115,000
                                                                                =============       =============
             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                              $  37,530,000       $  26,111,000
  Accrued expenses and other current liabilities                                    8,829,000           6,091,000
  Income tax payable                                                                1,408,000
  Current portion of long-term debt                                                 6,220,000           6,936,000
                                                                                -------------       -------------
    Total current liabilities                                                      53,987,000          39,138,000

LONG-TERM DEBT (Note 9)                                                            49,088,000          42,358,000
DEFERRED INCOME TAXES                                                                 120,000             110,000
SENIOR SUBORDINATED NOTE                                                           22,937,000          22,844,000

COMMITMENTS AND CONTINGENCIES  (Note 7)

STOCKHOLDERS' EQUITY (Note 4):
  Preferred Stock - $.01 par value; authorized 3,000,000 shares;
   no shares outstanding
  Common Stock - $.01 par value; authorized 18,000,000 shares;
    outstanding 6,531,305 shares at 12/31/00;
    outstanding 6,472,955 shares at 6/30/00                                            65,000              64,000
  Additional paid-in capital                                                       21,200,000          21,014,000
  Retained earnings                                                                13,361,000          10,423,000
  Cumulative translation adjustment                                                  (228,000)           (228,000)
  Notes receivable from sale of stock                                                (533,000)           (608,000)
                                                                                -------------       -------------
      Total stockholders' equity                                                   33,865,000          30,665,000
                                                                                -------------       -------------
                                                                                $ 159,997,000       $ 135,115,000
                                                                                =============       =============


          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    SIX MONTHS ENDED                        THREE MONTHS ENDED
                                                       DECEMBER 31,                             DECEMBER 31,
                                              ---------------------------------       ---------------------------------
                                                  2000                1999                2000                 1999
                                              -------------       -------------       -------------       -------------
Sales and Revenues:
  Sales                                       $ 199,131,000       $ 115,286,000       $ 109,455,000       $  62,246,000
  Service revenues                               49,196,000          42,887,000          26,071,000          21,287,000
                                              -------------       -------------       -------------       -------------
                                                248,327,000         158,173,000         135,526,000          83,533,000
                                              -------------       -------------       -------------       -------------
Costs and Expenses:
  Cost of sales                                 180,069,000         100,289,000          99,259,000          54,542,000
  Operating expenses                             48,432,000          39,995,000          25,629,000          20,249,000
                                              -------------       -------------       -------------       -------------
                                                228,501,000         140,284,000         124,888,000          74,791,000
                                              -------------       -------------       -------------       -------------
    Gross Margin (Excluding depreciation
      and amortization)                          19,826,000          17,889,000          10,638,000           8,742,000
                                              -------------       -------------       -------------       -------------
Expenses (Income):
  Selling, general and administrative             4,156,000           3,672,000           2,124,000           1,827,000
  Provision for bad debts                         1,899,000             928,000           1,100,000             569,000
  Depreciation and amortization                   5,142,000           4,762,000           2,583,000           2,404,000
  Interest expense                                3,879,000           2,796,000           1,929,000           1,545,000
  Interest income                                   (66,000)           (106,000)            (20,000)            (51,000)
                                              -------------       -------------       -------------       -------------
                                                 15,010,000          12,052,000           7,716,000           6,294,000
                                              -------------       -------------       -------------       -------------
Income Before Provision for Income Taxes          4,816,000           5,837,000           2,922,000           2,448,000
Provision for Income Taxes                        1,878,000           2,276,000           1,140,000             954,000
                                              -------------       -------------       -------------       -------------
Net Income Before Extraordinary Item              2,938,000           3,561,000           1,782,000           1,494,000
Extraordinary Item  less applicable
 income taxes of $625,000 and $0                         --            (979,000)                 --              (1,000)
                                              -------------       -------------       -------------       -------------
Net Income                                    $   2,938,000       $   2,582,000       $   1,782,000       $   1,493,000
                                              -------------       -------------       -------------       -------------
Net Income Per Common Share  (Note 5):

  Basic:
    Before extraordinary item                 $        0.45       $        0.54       $        0.27       $        0.22
    Extraordinary item                                   --               (0.15)                 --                  --
                                              -------------       -------------       -------------       -------------
    Net income                                $        0.45       $        0.39       $        0.27       $        0.22
                                              -------------       -------------       -------------       -------------
  Diluted:
    Before extraordinary item                 $        0.44       $        0.46       $        0.27       $        0.21
    Extraordinary item                                   --               (0.12)                 --                  --
                                              -------------       -------------       -------------       -------------
    Net income                                $        0.44       $        0.34       $        0.27       $        0.21
                                              -------------       -------------       -------------       -------------


          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED DECEMBER 31,
                                                                           --------------------------------
                                                                               2000               1999
                                                                           ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $  2,938,000       $  2,582,000
  Non-cash component of extraordinary charge                                                       824,000

Adjustments to derive cash flow from
  Operating activities:
    Bad debt expense                                                          1,899,000            928,000
    Depreciation and amortization                                             5,142,000          4,762,000
    Deferred income taxes                                                        10,000
    Amortization of officers' loans                                              20,000             20,000
    Amortization of senior subordinated note discount                            93,000
Changes in operating assets and liabilities:
    Trade accounts receivable                                               (15,032,000)       (10,956,000)
    Inventories                                                              (1,252,000)          (920,000)
    Prepaid expenses and other current assets                                   568,000              6,000
    Accounts payable                                                         11,419,000         10,561,000
    Income taxes payable                                                      1,408,000
    Accrued expenses and other current liabilities                            2,738,000         (1,585,000)
                                                                           ------------       ------------
      Net cash provided by operating activities                               9,951,000          6,222,000
                                                                           ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Reduction in restricted cash                                                                     785,000
  (Increase) Decrease in notes receivable                                    (2,103,000)           131,000
  Decrease (Addition) to other assets                                           839,000         (1,823,000)
  Acquisition of businesses                                                 (10,400,000)        (3,100,000)
  Additions to property, equipment and leaseholds                            (3,268,000)        (4,417,000)
                                                                           ------------       ------------
      Net cash used in investing activities                                 (14,932,000)        (8,424,000)
                                                                           ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                               11,969,000          3,288,000
  Reduction of long-term debt                                                (5,955,000)        (6,722,000)
  Reduction of note receivable from sale of stock                                75,000             54,000
  Reduction of convertible subordinated debentures                                             (19,534,000)
  Repurchase of common stock                                                                    (1,456,000)
  Proceeds from senior subordinated note                                                        24,000,000
  Proceeds from issuance of common stock                                        187,000
                                                                           ------------       ------------
       Net cash provided by (used in) investing activities                    6,276,000           (370,000)
                                                                           ------------       ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                            1,295,000         (2,572,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                2,143,000          4,797,000
                                                                           ------------       ------------
CASH AND CASH EQUIVALENTS,  END OF PERIOD                                  $  3,438,000       $  2,225,000
                                                                           ============       ============
CASH PAID DURING THE PERIOD:
  Interest                                                                 $  3,816,000       $  3,465,000
  Income taxes (refunded)                                                  $   (715,000)      $  2,000,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of 318 debentures into 43,590 shares of common stock                               $    318,000


          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION:

               The accompanying unaudited financial statements reflect all adjustments (consisting of normal, recurring accruals only) which are necessary to fairly present the results for the interim periods. Such financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2000 and the notes thereto. The results of operations for the six months ended December 31, 2000 are not necessarily indicative of results for the full year.


NEW ACCOUNTING PRONOUNCEMENTS:

        On July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The cumulative effect of adoption at July 1, 2000 was insignificant. At December 31, 2000, there were no outstanding derivative contracts.

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

In July 2000, the Company purchased hangars, buildings and leaseholds at its Tulsa, Oklahoma FBO and paid $3.8 million cash which was borrowed from its acquisition line.


NOTE 4 - STOCKHOLDINGS' EQUITY:

               During the six month period ended December 31, 2000, 58,350 common shares were issued from the exercise of options, the proceeds from which were $187,000. In addition, options to purchase 86,275 common shares were repurchased by the Company in September 2000 at a cost of $428,000 and charged to expense.


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

                                              Six Months Ended                                   Three Months Ended
                                 December 31, 2000        December 31, 1999         December 31, 2000         December 31, 1999
                              -----------------------   -----------------------   -----------------------   -----------------------
                                Diluted       Basic      Diluted       Basic       Diluted       Basic       Diluted       Basic
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Weighted average number of
common shares outstanding
during the period              6,516,000    6,516,000    6,652,000    6,652,000    6,531,000    6,531,000   6,653,000     6,653,000

Common stock equivalents
resulting from the assumed
exercise of stock options and
warrants                         173,000                   373,000                   151,000                   428,000           --

Common shares resulting
from the assumed conversion
of debentures                     46,000           --    1,126,000           --       46,000           --       62,000           --
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Weighted average number of
common and common
equivalent shares outstanding
during the
period                         6,735,000    6,516,000    8,151,000    6,652,000    6,728,000    6,531,000    7,143,000    6,653,000
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net income before
extraordinary item            $2,938,000   $2,938,000   $3,561,000   $3,561,000   $1,782,000   $1,782,000   $1,494,000   $1,494,000

Interest expense, net of tax,
on convertible debenture          12,000           --      179,000           --        6,000           --        7,000           --
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Adjusted income before
extraordinary item             2,950,000    2,938,000    3,740,000    3,561,000    1,788,000    1,782,000    1,501,000    1,494,000

Extraordinary item                    --           --     (979,000)    (979,000)          --           --       (1,000)      (1,000)
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Adjusted income               $2,950,000   $2,938,000   $2,761,000   $2,582,000   $1,788,000   $1,782,000   $1,500,000   $1,493,000
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Common and common share
equivalents                    6,735,000    6,516,000    8,151,000    6,652,000    6,728,000    6,531,000    7,143,000    6,653,000
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Earnings per share:

Before extraordinary item     $     0.44   $     0.45    $    0.46   $     0.54   $     0.27   $     0.27   $     0.21   $     0.22

Extraordinary item                    --           --        (0.12)       (0.15)          --           --           --           --
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net income                    $     0.44   $     0.45   $     0.34   $     0.39   $     0.27   $     0.27   $     0.21   $     0.22
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

NOTE 6 -  OTHER ASSETS:

                Other Assets include $1.0 million related to an investment made by the Company on September 1, 2000 for a 49% interest in a start-up cargo company. The investment will be accounted for using the equity method of accounting.

NOTE 7- LITIGATION:

        In connection with the Chapter 7 bankruptcy filing for Western Pacific Airlines, Inc., ("WPAI"), the Company received a letter, dated August 25, 1999, from the bankruptcy trustee's attorneys making a formal demand for recovery of alleged preference payments of approximately $11.4 million. This amount represents cash received for payment of fuel sales during the 90 days prior to WPAI's initial bankruptcy filing. The Company also received notice of a claim by the trustee for $1.1 million against Compass Bank for payments made pursuant to a loan between Compass and WPAI, which the Company guaranteed. The trustee filed suit in the United States District Court for the District of Colorado on October 1, 1999. In December 2000, the Company agreed to a settlement of all claims with the Trustee, subject to the Bankruptcy courts approval. The settlement consists of ten quarterly payments of $175,000, with the unpaid balance secured by a letter of credit. Payments are expected to begin upon approval of the settlement by the bankruptcy court. The Company has recorded a charge to bad debt expense equal to the present value of the payments, $1.6 million. During the quarter, this was partially offset by approximately $900,000 in bad debt recoveries from a former customer.

        In November 1999, Mr. Perez, formerly the President of RPA, filed a lawsuit alleging violations of his employment contract between the Company, RPA and Mr. Perez asserting, among other things, constructive termination. The Company subsequently filed a suit seeking declaratory relief regarding the employment contract. The suit was then amended to seek damages against Mr. Perez. The Company filed a motion with the United States District Court for the Southern District of New York (New York City) to dismiss Mr. Perez's claim against the Company. On January 31, 2001 the court ruled in the Company's favor and dismissed all of Mr. Perez's claims against the Company. The Company has remaining claims against Mr. Perez, which are expected to go forward in February, 2001. Mr. Perez filed a mirror case in the State Court of Florida (Miami Dade County), which the Company expects to be dismissed.

NOTE 8 -  SEGMENT REPORTING:

               The Company operates and reports it's activities through five principal units: 1) Fuel Sales and Services, 2) Fixed Based Operations, 3) Cargo Operations, 4) Government Contract Services, and 5) RPA.


                                                                                 Government
                                     Fuel Sales      Fixed Base       Cargo       Contract
(Dollars in Thousands)               and Services    Operations     Operations    Services        RPA             Total

QUARTER ENDED DECEMBER 31, 2000
Revenues                                $ 91,760      $ 26,445      $  8,669      $  7,220       $  1,432       $135,526
Gross Margin                               2,511         4,065         2,349         1,525            188         10,638
Depreciation and Amortization                187         1,303           805           212             76          2,583
Capital Expenditures                          42         1,063         1,263            11                         2,379
Segment Assets                            58,883        39,331        34,598        20,557          6,628        159,997

                                                                                 Government
                                     Fuel Sales      Fixed Base       Cargo       Contract
(Dollars in Thousands)               and Services    Operations     Operations    Services        RPA             Total

QUARTER ENDED DECEMBER 31, 1999
Revenues                                $ 50,107      $ 17,692      $  9,031      $  5,885       $    818       $ 83,533
Gross Margin                               2,078         2,737         3,356         1,197           (626)         8,742
Depreciation and Amortization                211         1,112           812           208             61          2,404
Capital Expenditures                          63         5,261           163            40                         5,527
Segment Assets                            54,979        27,517        31,542        17,948          6,503        138,489

SIX MONTHS ENDED DECEMBER 31, 2000
Revenues                                $164,905      $ 50,335      $ 15,728      $ 14,520       $  2,839       $248,327
Gross Margin                               4,534         7,810         4,071         3,061            350         19,826
Depreciation and Amortization                373         2,584         1,606           428            151          5,142
Capital Expenditures                          79        12,300         1,332           (43)                       13,668
Segment Assets                            58,883        39,331        34,598        20,557          6,628        159,997

SIX MONTHS ENDED DECEMBER 31, 1999
Revenues                                $ 93,080      $ 32,874      $ 17,350      $ 12,928       $  1,941       $158,173
Gross Margin                               4,326         5,448         6,310         2,658           (853)        17,889
Depreciation and Amortization                377         2,110         1,725           436            114          4,762
Capital Expenditures                          63         6,896           510            48                         7,517
Segment Assets                            54,979        27,517        31,542        17,948          6,503        138,489

Gross margin is used as the measure of profit and loss for segment reporting purposes as it is viewed by key decision makers as the principal operating indicator in measuring segment profitability. The key decision makers also view bad debt expense as an important measure of profit and loss. The predominant component of bad debt expense relates to Fuel Sales and Services. Bad debt expense for Fuel Sales and Services was approximately $999,000 and $469,000 in the quarter ended December 31, 2000 and December 31, 1999 respectively; total bad debt expense was $1,100,000 and $569,000 in the quarter ending December 2000 and December 1999, respectively. For the six months ended December 31, 2000 and December 31, 1999, bad debt expense for Fuel Sales and Services was approximately $1,699,000 and $728,000, respectively: total bad debt expense was $1,899,000 and $928,000, respectively.

NOTE 9 - LONG-TERM DEBT:

        During the six months ended December 31, 2000, the Company borrowed $11,969,000 under its acquisition line to fund, 1) the Birmingham, Alabama FBO acquisition in September 2000 ($6.6 million), 2) the Tulsa, Oklahoma, FBO acquisition in July 2000 ($3.8 million) and 3) a hangar project in Bedford, Massachusetts ($1.6 million). Additionally, the Company paid down $4.5 million of its acquisition line debt.

NOTE 10 - COMPREHENSIVE INCOME:

      For the periods presented, adjustments to derive comprehensive income from net income were insignificant.

ITEM 2.

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS- COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999 AND COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999.

The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company's five operating units, as well as selected other financial statement date.

                                      Six Months Ended December 31,                     Three Months Ended December 31,
                                      -----------------------------                   -----------------------------------
    ($ in millions)                   2000                    1999                    2000                    1999
                                 Amount  % of Total     Amount   % of Total     Amount   % of Total   Amount     % of Total
                                           Revenues                Revenues                Revenues                Revenues
Revenues:
Fuel sales and services        $  164.9        66.4%    $   93.1       58.8%    $   91.8       67.7%    $  50.1       60.0%
FBOs                               50.4        20.4         32.9       20.8         26.4       19.5        17.7       21.2
Cargo operations                   15.7         6.3         17.4       11.0          8.7        6.4         9.0       10.8
Government contract
  services                         14.5         5.8         12.9        8.2          7.2        5.3         5.9        7.0
RPA                                 2.8         1.1          1.9        1.2          1.4        1.1         0.8        1.0
                               --------     -------     --------    -------     --------    -------     -------    -------
Total Revenue                  $  248.3       100.0%    $  158.2      100.0%    $  135.5      100.0%    $  83.5      100.0%
                               ========     =======     ========    =======     ========    =======     =======    =======


                                Amount    % of Unit     Amount    % of Unit     Amount     % of Unit    Amount     % of Unit
                                           Revenues                Revenues                 Revenues                Revenues
Gross Margin (1):
Fuel sales and services         $   4.5         2.7%     $   4.3        4.6%     $   2.5        2.7%     $  2.1        4.1%
FBOs                                7.8        15.5          5.4       16.6          4.1       15.4         2.7       15.5
Cargo operations                    4.1        25.9          6.3       36.4          2.3       27.1         3.4       37.2
Government contract
  services                          3.0        21.1          2.7       20.6          1.5       21.1         1.2       20.3
RPA                                 0.4        12.3         (0.8)     (43.9)         0.2       13.1        (0.6)     (76.5)
                                -------      ------      -------     ------      -------     ------      ------     ------
Total Gross Margin              $  19.8         8.0%     $  17.9       11.3%     $  10.6        7.8%     $  8.8       10.5%
                                =======      ======      =======     ======      =======     ======      ======     ======


                               Amount    % of Total     Amount    % of Total    Amount     % of Total    Amount   % of Total
                                           Revenues                Revenues                 Revenues               Revenues
Selling, general and
  administrative                 $  4.2         1.7%      $  3.7        2.3%      $  2.1        1.6%     $  1.8        2.2%
Provision for bad debts             1.9         0.8          0.9        0.6          1.1        0.8         0.6        0.7
Depreciation and
  amortization                      5.1         2.1          4.8        3.0          2.6        1.9         2.4        2.9
Interest expense and other          3.8         1.4          2.7        1.7          1.9        1.4         1.5        1.8
                                 ------       -----       ------      -----       ------      -----      ------      -----
Income  before income taxes         4.8         1.9          5.8        3.7          2.9        2.2         2.5        2.9
Provision  for income taxes         1.9         0.8          2.3        1.4          1.1        0.8         1.0        1.2
                                 ------       -----       ------      -----       ------      -----      ------      -----
Net  income  before
  extraordinary item                2.9         1.2          3.6        2.3          1.8        1.3         1.5        1.8
Extraordinary item                   --          --         (1.0)      (0.6)          --         --          --         --
                                 ------       -----       ------      -----       ------      -----      ------      -----
Net income                       $  2.9         1.2%      $  2.6        1.6%      $  1.8        1.3%     $  1.5        1.8%
                                 ======       =====       ======      =====       ======      =====      ======      =====

(1) Gross margin as used here and throughout Management's Discussion excludes depreciation and amortization and selling, general and administrative expense.

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999.

Revenue increased by 62.2% to $135.5 million in the current quarter from $83.5 million a year ago primarily due to an increase in both the price and volume of fuel sold. Gross margin increased 21.7% to $10.6 million in the current period from $8.8 million a year ago primarily due to an increase in gross margins from the FBOs and from RPA compared to a year ago.

Revenues from fuel sales and services represented 67.7% of total revenues in the current period compared to 60.0% of total revenues a year ago. Revenues from fuel sales and services increased 83.1% to $91.8 million from $50.1 million last year. The increase in revenues from fuel sales and services was due to an increase of 33.2% in the volume of fuel sold and an increase of approximately 37% in the price of fuel . Gross margin from fuel sales and service increased by 20.8% to $2.5 million in the current period from $2.1 million last year due to the volume increase resulting from a significant new customer added in September 2000.

Revenues from FBOs increased by 49.5% in the current period to $26.4 million from $17.7 million a year ago primarily due to the addition of FBOs in Fort Wayne, Birmingham, Tulsa, Charleston and John's Island during or subsequent to the December 1999 quarter and higher fuel prices in the period. Gross margin increased 48.5% in the current period to $4.1 million from $2.7 million last year. The increase was primarily attributable to increased fuel volume and higher per gallon margins at existing locations and to contributions made from the new locations.

Revenues from cargo operations in the current quarter decreased 4.0% to $8.7 million from $9.0 million a year ago. This decrease was due to a reduction in space brokerage revenues, primarily due to the bankruptcy of Tower Air in the third quarter of fiscal 2000. Gross margin from cargo operations in the current quarter decreased 30.0% to $2.3 million from $3.4 million in the year ago period primarily due to lower space brokerage revenue and higher cargo handling costs.

Revenues from government contract services increased 22.7% in the current period to $7.2 million from $5.9 million in the year ago period. The increase in revenues from government contract services was due primarily to new contracts added in the past twelve months and higher revenue from the base housing maintenance contract in Yokota, Japan. Partially offsetting this were two refueling contract losses and lower revenue from Weather Data based on a lower number of contracts during the last twelve months. Gross margin increased by 27.4% to $1.5 million in the current period from $1.2 million last year due to higher revenues.

Revenues from RPA increased by 75.1% in the current period to $1.4 million from $0.8 million a year ago due to higher contract license fees. As a result of the increased revenues, gross margin increased to $0.2 million in the current period compared to a loss of $0.6 million a year ago.

Selling, general and administrative expenses increased 16.3% to $2.1 million from $1.8 million in the prior year's quarter due primarily to higher professional fees.

Provision for bad debts increased to $1.1 million from $0.6 million in the year ago quarter due to higher sales in the current period and greater credit exposure due to significantly higher fuel prices which has created a greater risk of potential bad debts related to certain airline accounts. A portion of the current quarter increase is also attributable to the Western Pacific legal settlement. (See Note 7 to the accompanying financial statements.)

Depreciation and amortization expense increased 7.4% to $2.6 million from $2.4 million primarily due to FBO acquisitions made during the past twelve months and various capital expenditures.

Interest expense increased 24.9% to $1.9 million from $1.5 million due to higher interest rates and higher average outstanding borrowings in the current period.

Income tax expense approximated 39.0% of pre-tax income in each period reflecting the expected effective annual income tax rate.

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999.

Revenues increased 57.0% to $248.3 million from $158.2 million in the prior year due to a significant increase in the volume and price of fuel sold. Gross margin increased 10.8% to $19.8 million from $17.9 million a year ago primarily due to an increase in gross margin from FBOs and RPA which were partially offset by lower gross margins from cargo operations.

Revenues from fuel sales and services represented 66.4% of total revenues in the current period compared to 58.8% of total revenue a year ago. Revenues from fuel sales and services increased 77.2% to $164.9 million from $93.1 million last year. The increase in revenues from fuel sales and services was due to an increase of 43% in the price of fuel and an increase of 23.9% in the volume of fuel sold. Gross margin from fuel sales and services increased 4.8% in the current period to $4.5 million from $4.3 million a year ago. The increase in gross margin from fuel sales and services was due to higher margins on increased volume of fuel sold, partially offset by higher expenses. In September 2000, the Company added a significant new customer which accounted for the volume increase.

Revenue from FBOs increased 53.1% to $50.4 million from $32.9 million a year ago due to higher fuel prices and the acquisition of FBOs in Tulsa and Fort Wayne in fiscal 2000 and Birmingham in September 2000. Gross margin increased 43.4% to $7.8 million from $5.4 million in the year ago period due primarily to the new locations and higher fuel volumes and margins from existing locations.

Revenues from cargo operations decreased 9.3% to $15.7 million from $17.4 million a year ago. The decrease was principally due to a reduction in space brokerage revenues, primarily due to the Tower Air bankruptcy which occurred during the third quarter of fiscal 2000. Gross margin from cargo operations decreased 35.5% to $4.1 million from $6.3 million in the year ago period primarily due to lower space brokerage revenue and higher cargo handling costs.

Revenues from government contract services increased 12.3% to $14.5 million from $12.9 million in the year ago period. The increase in revenues from government contract services was primarily due to the addition of new contracts during the last twelve months and higher revenue from the Yokota, Japan contract. Partially offsetting this were two refueling contracts lost and lower Weather Data revenue based on a lower number of contracts in the last twelve months. Gross margin from government contract services in the current period increased 15.2% to $3.0 million from $2.7 million last year due to higher revenues.

Revenues from RPA increased by 46.3% in the current period to $2.8 million from $1.9 million a year ago due to increased contract license fees. As a result of the revenue increase, gross margin increased to $0.4 million in the current period compared to a loss of $0.8 million a year ago.

Selling general and administrative expenses in the current period increased 13.2% to $4.2 million from $3.7 million in the year ago period. The increase was primarily due to higher professional fees.

Provision for bad debts increased 104.6% in the current period to $1.9 million from $0.9 million in the year ago period due to significantly higher sales in the current period and greater credit exposure due to significantly higher fuel prices. A portion of the current bad debt provision is attributable to the Western Pacific legal settlement. (See Note 7 to the accompanying financial statements.)

Depreciation and amortization expense increased 8.0% to $5.1 million from $4.8 million a year ago. The increase is primarily related to the FBO acquisitions and various capital expenditures during the past year.

Interest expense increased 38.7% in the current six months to $3.9 million from $2.8 million a year ago due to higher interest rates and higher average outstanding borrowings.

Income tax expense approximated 39.0% of pretax income in both periods reflecting the expected effective annual tax rate.

The extraordinary item of $979,000 in the year ago period consisted of charges associated with the redemption of the company's 7 3/4% convertible subordinated debentures in September 1999. The charge includes a $780,000 redemption premium plus write off of capitalized fees of $824,000, less a tax benefit of $625,000.

LIQUIDITY AND CAPITAL RESOURCES:

Mercury has historically financed its operations primarily through operating cash flow, bank debt and various public and private placements of bonds and subordinated debt. Mercury's cash balance at December 31, 2000 was $3.4 million

Net cash provided by operating activities was $10.0 million during the six month period ended December 31, 2000. During this period, the primary sources were net income and depreciation and amortization totalling $8.2 million and an increase in accounts payable of $11.4 million. The primary use of cash was an increase in accounts receivable of $15.0 million. Accounts receivable at December 31, 2000 increased to $61.5 million from $48.3 million at June 30, 2000 due to significantly higher sales in the current six month period. Days sales outstanding were approximately 41 at December 31, 2000 compared to approximately 52 at June 30, 2000.

Net cash used in investing activities was $14.9 million during the current six month period. The primary use of cash from investing activities included additions to property, equipment and leaseholds of $3.3 million, acquisition of businesses of $10.4 million and an increase in notes receivable of $2.1 million.

Net cash provided by financing activities was $6.3 million during the current six month period. The primary use of cash from financing activities in the current six month period was the reduction in long-term debt of $6.0 million. The primary source of cash from financing activities was proceeds from long-term debt of $12.0 million.

The Company's Senior Secured bank credit facility consists of a $35 million Revolver, a term loan with an outstanding balance of $17.6 million at December 31, 2000 and an acquisition facility with an outstanding balance of $17.4 million at December 31, 2000. At December 31, 2000, there was $2.5 million outstanding under the Revolver and approximately $17.5 million in outstanding letters of credit. Principal installments are due quarterly on the term loan over a five year period ending in March 2004. Balances owed under the Revolver and acquisition facility are due in March 2004. The agreement contains provisions that require the maintenance of certain financial ratios including minimum tangible net worth (as defined), minimum profitability levels, maximum leverage and minimum debt service coverage and quick ratios and limitations on annual capital expenditures. Additionally, the Company is prohibited from paying dividends in excess of $400,000 per year.

On September 10, 1999, the Company issued a $24 million Senior Subordinate Note due in September 2006 with detachable warrants to purchase 503,126 shares of Company's common stock exercisable at $6.50 per share for seven years. The Note agreement contains covenants that, among other matters, limit senior indebtness, the disposition of assets and unfunded capital expenditures. The covenants also include a ratio test for interest coverage, leverage, fixed charge coverage and debt service.

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

From June 1999 to June 30, 2000 per gallon fuel costs rose approximately 67%. During the current fiscal year fuel prices have remained high. Significantly higher fuel prices for an extended period of time have a negative impact on the aviation industry as it increases the airlines operating expenses. Smaller, less well capitalized airlines may be more seriously impacted. The provision in the current six month period was $1.9 million compared to $0.9 million a year ago. The increase in the general bad debt reserve resulted from significantly higher fuel prices during the current fiscal year which have created a greater risk of loss due to potential bad debts related to certain airline accounts. Future periods may continue to be impacted by higher reserve requirements related to potential bankruptcies. In December 2000, National Airlines, a significant fuel customer of the Company's, filed for Chapter 11 Bankruptcy protection. The Company's receivable from National is secured by certain of National's assets and the Company keeps National's credit line at or under $1.0 million. Mercury is continuing to provide fuel to National on a post petition basis under the auspices of the Bankruptcy Court.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There has been no material change during the six months ended December 31, 2000 from the disclosures regarding market risk presented in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        In connection with the Chapter 7 bankruptcy filing for Western Pacific Airlines, Inc., ("WPAI"), the Company received a letter, dated August 25, 1999, from the bankruptcy trustee's attorneys making a formal demand for recovery of alleged preference payments of approximately $11.4 million. This amount represents cash received for payment of fuel sales during the 90 days prior to WPAI's initial bankruptcy filing. The Company also received notice of a claim by the trustee for $1.1 million against Compass Bank for payments made pursuant to a loan between Compass and WPAI, which the Company guaranteed. The trustee filed suit in the United States District Court for the District of Colorado on October 1, 1999. In December 2000, the Company agreed to a settlement of all claims with the Trustee, subject to the Bankruptcy courts approval. The settlement consists of ten quarterly payments of $175,000, with the unpaid balance secured by a letter of credit. Payments are expected to begin upon approval of the settlement by the bankruptcy court. The Company has recorded a charge to bad debt expense equal to the present value of the payments, $1.6 million. During the quarter, this was partially offset by approximately $900,000 in bad debt recoveries from a former customer.

        In November 1999, Mr. Perez, formerly the President of RPA, filed a lawsuit alleging violations of his employment contract between the Company, RPA and Mr. Perez asserting, among other things, constructive termination. The Company subsequently filed a suit seeking declaratory relief regarding the employment contract. The suit was then amended to seek damages against Mr. Perez. The Company filed a motion with the United States District Court for the Southern District of New York (New York City) to dismiss Mr. Perez's claim against the Company. On January 31, 2001 the court ruled in the Company's favor and dismissed all of Mr. Perez's claims against the Company. The Company has remaining claims against Mr. Perez, which are expected to go forward in February, 2001. Mr. Perez filed a mirror case in the State Court of Florida (Miami Dade County), which the Company expects to be dismissed.

Item 2. Change in Securities

    None

Item 3. Default Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        On December 14, 2000, the Company held its annual meeting of Shareholders.

All of the Company's directors were re-elected at the meeting by the following votes:

Name                         For            Against    Abstain Broker Non-Vote
----                         ---            ------     -----------------------
Dr. Philip Fagan, Jr.        5,336,161      312,727          -0-
Joseph A. Czyzyk             5,336,161      312,727          -0-
Frederick H. Kopko           5,336,161      312,727          -0-
Harold T. Bowling            5,335,705      313,183          -0-
Robert L. List               5,336,161      312,727          -0-

        The annual meeting of Shareholders was adjourned until January 9, 2001 for the purpose of adopting the proposal that would change the Company's state of incorporation from New York to Delaware. On January 9, 2001, the proposal was adopted at meeting by the following votes:

For            Against      Abstain Broker Non-Vote
---            -------      -----------------------
4,470,586      415,954      27,736

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Mercury Air Group, Inc.
                                    Registrant


                                    /s/ JOSEPH CZYZYK
                                    --------------------------------------------
                                    Joseph Czyzyk
                                    Chief  Executive Officer


                                    /s/ RANDY AJER
                                    --------------------------------------------
                                    Randy Ajer
                                    Principal Financial and Accounting Officer


February 09, 2001

Item 6  (a) Exhibits and Exhibit List
        (b) Reports on Form 8-K

(a)

Exhibit
No.                             Description
-------                         -----------
3.1        Restated Certificate of Incorporation.(4)
3.2        Form of Amendment to Restated Certificate of Incorporation creating the Series A 8%
           Convertible Cumulative Redeemable Preferred Stock.(4)
3.3        Form of Amendment to Restated Certificate of Incorporation declaring the Separation
           Date for the Series A 8% Convertible Redeemable Preferred Stock.(5)
3.4        Bylaws of the Company.(4)
3.5        Amendment to Bylaws of the Company.(10)
3.6        Amendment to Bylaws of the Company adopted on December 3, 1998.(19)
3.7        Amendment to Bylaws of the Company adopted on August 22, 2000.(23)
4.1        Form of Indenture between Mercury Air Group, Inc. and IBJ Schroder Bank &
           Trust Company.(11)
4.2        Negotiable Promissory Note, dated as of June 21, 1996, from Mercury Air Group,
           Inc. to Raytheon Aircraft Services, Inc.(13)
4.3        Legend Agreement, dated as of August 29, 1996 between Mercury Air Group, Inc.
           and Raytheon Aircraft Services, Inc.(13)
4.4        Loan Agreement between California Economic Development Financing Authority and
           Mercury Air Group, Inc. relating to $19,000,000 California Economic Development
           Financing Authority Variable Rate Demand Airport Facilities Revenue Bonds, Series
           1998 (Mercury Air Group, Inc. Project) dated as of April 1, 1998.(3)
4.5        Securities Purchase Agreement dated September 10, 1999 by and among Mercury Air
           Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(20)
4.6        Amendment No. 1 dated as of September 30, 2000 by and between J.H. Whitney
           Mezzanine Fund, L.P. and Mercury Air Group, Inc. to the Securities Purchase Agreement.
10.1       Employment Agreement dated December 10, 1993 between the Company and Seymour
           Kahn.(8)*
10.2       Stock Purchase Agreement between the Company, SK Acquisition, Inc., Randolph
           E. Ajer, Kevin J. Walsh, Grant Murray and Joseph Czyzyk.(2)*
10.3       Company's 1990 Long-Term Incentive Plan.(6)*
10.4       Company's 1990 Directors Stock Option Plan.(1)*
10.5       Lease for 6851 West Imperial Highway, Los Angeles, California.(4)
10.6       Memorandum Dated September 15, 1997 regarding Summary of Officer Life Insurance
           Policies with Benefits Payable to Officers or Their Designated Beneficiaries.(15)*
10.7       Memorandum dated September 15, 1995 regarding Summary of Bonus Plans for Seymour
           Kahn, Joseph Czyzyk and Randolph E. Ajer.(10)*
10.8       Memorandum dated September 15, 1995 regarding Summary of Bonus Plans for Kevin Walsh and William Silva.(10)*
10.9       The Company's 401(k) Plan consisting of LCI Actuaries, Inc. Regional Prototype
           Defined Contribution Plan and Trust and Adoption Agreement.(7)*

Exhibit
No.                             Description
-------                         -----------
10.10      Non-Qualified Stock Option Agreement by and between the Company and Seymour Kahn dated January 21, 1993.(7)*
10.11      Stock Purchase Agreement among the Company, SK Acquisition, Inc. and William L. Silva dated as of August 9, 1993.(8)*
10.12      Stock Exchange Agreement dated as of November 15, 1994 between Joseph Czyzyk and the
           Company.(9)*
10.13      Employment Agreement dated November 15, 1994 between the Company and Joseph Czyzyk.(16)*
10.14      Non-Qualified Stock Option Agreement dated August 24, 1995, by and between S.K.
           Acquisition and Mercury Air Group, Inc.(12)*
10.15      Non-Qualified Stock Option Agreement dated March 21, 1996, by and between Frederick
           H. Kopko and Mercury Air Group, Inc.(12)*
10.16      Credit Agreement by and among Sanwa Bank California, Mellon Bank, N.A., The First
           National Bank of Boston and Mercury Air Group, Inc. dated March 14, 1997.(14)
10.17      First Amendment to Credit Agreement and Related Loan Documents dated as of  November
           1997, by and among Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A. and
           Mercury Air Group, Inc.(16)
10.18      First Amendment of 1998 to Credit Agreement and Other Loan Documents dated as of
           April 1, 1998, by and among Sanwa Bank California, Mellon Bank, N.A., BankBoston,
           N.A. and Mercury Air Group, Inc.(3)
10.19      Second Amendment of 1998 to Credit Agreement and Other Loan Documents
           dated as of April 1998, by and between Sanwa Bank California, Mellon
           Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc.(16)
10.20      Third Amendment of 1998 to Credit Agreement and Other Loan Documents dated as of
           August 31, 1998, by and between Sanwa Bank California, Mellon Bank, N.A., BankBoston,
           N.A. and Mercury Air Group, Inc.(16)
10.21      Reimbursement Agreement dated as of April 1, 1998, by and among Sanwa Bank
           California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc.(3)
10.22      First Amendment to Reimbursement Agreement and Other L/C Documents as of August 31,
           1998, by and between Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A. and
           Mercury Air Group, Inc.(16)
10.23      Fourth Amendment of 1998 to Credit Agreement and Other Loan Documents by and between
           Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air Group,
           Inc. dated September 15, 1998.(17)
10.24      Second Amendment to Reimbursement Agreement and Other L/C Documents by and between
           Sanwa Bank California, Mellon Bank, N.A., BankBoston, N.A. and Mercury Air Group,
           Inc. dated September 15, 1998.(17)
10.25      Company's 1998 Long-Term Incentive Plan.(18)*
10.26      Company's 1998 Directors Stock Option Plan.(18)*
10.27      Amendment to Employment Agreement by and between Mercury Air Group, Inc. and
           Joseph A. Czyzyk dated October 15, 1998.(19)*
10.28      Amendment No. 2 to Employment Agreement by and between Mercury Air Group, Inc.
           and Joseph A. Czyzyk dated April 12, 1999.(19)*
10.29      First Amendment of 1999 to Credit Agreement and Other Loan Documents dated as of December 31, 1998 by and between Sanwa Bank California, Mellon Bank, N.A. and
           BankBoston, N.A. and Mercury Air Group, Inc.(19)

Exhibit
No.                             Description
-------                         -----------
10.30      Third Amendment to Reimbursement Agreement and Other L/C Documents
           dated as of December 31, 1998 by and between Sanwa Bank California,
           Mellon Bank, N.A., BankBoston, N.A. and Mercury Air Group, Inc.(19)
10.31      Revolving Credit and Term Loan Agreement dated as of March 2, 1999 by and among Mercury Air Group, Inc., The Banks listed on Schedule 1 thereto, and The Fleet National Bank f/k/a BankBoston, N.A., as Agent.(19)
10.32      First Amendment to Revolving Credit and Term Loan Agreement
           dated as of September 10, 1999.(22)
10.33      Second Amendment to Revolving Credit and Term Loan Agreement dated as of
           March 31, 2000.(22)
10.34      Third Amendment, Waiver and Consent to Revolving Credit and Term Loan Agreement
           dated as of August 11, 2000.(22)
10.35      The Company's 401(k) Plan consisting of CNA Trust Corporation. Regional Prototype
           Defined Contribution Plan and Trust and Adoption Agreement.(22)*
10.36      Amendment No. 3 to Employment Agreement by and between Mercury Air Group, Inc. and
           Joseph A. Czyzyk dated September 11, 2000.(23)*
10.37      Employment Agreement dated July 31, 2000 between the Company and Dr. Philip J.
           Fagan.(23)*
10.38      Fourth Amendment to Revolving Credit and Term Loan Agreement dated as of
           November 14, 2000.
10.39      Amendment No. 1 to Mercury Air Group, Inc. 1998 Long-Term Incentive Option
           Plan as of August 22, 2000.*
10.40      Amendment No. 1 to Mercury Air Group, Inc. 1998 Directors Stock Option Plan
           as of August 22, 2000.*
99.1       Partnership Agreement dated as of July 27, 2000 of FK Partners by and among
           Philip J. Fagan, M.D., Frederick H. Kopko, Jr., and Joseph A. Czyzyk.(21)

------------------------
*     Denotes managements contract or compensation plan or arrangement.

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

(22) All such documents were previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 2000 and is incorporated herein by reference.

(23) All such documents were previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(b) Reports on Form 8-K:

      None