Form 10-Q
period 2001-03-31
MERCURY AIR GROUP INC
filed 2001-05-11
CIK 52532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
Act of 1934 For the Transition period from             to

Commission File No. 1-7134

                             MERCURY AIR GROUP, INC.

             (Exact name of registrant as specified in its charter)

                   Delaware                                95-4836590
                   --------                                ----------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)               Identification Number)


    5456 McConnell Avenue, Los Angeles, CA                   90066
   ----------------------------------------                ----------
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

                                YES [X]   No [ ]

       Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                               Number of Shares Outstanding
                   Title                             As of May 9, 2001
                   -----                             -----------------
        Common Stock, $.01 Par Value                    6,546,430

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

             ASSETS                                                                 MARCH 31,           JUNE 30,
                                                                                      2001                2000
                                                                                  -------------       -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                       $   1,453,000       $   2,143,000
  Trade accounts receivable, net of allowance for doubtful accounts
      of $2,846,000 at 3/31/01 and $2,550,000 at 6/30/00                             57,844,000          49,184,000
  Inventories, principally aviation fuel                                              3,233,000           3,428,000
  Prepaid expenses and other current assets                                           4,224,000           2,960,000
                                                                                  -------------       -------------
    Total current assets                                                             66,754,000          57,715,000


PROPERTY, EQUIPMENT AND LEASEHOLDS (Note 3), net of accumulated depreciation and amortization of $50,639,000 at 3/31/01 and $43,792,000
  at 6/30/00                                                                         72,894,000          65,133,000
OTHER ASSETS (Notes 3 and 6)                                                          9,912,000          12,267,000
                                                                                  -------------       -------------
                                                                                  $ 149,560,000       $ 135,115,000
                                                                                  =============       =============
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                $  29,875,000       $  26,111,000
  Accrued expenses and other current liabilities                                      9,330,000           6,091,000
  Income tax payable                                                                  1,417,000
  Current portion of long-term debt                                                   6,210,000           6,936,000
                                                                                  -------------       -------------
    Total current liabilities                                                        46,832,000          39,138,000

LONG-TERM DEBT (Note 9)                                                              45,399,000          42,358,000
DEFERRED INCOME TAXES                                                                   110,000             110,000
SENIOR SUBORDINATED NOTE                                                             22,984,000          22,844,000


COMMITMENTS AND CONTINGENCIES  (Note 7)

STOCKHOLDERS' EQUITY (Note 4):
     Preferred Stock - $.01 par value; authorized 3,000,000 shares;
       no shares outstanding
    Common Stock - $ .01 par value; authorized 18,000,000 shares; outstanding
      6,546,430 shares at 3/31/01; outstanding 6,472,955 shares at 6/30/00               65,000              64,000
    Additional paid-in capital                                                       21,270,000          21,014,000
    Retained earnings                                                                13,661,000          10,423,000
    Accumulated other comprehensive income (Note 10)                                   (228,000)           (228,000)
    Notes receivable from sale of stock                                                (533,000)           (608,000)
                                                                                  -------------       -------------
         Total stockholders' equity                                                  34,235,000          30,665,000
                                                                                  -------------       -------------
                                                                                  $ 149,560,000       $ 135,115,000
                                                                                  =============       =============


           See accompanying notes to consolidated financial statements

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED                   THREE MONTHS ENDED
                                                                        MARCH 31,                           MARCH 31,
                                                             -------------------------------------------------------------------

                                                                  2001              2000              2001              2000
                                                             -------------------------------------------------------------------
Sales and Revenues:
  Sales                                                      $ 289,570,000     $ 185,074,000     $  90,439,000     $  69,788,000
  Service revenues                                              73,869,000        63,034,000        24,673,000        20,147,000
                                                             -------------------------------------------------------------------
                                                               363,439,000       248,108,000       115,112,000        89,935,000
                                                             -------------------------------------------------------------------
Costs and Expenses:
  Cost of sales                                                261,521,000       162,525,000        81,462,000        62,236,000
  Operating expenses                                            74,445,000        60,417,000        26,002,000        20,422,000
                                                             -------------------------------------------------------------------
                                                               335,966,000       222,942,000       107,464,000        82,658,000
                                                             -------------------------------------------------------------------
       Gross Margin (Excluding depreciation
            and amortization)                                   27,473,000        25,166,000         7,648,000         7,277,000
                                                             -------------------------------------------------------------------

Expenses (Income):
  Selling, general and administrative                            6,114,000         5,383,000         1,959,000         1,711,000
  Provision for bad debts (Note 7)                               2,650,000         4,562,000           751,000         3,634,000
  Depreciation and amortization                                  7,804,000         7,157,000         2,661,000         2,395,000
  Interest expense                                               5,727,000         4,465,000         1,847,000         1,669,000
  Interest income                                                 (129,000)         (139,000)          (61,000)          (33,000)
                                                             -------------------------------------------------------------------
                                                                22,166,000        21,428,000         7,157,000         9,376,000
                                                             -------------------------------------------------------------------

 Income (Loss) Before Provision (Benefit) for Income Taxes       5,307,000         3,738,000           491,000        (2,099,000)
 Provision (Benefit) for Income Taxes                            2,070,000         1,459,000           192,000          (817,000)
                                                             -------------------------------------------------------------------

Net Income (Loss) Before Extraordinary Item                      3,237,000         2,279,000           299,000        (1,282,000)

Extraordinary Item less applicable
  income tax benefit of $625,000                                                    (979,000)
                                                             -------------------------------------------------------------------

Net Income (Loss)                                            $   3,237,000     $   1,300,000     $     299,000     $  (1,282,000)
                                                             ===================================================================

Net Income (Loss) Per Common Share (Note 5):

   Basic:
      Before extraordinary item                              $        0.50     $        0.35     $        0.05     $       (0.20)
      Extraordinary item                                                --             (0.15)               --                --
                                                             ===================================================================
      Net income (loss)                                      $        0.50     $        0.20     $        0.05     $       (0.20)
                                                             ===================================================================

   Diluted:
      Before extraordinary item                              $        0.48     $        0.32     $        0.05     $       (0.20)
      Extraordinary item                                                --             (0.13)               --                --
                                                             ===================================================================
      Net income (loss)                                      $        0.48     $        0.19     $        0.05     $       (0.20)
                                                             ===================================================================


           See accompanying notes to consolidated financial statements

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED MARCH 31,
                                                                           -------------------------------
                                                                               2001               2000
                                                                           -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $  3,237,000       $  1,300,000
  Non-cash component of extraordinary charge                                                       824,000

  Adjustments to derive cash flow provided by operating activities:
      Bad debt expense                                                        2,650,000          4,562,000
      Depreciation and amortization                                           7,804,000          7,157,000
      Amortization of senior subordinated note discount                         140,000
  Changes in operating assets and liabilities:
      Trade and other accounts receivable                                   (11,310,000)        (8,347,000)
      Inventories                                                               195,000         (1,098,000)
      Prepaid expenses and other current assets                              (1,264,000)        (1,897,000)
      Accounts payable                                                        3,764,000          9,300,000
      Income taxes payable                                                    1,417,000
      Accrued expenses and other current liabilities                          3,239,000           (913,000)
                                                                           -------------------------------
          Net cash provided by operating activities                           9,872,000         10,888,000
                                                                           -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Reduction in restricted cash-tax exempt bond                                                     785,000
  Decrease (increase) in other assets                                         1,596,000         (1,881,000)
  Acquisition of businesses                                                 (10,400,000)        (3,100,000)
  Additions to property, equipment and leaseholds                            (4,405,000)        (7,080,000)
                                                                           -------------------------------
          Net cash used in investing activities                             (13,209,000)       (11,276,000)
                                                                           -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                               11,969,000          5,264,000
  Reduction of long-term debt                                                (9,654,000)       (10,428,000)
  Reduction of note receivable from sale of stock                                75,000             54,000
  Reduction of convertible subordinated debentures                                             (19,534,000)
  Repurchase of common stock                                                                    (1,856,000)
  Proceeds from senior subordinated note                                                        24,000,000
  Proceeds from issuance of common stock                                        257,000
                                                                           -------------------------------
          Net cash provided by (used in) financing activities                 2,647,000         (2,500,000)
                                                                           -------------------------------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                             (690,000)        (2,888,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                2,143,000          4,797,000
                                                                           -------------------------------

CASH AND CASH EQUIVALENTS,  END OF PERIOD                                  $  1,453,000       $  1,909,000
                                                                           ===============================

CASH PAID DURING THE PERIOD:
  Interest                                                                 $  5,553,000       $  5,132,000
  Income taxes (refunded)                                                  $   (522,000)      $  2,309,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


  Conversion of 318 debentures into 43,590 shares of common stock                             $    318,000


           See accompanying notes to consolidated financial statements

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION:

       The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal, recurring accruals only) which are necessary to fairly present the results for the interim periods. Such financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2000 and the notes thereto. The results of operations for the nine months ended March 31, 2001 are not necessarily indicative of results for the full year.

       Certain reclassifications were made to the prior year financial statements to conform to the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS:

       On July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The cumulative effect of adoption at July 1, 2000 was insignificant. At March 31, 2001, there were no outstanding derivative contracts.

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

NOTE 3 - ACQUISITIONS:

       On September 1, 2000, the Company acquired certain assets of an FBO located in Birmingham, Alabama, from Raytheon Aircraft Services, Inc. (RAS) for $6.6 million in cash, which was funded under the Company's acquisition line. The acquisition was accounted for under the purchase method of accounting. Included in the acquisition are tangible refueling assets utilized in the FBO business, leasehold and leasehold improvements and a sublease for the entire duration of the master lease. The consideration of $6.6 million has been allocated to Property, Equipment and Leaseholds. The consideration included a deposit of $1.5 million which was included in Other Assets at June 30, 2000.

       In July 2000, the Company purchased hangars, buildings and leaseholds at its Tulsa, Oklahoma FBO and paid $3.8 million cash which was borrowed from its acquisition line.


NOTE 4 - STOCKHOLDERS' EQUITY:

       During the nine month period ended March 31, 2001, 73,475 common shares were issued resulting from the exercise of options, the proceeds of which were $257,000. In addition, options to purchase 86,275 common shares were repurchased by the Company in September 2000 at a cost of $428,000 and charged to expense.


NOTE 5 - EARNINGS PER SHARE:

       Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of common shares and potential common shares. Potential common shares include stock options, warrants and shares resulting from the assumed conversion of subordinated debentures, when dilutive. For the three months ended March 31, 2000, weighted average common and common equivalent shares exclude shares resulting from the assumed exercise of stock options and assumed conversion of debentures since the impact was anti-dilutive.

                                                          Nine Months Ended
                                           March 31, 2001                    March 31, 2000
                                     --------------------------        ---------------------------
                                       Diluted         Basic             Diluted         Basic
                                     -----------    -----------        -----------   -------------
Weighted average number of
common shares outstanding
during the period                      6,521,000     6,521,000         6,601,000     6,601,000

Common stock equivalents
resulting from the assumed
exercise of stock options
and warrants                             171,000                         405,000

Common  shares resulting
from the assumed conversion
of debentures                             44,000                         770,000
                                     -----------                     -----------
Weighted average number of
common and common equivalent
shares outstanding during
the period                             6,736,000     6,521,000         7,776,000     6,601,000
                                     ===========   ===========       ===========   ===========

Net income (loss) before
extraordinary item                   $ 3,237,000   $ 3,237,000       $ 2,279,000   $ 2,279,000

Interest expense, net of tax,
on convertible debenture                  15,000                         183,000
                                     -----------   -----------       -----------   -----------

Adjusted income (loss)
before extraordinary item              3,252,000     3,237,000         2,462,000     2,279,000

Extraordinary item                                                      (979,000)     (979,000)
                                     -----------   -----------       -----------   -----------

Adjusted income (loss)               $ 3,252,000   $ 3,237,000       $ 1,483,000   $ 1,300,000
                                     ===========   ===========       ===========   ===========

Common and  common share
equivalents                            6,736,000     6,521,000         7,776,000     6,601.000
                                     ===========   ===========       ===========   ===========

Earnings (loss) per share:

Before extraordinary item            $      0.48   $      0.50       $      0.32   $      0.35

Extraordinary item                                                         (0.13)        (0.15)
                                     -----------   -----------       -----------   -----------

Net income (loss)                    $      0.48   $      0.50       $      0.19   $      0.20
                                     ===========   ===========       ===========   ===========


                                                           Three Months Ended
                                            March 31, 2001                   March 31, 2000
                                       -------------------------       ---------------------------
                                         Diluted        Basic            Diluted          Basic
                                       -----------   -----------       -----------    ------------
Weighted average number of
common shares outstanding
during the period                      6,531,000     6,531,000         6,483,000      6,483,000

Common stock equivalents
resulting from the assumed
exercise of stock options
and warrants                             167,000

Common  shares resulting
from the assumed conversion
of debentures                             44,000
                                     -----------
Weighted average number of
common and common equivalent
shares outstanding during
the period                             6,742,000     6,531,000         6,483,000      6,483,000
                                     ===========   ===========       ===========   ============

Net income (loss) before
extraordinary item                   $   299,000   $   299,000       $(1,282,000)  $ (1,282,000)

Interest expense, net of tax,
on convertible debenture                   5,000
                                     -----------   -----------       -----------   ------------

Adjusted income (loss)
before extraordinary item                304,000       299,000        (1,282,000)    (1,282,000)

Extraordinary item
                                     -----------   -----------       -----------   ------------

Adjusted income (loss)               $   304,000   $   299,000       $(1,282,000)  $ (1,282,000)
                                     ===========   ===========       ===========   ============

Common and  common share
equivalents                            6,742,000     6,531,000         6,483,000      6,483.000
                                     ===========   ===========       ===========   ============

Earnings (loss) per share:

Before extraordinary item            $      0.05   $      0.05       ($     0.20) ($       0.20)

Extraordinary item
                                     -----------   -----------       -----------   ------------

Net income (loss)                    $      0.05   $      0.05       ($     0.20) ($       0.20)
                                     ===========   ===========       ===========   ============


NOTE 6 - OTHER ASSETS:

       In September 2000, the Company invested $1.0 million for a 49% interest in a start-up cargo company. In March 2001, the Company received $1.0 million to buy-out its interest. The Company has recorded an accounts receivable of $250,000 for its income related to this investment.

NOTE 7 - LITIGATION:

       On March 16, 2001, the Bankruptcy court approved a settlement related to preference payments received in connection with the Chapter 7 bankruptcy filing for Western Pacific Airlines, Inc., ("WPAI"). The settlement consists of ten quarterly payments of $175,000, two of which were made in the current quarter, with the unpaid balance secured by a letter of credit. During the quarter ended December 31, 2000 the Company recorded a charge to bad debt expense equal to the present value of the payments, $1.6 million. This was partially offset by approximately $900,000 in bad debt recoveries from a former customer.

       In November 1999, Mr. Perez, formerly the President of RPA, filed a lawsuit alleging violations of his employment contract between the Company, RPA and Mr. Perez asserting, among other things, constructive termination. During the quarter ended March 31, 2001, this suit was dismissed.

       In February 2001, the Company received notice of a complaint filed by Charles A. Stanziale, Jr. as Chapter 7 Trustee for Tower Air Inc. in regard to a preference action for approximately $3.6 million. The Company believes that it has substantial defenses in this case and, accordingly, does not believe this matter will have a significant impact on its financial position or operating results.

       In April 2000, Mercury filed a collection action against AER Global Logistics ("AER") in the state of New York. AER filed a counterclaim for $1,000,000 alleging among other things, tortious interference with contract. Mercury believes that this claim is without merit, and accordingly, does not believe this matter will have a significant impact on its financial position or operating results.

NOTE 8 - SEGMENT REPORTING:

       The Company operates and reports it's activities through five principal units: 1) Fuel Sales and Services, 2) Fixed Based Operations, 3) Cargo Operations, 4) Government Contract Services, and 5) RPA (software sales).


                                                                            Government
                                  Fuel Sales    Fixed Base      Cargo        Contract
(Dollars in Thousands)           and Services   Operations    Operations     Services        RPA            Total
QUARTER ENDED MARCH 31, 2001
Revenues                           $ 74,965      $ 24,082      $  7,936      $  6,919      $  1,210       $115,112
Gross Margin                          1,318         3,523         1,541         1,290           (24)         7,648
Depreciation and Amortization           186         1,334           861           210            70          2,661

QUARTER ENDED MARCH 31, 2000
Revenues                           $ 55,782      $ 19,611      $  7,633      $  5,897      $  1,012       $ 89,935
Gross Margin                          1,718         2,835         2,070         1,081          (427)         7,277
Depreciation and Amortization           247         1,157           772           156            63          2,395

NINE MONTHS  ENDED MARCH  31, 2001
Revenues                                $239,870      $ 74,417      $ 23,664      $ 21,439      $  4,049       $363,439
Gross Margin                               5,852        11,332         5,612         4,351           326         27,473
Depreciation and Amortization                559         3,918         2,467           638           222          7,804

NINE MONTHS ENDED MARCH 31, 2000
Revenues                                $148,862      $ 52,485      $ 24,983      $ 18,825      $  2,953       $248,108
Gross Margin                               6,044         8,283         8,380         3,739        (1,280)        25,166
Depreciation and Amortization                624         3,267         2,497           592           177          7,157

Gross margin is used as the measure of profit and loss for segment reporting purposes as it is viewed by key decision makers as the principal operating indicator in measuring segment profitability. The key decision makers also view bad debt expense as an important measure of profit and loss. The predominant component of bad debt expense relates to Fuel Sales and Services. Bad debt expense for Fuel Sales and Services was approximately $651,000 and $3,534,000 in the quarter ended March 31, 2001 and March 31, 2000, respectively; total bad debt expense was $751,000 and $3,634,000, respectively. For the nine months ended March 31, 2001 and March 31, 2000, bad debt expense for Fuel Sales and Services was approximately $2,350,000 and $4,262,000, respectively; total bad debt expense was $2,650,000 and $4,562,000, respectively.

Gross margin is defined as net sales less cost of sales and directly allocable operating expenses and excludes depreciation and amortization and corporate selling, general and administrative expenses.

Segment assets for the fixed base operations increased by $8,714,000 primarily due to the acquisition of Birmingham and Tulsa. See Note 3.


NOTE 9 - LONG-TERM DEBT:

       During the nine months ended March 31, 2001 the Company borrowed $11,969,000 under its acquisition line to fund, 1) the Birmingham, Alabama FBO acquisition in September 2000 ($6.6 million), 2) the Tulsa, Oklahoma, FBO acquisition in July 2000 ($3.8 million) and 3) a hangar project in Bedford, Massachusetts ($1.6 million). Additionally, the Company paid down $4.5 million of its acquisition line debt.


NOTE 10 - COMPREHENSIVE INCOME:

       For the periods presented, adjustments to derive comprehensive income from net income were insignificant.


NOTE 11 - SUBSEQUENT EVENT:

       On March 7, 2001, the Company announced its plan to distribute (the "Distribution") to its shareholders 100% of the common stock of MercFuel, Inc. ("MercFuel"). MercFuel was organized in Delaware on October 27, 2000 as a wholly owned subsidiary of the Company. On January 1, 2001, the assets and liabilities of the Company's fuel sales and services division were contributed to MercFuel. It is the Company's intent that the Distribution qualify as a tax-free distribution under Section 355 of the Internal Revenue Code.

       On March 15, 2001, the Company's Board of Directors approved the conversion of 1,000 shares of MercFuel's common stock held by the Company into 6,546,000 shares. On April 6, 2001 the Company filed a Form 10 Registration Statement with the Security and Exchange Commission, which upon becoming effective, will result in the registration of MercFuel's common shares.

       Mercfuel has agreed to sell in a private placement, 239,942 shares of it's common stock to two investors whom have placed approximately $960,000 in escrow for the purchase of such shares which will represent 3.5% of the outstanding common stock of MercFuel. MercFuel intends to close the private placement and release the escrow proceeds upon receiving the consent of its lenders.

       Prior to completing the Distribution, the Company must obtain financing agreements for both the Company and MercFuel. In this regard, the Company has accepted term sheets from financial institutions to enter into financing agreements, which if concluded favorably, would result in financing for both the Company and MercFuel, which management believes would be adequate. In addition, the Company must also successfully conclude negotiations with the holder of its subordinated debt prior to the Distribution. The ultimate resolution and timing of these matters remains uncertain.

The following summarizes MercFuel's historical operating results and balance sheet data:

                                                         NINE MONTHS ENDED
                                                              MARCH 31,
                                                       2001               2000
                                                  --------------------------------
Revenue                                           $ 240,478,000      $ 149,224,000
Gross Profit (Note 1)                                 8,931,000          8,238,000
Income (Loss) Before Provision (Benefit) for
  Income Taxes                                        2,227,000            (78,000)
Net Income (Loss)                                     1,358,000            (48,000)


                                                     MARCH 31,          JUNE 30,
                                                       2001               2000
                                                  --------------------------------
Total Assets                                      $  30,096,000      $  28,946,000
Total Liabilities                                    21,246,000         18,371,000
Due to Mercury Air Group, Inc.                    $   8,850,000      $  10,575,000


Note 1: Gross profit represents net sales less cost of sales and is not comparable to gross margin as defined in Note 8.

       ITEM 2.

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS- COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000 AND COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000.

The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company's five operating units, as well as selected other financial statement data.


                                         Nine Months Ended March 31,                      Three Months Ended March 31,
                                         ---------------------------                      ----------------------------
         ($ in millions)                2001                     2000                    2001                     2000
                                  Amount     % of Total      Amount   % of Total     Amount    % of Total     Amount    % of Total
                                              Revenues                 Revenues                 Revenues                 Revenues
Revenues:
Fuel sales and services         $   239.9         66.0%    $   148.8        60.0%  $    75.0        65.1%   $    55.8        62.0%
FBOs                                 74.4         20.5          52.5        21.1        24.1        20.9         19.6        21.8
Cargo operations                     23.7          6.5          25.0        10.1         7.9         6.9          7.6         8.5
Government contract services         21.4          5.9          18.8         7.6         6.9         6.0          5.9         6.6
RPA                                   4.0          1.1           3.0         1.2         1.2         1.1          1.0         1.1
                                ---------    ---------     ---------   ---------   ---------   ---------    ---------   ---------
Total Revenue                   $   363.4        100.0%    $   248.1       100.0%  $   115.1       100.0%   $    89.9       100.0%
                                =========    =========     =========   =========   =========   =========    =========   =========


                                  Amount     % of Unit       Amount   % of Unit      Amount    % of Unit      Amount    % of Unit
                                              Revenues                 Revenues                 Revenues                 Revenues
 Gross Margin (1):
Fuel sales and services         $     5.9          2.4%    $     6.1         4.1%  $     1.3         1.8%   $     1.7         3.1%
FBOs                                 11.3         15.2           8.3        15.8         3.5        14.6          2.8        14.5
Cargo operations                      5.6         23.7           8.4        33.5         1.5        19.4          2.1        27.1
Government contract services          4.4         20.3           3.7        19.9         1.3        18.6          1.1        18.3
RPA                                   0.3          8.1          (1.3)      (43.3)        0.0        (2.0)        (0.4)      (42.2)
                                ---------    ---------     ---------   ---------   ---------   ---------    ---------   ---------
Total Gross Margin              $    27.5          7.6%    $    25.2        10.1%  $     7.6         6.6%   $     7.3         8.1%
                                =========    =========     =========   =========   =========   =========    =========   =========


                                  Amount     % of Total      Amount   % of Total     Amount    % of Total     Amount    % of Total
                                              Revenues                 Revenues                 Revenues                 Revenues

Selling, general and
administrative                  $     6.1          1.7%    $     5.4         2.2%  $     1.9         1.7%   $     1.7         1.9%
Provision for bad debts               2.7          0.7           4.6         1.8         0.7         0.7          3.6         4.0
Depreciation and amortization         7.8          2.1           7.2         2.9         2.7         2.3          2.4         2.7
Interest expense and other            5.6          1.5           4.3         1.7         1.8         1.6          1.6         1.8
                                ---------    ---------     ---------   ---------   ---------   ---------    ---------   ---------
Income (Loss) before income
taxes                                 5.3          1.5           3.7         1.5         0.5         0.4         (2.1)       (2.3)
Provision (Benefit) for income
taxes                                 2.1          0.6           1.4         0.6         0.2         0.2         (0.8)       (0.9)
                                ---------    ---------     ---------   ---------   ---------   ---------    ---------   ---------
Net income (loss) before
extraordinary item                    3.2          0.9           2.3         0.9         0.3         0.3         (1.3)       (1.4)
Extraordinary item                                              (1.0)       (0.4)
                                ---------    ---------     ---------   ---------   ---------   ---------    ---------   ---------
Net income (loss)               $     3.2          0.9%    $     1.3         0.5%  $     0.3         0.3%   $    (1.3)       (1.4)%
                                =========    =========     =========   =========   =========   =========    =========   =========


       (1) Gross margin as used here and throughout Management's Discussion is defined as net sales less cost of sales and directly allocable operating expenses and excludes depreciation and amortization and corporate selling, general and administrative expense.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO MARCH 31, 2000.

Revenue increased by 28.0% to $115.1 million in the current quarter from $89.9 million a year ago primarily due to an increase in the volume of fuel sold. Gross margin increased 5.1% to $7.6 million in the current period from $7.3 million a year ago primarily due to an increase in gross margins from the FBOs and, to a lesser extent, from government contract services and RPA. The increase was partially offset by reductions in gross margin from cargo operations and fuel sales and services.

Revenues from fuel sales and services represented 65.1% of total revenues in the current period compared to 62.0% of total revenues a year ago. Revenues from fuel sales and services increased 34.4% to $75.0 million from $55.8 million last year. The increase in revenues from fuel sales and services was due to an increase in the volume of fuel sold . Gross margin from fuel sales and services decreased by 23.3% to $1.3 million in the current period from $1.7 million last year due to higher operating expenses related to professional fees and wages. In September 2000, the Company added a significant new customer which accounted for the volume increase.

Revenues from FBOs increased by 22.8% in the current period to $24.1 million from $19.6 million a year ago principally due to the addition of FBOs in Fort Wayne and Birmingham during or subsequent to the March 2000 quarter. Gross margin increased 24.3% in the current period to $3.5 million from $2.8 million last year. The increase was attributable to both higher per gallon margins at existing locations and to contributions made from the new locations.

Revenues from cargo operations in the current quarter increased 4.0% to $7.9 million from $7.6 million a year ago. The increase was due to higher cargo handling revenues which were partially offset by a reduction in space brokerage revenues, primarily due to the bankruptcy of Tower Air Inc. ("Tower Air") in the third quarter of fiscal 2000. Gross margin from cargo operations in the current quarter decreased 25.6% to $1.5 million from $2.1 million in the year ago period due to both lower space brokerage revenue and higher cargo handling costs.

Revenues from government contract services increased 17.3% in the current period to $6.9 million from $5.9 million in the year ago period. The increase in revenues from government contract services was due both to new contracts added in the past twelve months and higher revenue from the base housing maintenance contract in Yokota, Japan. Partially offsetting this were two refueling contract losses and lower revenue from Weather Data, based on a lower number of contracts. Gross margin increased by 19.3% to $1.3 million in the current period from $1.1 million last year due to higher revenues.

Revenues from RPA increased by 19.6% in the current period to $1.2 million from $1.0 million a year ago due to higher contract license fees. As a result of the increased revenues and reduced costs, gross margin was zero in the current period compared to a loss of $0.4 million a year ago.

Selling, general and administrative expenses increased 14.5% to $1.9 million from $1.7 million in the prior year's quarter due primarily to higher professional fees primarily related to the settlement of litigation and other legal fees.

Provision for bad debts decreased to $0.7 million in the current period from $3.6 million in the year ago quarter due to the Tower Air receivable write off of $2.7 million in fiscal 2000.

Depreciation and amortization expense increased 11.1% to $2.7 million from $2.4 million in the year ago period primarily due to FBO acquisitions in Fort Wayne and Birmingham during the past twelve months and various capital expenditures.

Interest expense (net) increased 9.2% to $1.8 million from $1.6 million due to higher average outstanding borrowings in the current period.

Income tax expense approximated 39.0% of pre-tax income in the current period and income tax benefit approximated 39% of pretax loss in the year ago period, reflecting the expected effective annual income tax rate.


NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO MARCH 31, 2000.

Revenues increased 46.5% to $363.4 million from $248.1 million in the prior year due primarily to an increase in the volume and price of fuel sold. Gross margin increased 9.2% to $27.5 million from $25.2 million a year ago primarily due to an increase in gross margin from FBOs and, to a lesser extent, from RPA and government contract services. The increase was partially offset by significantly lower gross margins from cargo operations.

Revenues from fuel sales and services represented 66.0% of total revenues in the current period compared to 60.0% of total revenue a year ago. Revenues from fuel sales and services increased 61.1% to $239.9 million from $148.8 million last year. The increase in revenues from fuel sales and services was due to an increase of approximately 24% in the price of fuel and an increase of approximately 29% in the volume of fuel sold. Gross margin from fuel sales and services decreased 3.2% in the current period to $5.9 million from $6.1 million a year ago. The decrease in gross margin from fuel sales and services was due to higher operating expenses, including professional fees and compensation, which were partially offset by higher margins on increased volume of fuel sold. In September 2000, the Company added a significant new customer which accounted for the volume increase.

Revenue from FBOs increased 41.8% to $74.4 million from $52.5 million a year ago due to higher fuel prices and the acquisition of FBOs in Tulsa and Fort Wayne in fiscal 2000 and Birmingham in September 2000. Gross margin increased 36.8% to $11.3 million from $8.3 million in the year ago period due primarily to the new locations and higher fuel volumes and margins from existing locations.

Revenues from cargo operations decreased 5.3% to $23.7 million from $25.0 million a year ago. The decrease was principally due to a reduction in space brokerage revenues, primarily due to the Tower Air bankruptcy which occurred during the third quarter of fiscal 2000 and partially offset by higher cargo handling revenues. Gross margin from cargo operations decreased 33.0% to $5.6 million from $8.4 million in the year ago period primarily due to lower space brokerage revenue and to a lesser extent higher cargo handling costs.

Revenues from government contract services increased 13.9% to $21.4 million from $18.8 million in the year ago period. The increase in revenues from government contract services was primarily due to the addition of new contracts during the last twelve months and higher revenue from the Yokota, Japan contract. Partially offsetting this were two refueling contracts lost and lower Weather Data revenue, based on a lower number of contracts. Gross margin from government contract services in the current period increased 16.4% to $4.4 million from $3.7 million last year due to higher revenues.

Revenues from RPA increased by 37.1% in the current period to $4.0 million from $3.0 million a year ago due to increased contract license fees. As a result of the revenue increase, gross margin increased to $0.3 million in the current period compared to a loss of $1.3 million a year ago.

Selling general and administrative expenses in the current period increased 13.6% to $6.1 million from $5.4 million in the year ago period. The increase was primarily due to higher professional fees primarily related to costs incurred in litigation settlements and other legal fees.

Provision for bad debts decreased 41.9% in the current period to $2.7 million from $4.6 million in the year ago period primarily due to the Tower Air receivable write off of $2.7 million in fiscal 2000. A portion of the current bad debt provision is attributable to the Western Pacific legal settlement. (See
Note 7 to the accompanying financial statements.)

Depreciation and amortization expense increased 9.0% to $7.8 million from $7.2 million a year ago. The increase is primarily related to the Fort Wayne and Birmingham FBO acquisitions and various capital expenditures during the past year.

Interest expense (net) increased 29.4% in the current nine months to $5.6 million from $4.3 million a year ago due to higher interest rates and higher average outstanding borrowings.

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


LIQUIDITY AND CAPITAL RESOURCES:

Mercury has historically financed its operations primarily through operating cash flow, bank debt and various public and private placements of bonds and subordinated debt. Mercury's cash balance at March 31, 2001 was $1.5 million.

Net cash provided by operating activities was $9.9 million during the nine month period ended March 31, 2001. During this period, the primary sources were net income and depreciation and amortization totalling $11.2 million, an increase in accounts payable of $3.8 million, an increase in accrued expenses and other current liabilities of $3.2 million and bad debt expense of $2.7 million. The primary use of cash was an increase in accounts receivable of $11.3 million. Accounts receivable at March 31, 2001 increased to $57.8 million from $49.2 million at June 30, 2000 due to significantly higher sales in the current nine month period. Days sales outstanding in the three month period were approximately 46 at March 31, 2001 compared to approximately 52 at June 30, 2000.

Net cash used in investing activities was $13.2 million during the current nine month period. The primary use of cash from investing activities included additions to property, equipment and leaseholds of $4.4 million and acquisition of businesses of $10.4 million.

Net cash provided by financing activities was $2.6 million during the current nine month period. The primary use of cash from financing activities in the current nine month period was the reduction in long-term debt of $9.7 million. The primary source of cash from financing activities was proceeds from long-term debt of $12.0 million.

The Company's Senior Secured bank credit facility consists of a $35 million Revolver, a term loan with an outstanding balance of $16.5 million at March 31, 2001 and an acquisition facility with an outstanding balance of $17.4 million at March 31, 2001. At March 31, 2001, there were no borrowings outstanding under the Revolver and approximately $18.5 million in outstanding letters of credit, including a letter of credit which supports the $16.5 million CEDFA Note. Principal installments are due quarterly on the term loan over a five year period ending in March 2004. Balances owed under the Revolver and acquisition facility are due in March 2004. The agreement contains provisions that require the maintenance of certain financial ratios including minimum tangible net worth (as defined), minimum profitability levels, maximum leverage and minimum debt service coverage and quick ratios and limitations on annual capital expenditures. Additionally, the Company is prohibited from paying dividends in excess of $400,000 per year.

On September 10, 1999, the Company issued a $24 million Senior Subordinate Note due in September 2006 with detachable warrants to purchase 503,126 shares of the Company's common stock exercisable at $6.50 per share for seven years. The Senior Subordinate Note agreement contains covenants that, among other matters, limit senior indebtness, the disposition of assets and unfunded capital expenditures. The covenants also include a ratio test for interest coverage, leverage, fixed charge coverage and debt service.

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

From June 1999 to June 30, 2000 per gallon fuel costs rose approximately 67%. During the current fiscal year fuel prices have remained high. Significantly higher fuel prices for an extended period of time have a negative impact on the aviation industry as it increases the airlines operating expenses. Smaller, less well capitalized airlines may be more seriously impacted. The provision in the current nine month period was $2.7 million compared to $4.6 million a year ago, which included the Tower Air receivable write off of $2.7 million due to their bankruptcy filing. Charges to the general bad debt reserve remain high due to significantly higher fuel prices during the current fiscal year which have created a greater risk of loss due to potential bad debts related to certain airline accounts. Future periods may continue to be impacted by high reserve requirements related to potential bankruptcies. In December 2000, National Airlines, a significant fuel customer of the Company's, filed for Chapter 11 Bankruptcy protection. The Company's receivable from National is secured by certain of National's assets and the Company keeps National's credit line at or under $0.5 million. The Company is continuing to provide fuel to National on a post petition basis under the auspices of the Bankruptcy Court.

       On March 7, 2001, the Company announced its plan to distribute (the "Distribution") to its shareholders 100% of the common stock of MercFuel, Inc. ("MercFuel"). MercFuel was organized in Delaware on October 27, 2000 as a wholly owned subsidiary of the Company. On January 1, 2001, the assets and liabilities of the Company's fuel sales and services division were contributed to MercFuel. It is the Company's intent that the Distribution qualify as a tax-free distribution under Section 355 of the Internal Revenue Code.

       On March 15, 2001, the Company's Board of Directors approved the conversion of 1,000 shares of MercFuel's common stock held by the Company into 6,546,000 shares. On April 6, 2001 the Company filed a Form 10 Registration Statement with the Security and Exchange Commission, which upon becoming effective, will result in the registration of MercFuel's common shares.

       Mercfuel has agreed to sell in a private placement, 239,942 shares of it's common stock to two investors whom have placed approximately $960,000 in escrow for the purchase of such shares which will represent 3.5% of the outstanding common stock of MercFuel. MercFuel intends to close the private placement and release the escrow proceeds upon receiving the consent of its lenders.

       Prior to completing the Distribution, the Company must obtain financing agreements for both the Company and MercFuel. In this regard, the Company has accepted term sheets from financial institutions to enter into financing agreements, which if concluded favorably, would result in financing for both the Company and MercFuel, which management believes would be adequate. In addition, the Company must also successfully conclude negotiations with the holder of its subordinated debt prior to the Distribution. The ultimate resolution and timing of these matters remains uncertain.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There has been no material change during the nine months ended March 31, 2001 from the disclosures regarding market risk presented in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

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


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        On March 16, 2001, the Bankruptcy court approved a settlement related to preference payments received in connection with the Chapter 7 bankruptcy filing for Western Pacific Airlines, Inc., ("WPAI"). The settlement consists of ten quarterly payments of $175,000, two of which were made in the current quarter, with the unpaid balance secured by a letter of credit. During the quarter ended December 31, 2000 the Company recorded a charge to bad debt expense equal to the present value of the payments, $1.6 million. This was partially offset by approximately $900,000 in bad debt recoveries from a former customer.

        In November 1999, Mr. Perez, formerly the President of RPA, filed a lawsuit alleging violations of his employment contract between the Company, RPA and Mr. Perez asserting, among other things, constructive termination. During the quarter ended March 31, 2001, this suit was dismissed.

        In February 2001, the Company received notice of a complaint filed by Charles A. Stanziale, Jr. as Chapter 7 Trustee for Tower Air Inc. in regard to a preference action for approximately $3.6 million. The Company believes that it has substantial defenses in this case and, accordingly, does not believe this matter will have a significant impact on its financial position or operating results.

       In April 2000, Mercury filed a collection action against AER Global Logistics ("AER") in the state of New York. AER filed a counterclaim for $1,000,000 alleging among other things, tortious interference with contract. Mercury believes that this claim is without merit, and accordingly, does not believe this matter will have a significant impact on its financial position or operating results.

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







                                      Mercury Air Group, Inc.
                                      Registrant



                                      /s/ JOSEPH CZYZYK
                                      ------------------------------------------
                                      Joseph Czyzyk
                                      Chief Executive Officer



                                      /s/ RANDY AJER
                                      ------------------------------------------
                                      Randy Ajer
                                      Principal Financial and Accounting Officer



 May 09, 2001

Item 6 (a) Exhibits and Exhibit List
       (b) Reports on Form 8-K

(a)
Exhibit
No.                          Description
-------                      -----------
  2.1     Agreement and Plan of Merger adopted January 9, 2001.

  2.2     Certificate of Merger.

  3.1     Bylaws of Company adopted January 9, 2001.

  3.2     Certificate of Incorporation.

  4.1     Loan Agreement between California Economic Development Financing
          Authority and Mercury Air Group, Inc. relating to $19,000,000
          California Economic Development Financing Authority Variable Rate
          Demand Airport Facilities Revenue Bonds, Series 1998 (Mercury Air
          Group, Inc. Project) dated as of April 1, 1998.(2)

 4.2      Securities Purchase Agreement dated September 10, 1999 by and among
          Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(12)

 4.3      Amendment No. 1 dated as of September 30, 2000 by and between J.H.
          Whitney Mezzanine, L.P. and Mercury Air Group, Inc. to the Securities
          Agreement.(16)

 4.4      Waiver and Consent Agreement dated as of December 29, 2000 among
          Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.

10.1      Company's 1990 Long-Term Incentive Plan.(4)*

10.2      Company's 1990 Directors Stock Option Plan.(1)*

10.3      Lease for 6851 West Imperial Highway, Los Angeles, California.(3)

10.4      Memorandum Dated September 15, 1997 regarding Summary of Officer Life
          Insurance Policies with Benefits Payable to Officers or Their
          Designated Beneficiaries.(8)*

10.5      Employment Agreement dated November 15, 1994 between the Company and
          Joseph Czyzyk.(9)*

10.6 Non-Qualified Stock Option Agreement dated March 21, 1996, by and between Frederick H. Kopko and Mercury Air Group, Inc.(6)*

10.7      Company's 1998 Long-Term Incentive Plan.(10)*

10.8      Company's 1998 Directors Stock Option Plan.(10)*

10.9      Amendment to Employment Agreement by and between Mercury Air Group,
          Inc. and Joseph A. Czyzyk dated October 15, 1998.(11)*

10.10     Amendment No. 2 to Employment Agreement by and between Mercury Air
          Group, Inc. and Joseph A. Czyzyk dated April 12, 1999.(11)*

10.11 Revolving Credit and Term Loan Agreement dated as of March 2, 1999 by and among Mercury Air Group, Inc., The Banks listed on Schedule 1 thereto, and The Fleet National Bank f/k/a BankBoston, N.A., as
          Agent.(11)

10.12 First Amendment to Revolving Credit and Term Loan Agreement dated as of September 10, 1999.(14)

10.13 Second Amendment to Revolving Credit and Term Loan Agreement dated as of March 31, 2000.(14)

10.14     Third Amendment, Waiver and Consent to Revolving Credit and Term Loan
          Agreement dated as of August 11, 2000.(14)

10.15     The Company's 401(k) Plan consisting of CNA Trust Corporation.
          Regional Prototype Defined Contribution Plan and Trust and Adoption
          Agreement.(14)*

10.16     Amendment No. 3 to Employment Agreement by and between Mercury Air
          Group, Inc. and Joseph A. Czyzyk dated September 11, 2000.(15)*

10.17     Employment Agreement dated July 31, 2000 between the Company and Dr.
          Philip J. Fagan.(15)*

10.18 Fourth Amendment to Revolving Credit and Term Loan Agreement dated as of November 14, 2000.(16)

10.19     Amendment No. 1 to Mercury Air Group, Inc. 1998 Long-Term Incentive
          Option Plan as of August 22, 2000.(16)*

10.20     Amendment No. 1 to Mercury Air Group, Inc. 1998 Directors Stock Option
          Plan as of August 22, 2000.(16)*

99.1 Partnership Agreement dated as of July 27, 2000 of FK Partners by and among Philip J. Fagan, M.D., Frederick H. Kopko, Jr., and Joseph A.
          Czyzyk.(13)

----------
  *  Denotes managements contract or compensation plan or arrangement

(1) Such document was previously filed as Appendix A to the Company's Proxy Statement for the December 10, 1993 Annual Meeting of Shareholders and is incorporated herein by reference.

(2) All such documents were previously filed as Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and are incorporated herein by reference.

(3) All such documents were previously filed as Exhibits to the Company's Registration Statement No. 33-39044 on Form S-2 and are incorporated herein by reference.

(4) Such document was previously filed as Appendix A to the Company's Proxy Statement for the December 2, 1992 Annual Meeting of Shareholders.

(5) All such documents were previously filed as Exhibits to the Company's Registration Statement No. 33-65085 on Form S-1 and are incorporated herein by reference.

(6) All such documents were previously filed as Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and are incorporated herein by reference.

(7) All such documents were previously filed as Exhibits to the Company's Report on Form 8-K filed September 13, 1996 and are incorporated herein by reference.

(8) Such document was previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and is incorporated herein by reference.

(9) All such documents were previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 and is incorporated herein by reference.

(10) Such document was previously filed as Appendix A to the Company's Proxy Statement for the December 3, 1998 Annual Meeting of Shareholders and incorporated herein by reference.

(11) All such documents were previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

(12) All such documents were previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1999 and is incorporated herein by reference.

(13) Such document was previously filed as an Exhibit to the Company's current Report on Form 8-K on August 11, 2000 and is incorporated herein by reference.

(14) All such documents were previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 2000 and is incorporated herein by reference.

(15) All such documents were previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(16) All such documents were previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.


(b)  Reports on Form 8-K:

     None