Form 10-K
period 2001-06-30
MERCURY AIR GROUP INC
filed 2001-09-28
CIK 52532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Fiscal Year ended June 30, 2001

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ___________ to ___________

        Commission file number: 1-7134

                             MERCURY AIR GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                 95-4836590
 (State or Other Jurisdiction of        (I.R.S. Employer Identification Number)
  Incorporation or Organization)

              5456 McConnell Avenue, Los Angeles, California 90066
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No. [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X.]

        As of September 26, 2001, 6,576,680 shares of the Registrant's Common Stock were outstanding. Of these shares, 2,058,113 shares were held by persons who may be deemed to be affiliates. The 4,518,567 shares held by non-affiliates as of September 26, 2001 had an aggregate market value (based on the closing price of these shares on the American Stock Exchange of $4.50 a share) of $20,335,552. As of September 26, 2001, there were no non-voting shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement which is to be distributed in connection with the Annual Meeting of Shareholders to be held in November 2001 are incorporated by reference into Part III of this Form 10-K.


--------------------------------------------------------------------------------
                   (The Exhibit Index May Be Found at Page 34)

                                     PART I


ITEM 1. BUSINESS

        Mercury Air Group, Inc., a Delaware Corporation, was organized in 1956 and provides a broad range of services to the aviation industry through four principal operating units: fuel sales, cargo operations, fixed base operations and U.S. government contract services. Fuel sales include the sale of fuel and delivery of fuel primarily to domestic and international commercial airlines, business aviation and air freight airlines. Cargo operations consist of cargo handling, space logistics operations and general cargo sales agent services. Fixed base operations ("FBOs") include fuel sales, into-plane services, ground support services, aircraft hangar and tie-down facilities and maintenance at certain locations for commercial, private, general aviation and military aircraft. Government contract services consist of aircraft refueling and fuel storage operations, base operating support (BOS) services, air terminal and ground handling services and weather observation and forecasting services performed principally for agencies of the United States government. Additionally, the Company had a fifth operating unit, RPA Airline Automation Services, Inc. ("RPA") which was sold on July 3, 2001 and is shown as a discontinued operation. As a result, RPA's current and historical operating results have been reclassified as a discontinued operation. As used in this Annual Report, the term "Company" or "Mercury" refers to Mercury Air Group, Inc. and, unless the context otherwise requires, its subsidiaries. The Company's principal executive offices are located at 5456 McConnell Avenue, Los Angeles, California 90066 and its telephone number is (310) 827-2737.

        NARRATIVE DESCRIPTION OF THE BUSINESS

        The events of September 11, 2001 have had a significant impact on the aviation industry and, as a result, have impacted the Company's operations as well. In the first few days following September 11, revenue from the Company's fuel sales, cargo and FBO operations were negligible. Since that time, the Company's operations have begun to return to normal. In view of the uncertainty of the ultimate impact upon the aviation industry, the long-term impact to the Company's operations cannot be determined at this time.

        On March 7, 2001, the Company announced its plan to create an independent publicly-traded company, MercFuel, Inc. MercFuel, Inc. was organized in Delaware on October 27, 2000 as a wholly owned subsidiary of the Company. On January 1, 2001, the Company transferred to MercFuel, Inc. the assets and liabilities of its Fuel Sales division. On April 30, 2001, MercFuel, Inc. agreed to sell 239,942 shares of common stock in a private placement at a per share price of $4.35, the net proceeds of which are $860,000. The sale will be consummated at such time as the Company's lenders consent to that offering. On May 15, 2001, the Company contributed $4.0 million of equity to MercFuel, Inc. in the form of cancellation of intercompany debt payable to the Company. On May 16, 2001, MercFuel filed a registration statement related to the proposed sale of 1,200,000 shares of common stock (along with an additional 180,000 shares to cover over-allotments and an option issued to the underwriter to purchase 120,000 shares, exercisable one year after the effective date of the offering at a price equal to 140% of the initial public offering price). There can be no assurance that the Company will be able to complete the initial public offering, however, if the offering is completed, the Company will own at least 80.1% of MercFuel's common stock. The Company currently intends, subject to satisfactory resolution of certain conditions, to distribute (the "Distribution") all of the shares of MercFuel common stock that the Company owns to the Company's stockholders no earlier than six months after MercFuel's initial public offering. The Distribution is subject to consent by the Company's subordinated debt holder.

        FUEL SALES

        The Fuel Sales division facilitates the management and distribution of aviation fuel for Mercury's airline customers which the major suppliers typically do not service. In this way, Mercury serves as a reseller from major oil companies to air carriers, affording oil companies access to these carriers without their assumption of the credit risk for these fuel purchases. Mercury competes based on quality of its service and by offering a combination of favorable pricing and credit terms, and a real time analysis of the availability, quantity and price of fuel in airports and terminals worldwide. As a result of higher volume and higher fuel prices, Mercury's revenue from fuel sales and services as a percentage of revenue increased to 66.6% of total Company revenue in fiscal 2001 from 60.7% in fiscal 2000.

        Mercury believes that many of the major oil companies have limited infrastructure to support small to medium sized and emerging carriers. With over 22 years of experience in the jet fuel reselling industry, Mercury has established significant contracts with smaller and medium sized commercial carriers and business fleet managers. Mercury's resale service provides an established distribution point for oil company sales efforts worldwide and offers them access to markets which they do not directly serve. Additionally, Mercury assumes the administrative cost which would otherwise be borne by fuel suppliers and Mercury typically assumes the credit risks for fuel sales. Mercury believes its experience in the jet fuel reselling industry allows it to assess those risks in a more efficient manner. In addition, major oil companies typically do not wish to bear these credit risks.

        In many cases, small to medium sized commercial carriers and business fleet managers are required to pay higher spot retail prices for fuel at the terminals they service. Mercury provides 24-hour single source coordinated fuel supply and delivery on a national and international basis. Mercury has a network of over 400 third party locations nationally and 1,000 locations internationally through which customers can purchase fuel. As a result, Mercury is able to provide its customers with consistent fuel costs from terminal to terminal which reduces arbitrary and opportunistic pricing characteristics associated with spot fuel sales. Further, Mercury believes its scale of operations and the fact that large oil companies are willing to extend to Mercury credit that they will not extend to smaller airlines allows the purchase of fuel on more favorable price and credit terms than would be available to most of Mercury's customers on an individual basis.

        Mercury has automated its Internet process to provide online pricing, fuel location and ordering information and Mercury intends to upgrade this system to include online invoicing and ordering capability. This operation offers Mercury's customers the ability to streamline the fuel purchase process and reduce internal costs dedicated to fuel logistics by providing a single source through which fuel sales can be made and automatically released to the business jet customer.

        Mercury has no long-term written agreements or other understandings with any of its Fuel Sales customers, other than National Airlines, Inc. (National Airlines filed for bankruptcy protection on December 6, 2000 and the Company continues to sell fuel to National Airlines on a secured basis, under the auspices of the bankruptcy court), that relate to future purchases, so purchases by Mercury's customers can be reduced or terminated upon short notice at any time.

        Mercury believes its success in attracting customers has been due, in part, to its willingness to extend credit on an unsecured basis to customers, which would otherwise be required to prepay or post letters of credit with their suppliers of fuel and related services. Mercury recognizes that active management of its credit risk is essential to the Company's success. The Company's sales executives and their staff meet regularly to evaluate credit exposure, in the aggregate and by individual credit. Mercury's credit committees are responsible for approving credit limits above certain amounts, and setting and maintaining credit standards and ensuring the overall quality of the credit portfolio. Mercury also maintains credit risk insurance for certain qualified accounts.

        Mercury purchases fuel at current market prices from a number of major oil companies and certain independent and state owned oil companies based on the expected requirements of its customers. From time-to-time, Mercury will commit to purchase a fixed volume of fuel, at a fixed price, over a fixed period of time, at agreed upon locations based on selected customers' corresponding purchase commitments. Mercury's terms of payment generally range from 10 to 30 days for most of its fuel purchases, except for bulk purchases, which generally are payable in shorter time periods. Mercury has agreements with certain suppliers under which Mercury purchases a minimum amount of fuel each month at prices which approximate current market prices. Mercury makes occasional spot purchases of fuel to take advantage of market differentials. In order to meet customer supply requirements, Mercury carries limited inventories at numerous locations. Due to the nature of Mercury's business, the volume of Mercury's aviation fuel inventories will fluctuate.

        Outside of the United States, Mercury does not maintain fuel inventory, rather, Mercury arranges to have fuel delivered directly into the customer's aircraft on an into-plane basis. In the United States, sales are either made on an into-plane basis directly into a customer's aircraft with fuel provided by the Company's suppliers or fuel is delivered from the Company's inventory. Inventory is held at multiple locations in the United States and inventory levels are kept at an operating minimum. Mercury has arrangements with its suppliers and other third parties for the storage and delivery of fuel and related aviation services.

        Mercury purchases its fuel from suppliers worldwide. For the year ended June 30, 2001, approximately 28% of its jet fuel purchases were made from British Petroleum and approximately 12% were made each from Tosco and ARCO. ARCO is affiliated with British Petroleum. Mercury's cost of fuel is generally tied to market-based formulas. Mercury is currently extended unsecured credit for its fuel purchases. If Mercury's relationship with any of these key suppliers terminates, Mercury may not be able to obtain a sufficient quantity of fuel on favorable terms. Mercury may experience difficulty and delays in obtaining fuel from alternative sources of supply. Furthermore, financial or other difficulties faced by these suppliers, fuel shortages or significant changes in demand for fuel could limit the availability of fuel.

        Mercury's fuel supply contracts may generally be canceled by either party with no further obligations. In some cases, Mercury has monthly purchase requirements which are established based on historical volumes of fuel purchased by Mercury. Such fuel purchase history may result in the seller agreeing to provide a monthly allocation to Mercury such that the seller agrees to dedicate a portion of its available fuel for Mercury's requirements. Mercury benefits from such an allocation because, during periods of short fuel supply, reductions in supply are generally made first to those buyers who have not been given any allocation. To maintain dedicated allocations of fuel, Mercury usually purchases fuel at levels approximating the allocated amount. However, Mercury is not obligated to purchase any fuel under such an allocation. Currently, the monthly allocations from Mercury's fuel suppliers represent only a small portion of Mercury's monthly supply requirements.

        In fiscal 2001, average per gallon fuel cost rose 21% compared to average fuel cost in 2000. In fiscal 2000, average per gallon fuel cost rose 58% compared to average fuel cost in fiscal 1999. Although Mercury believes that there are currently adequate aviation fuel supplies, events outside the Company's control have in the past resulted and could in the future result in spot shortages or further rapid increases in fuel costs. Although Mercury has generally been able to pass through rising fuel costs to its customers, extended periods of high fuel costs could adversely affect its ability to purchase fuel in sufficient quantities because of credit limits placed on the Company by its fuel suppliers.

        FIXED BASE OPERATIONS

        Mercury currently provides FBO services at 19 airports throughout the United States. For the year ended June 30, 2001, FBO operations comprised 20.8 % of the total Company revenue. At each FBO, Mercury maintains administrative offices; conducts retail fuel sales and refueling operations which service principally corporate and private aircraft ("general aviation") and to some extent commercial airlines; acts as a landlord for office, aircraft tie-down and hangar space tenants; and provides aircraft maintenance at a few select locations. The FBOs operate refueling vehicles and maintain fuel storage tanks as required to support into-plane and fuel sales activities. The FBO facilities and the property on which operations are conducted are leased from the respective airport authorities. Fifteen of Mercury's FBOs are currently directly owned by the Company, the remaining FBOs are owned by Mercury Air Centers, Inc. ("Air Centers") which is a wholly owned subsidiary of the Company.

        The Company's FBO operations have grown principally as a result of the acquisition of additional operations or locations as well as facility enhancements at existing locations. In fiscal 2001, the Company acquired the assets of an FBO located in Birmingham, Alabama at a cost of approximately $6.6 million, which the Company funded under its existing senior credit facilities. Also, in fiscal 2001, the Company acquired additional assets related to the Tulsa, Oklahoma FBO for a cash consideration of $3.8 million which the Company funded under its existing senior credit facilities. In fiscal 2000, the Company acquired assets of several FBO's located in Fort Wayne, Indiana; Tulsa, Oklahoma; and at Charleston International Airport and John's Island Executive Airport in South Carolina. In fiscal 1999, the Company acquired certain assets of an FBO located in Jackson, Mississippi. In fiscal 1998, the Company entered into a new lease for its Burbank FBO pursuant to which it constructed 3 new hangars and built an executive terminal and refurbished certain existing facilities. Also in fiscal 1998, the Company acquired certain assets of an FBO located in Nashville, Tennessee. In fiscal 1997, the Company entered into an agreement to operate an FBO, which opened in November 1998, in Charleston, South Carolina. Also in fiscal 1997, the Company acquired certain assets of six FBO's from Raytheon Aircraft Services, Inc. and acquired an FBO in Fresno, California. Management intends to continue pursuing FBO acquisitions and facility enhancements to the extent permitted under its credit facilities but no assurance can be given that acquisition or enhancement opportunities will be available at prices which will maintain existing levels of profitability or be approved under its credit facilities.

        CARGO OPERATIONS

        The Company's cargo operations are conducted through its wholly-owned subsidiary, Mercury Air Cargo, Inc. ("MAC"), which provides the following services: cargo handling, space logistics and general cargo sales agent services. Cargo operations comprised 6.6% of total Company revenue for the year ended June 30, 2001. Each of MAC's services facilitates the movement of domestic and international cargo. Accordingly, results for MAC's operations depend, in part, on certain economic factors which affect the volume of cargo transported throughout the world.

        Cargo Handling

        MAC provides domestic and international air cargo handling, air mail handling and bonded warehousing. MAC is one of only 4 non-airline providers of contractual cargo containerization and palletization for domestic and international airlines and cargo airlines at Los Angeles International Airport
(LAX). MAC specializes in consolidating smaller parcels into air cargo pallets and breaking down shipping containers for sea-to-air and air-to-air transfers.

        MAC handles cargo at LAX, William B. Hartsfield International Airport
(ATL), Dorval International Airport (YUL), Mirabel International Airport (YMX) and Lester B. Pearson International Airport (YYZ). In March 1998, MAC expanded its cargo handling operations by acquiring the assets of Intermodal Services, Inc. located in Atlanta, Georgia. In April 1998, MAC completed construction and commenced operation of a 174,000 square foot warehouse at LAX under a five year lease which was subsequently extended to June 2006. MAC is currently the largest independent cargo handling company at LAX. In February 2001, MAG entered into a new ten year lease for a 104,646 square foot warehouse and operations area at Atlanta Hartsfield Airport. At the same time MAC closed down its former warehouse in Atlanta. MAC competes in the cargo handling business based on quality and price of service. Long term growth in MAC's cargo handling operations can only be realized by maintaining existing locations and obtaining new locations or by expanding current facilities.

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

        On June 1, 2001, MAC entered into a one year renewal of its contract to purchase all of South African Airlines ("SAA") cargo capacity on its passenger flights from the United States and Canada to South Africa. MAC's one year commitment for these routes is approximately $6.2 million.

        Unlike an air cargo airline which operates its own aircraft, MAC's space logistics business purchases committed cargo space on scheduled airline flights or supplemental flights at negotiated rates. MAC is thereby able to profit from the sale of cargo transportation space worldwide without the fixed overhead expense of operating aircraft. In some instances, MAC has entered into fixed minimum commitments for cargo space in order to obtain exclusive or preferred rights to broker desirable cargo space profitably and may do so in the future. With its volume of cargo space purchases and its ability to negotiate among airlines, MAC adds value for its customers and is able to attract business by offering favorable pricing to the domestic and international freight forwarding community. MAC records revenue as the difference between the cost of the space and the amount at which the space is resold.

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

        Air Mercury

        Using its part 135, cargo airline certificate, Air Mercury is able to enter into interline agreements with other airlines around the world. Using the Air Mercury airway bill as the cargo transportation document and the other airline's cargo capacity, MAC is able to provide a service for both freight forwarders and airlines. Effectively, Air Mercury provides a secondary brand to airlines which prefer not to utilize their own brand for discounted freight.

        GOVERNMENT CONTRACT SERVICES

        Mercury conducts its government contract services through its wholly owned subsidiary, Maytag Aircraft Corporation ("Maytag"), which is headquartered in Colorado Springs, Colorado. Maytag provides aircraft refueling, air terminal services, base operating support services, and weather observation and forecasting services in 17 countries on four continents.

        Aircraft Refueling

        Maytag provides aircraft refueling and related services at 15 United States military bases, including fourteen in the United States and one in Greece. Maytag's refueling contracts generally have a term of four years, with expiration dates ranging from February 2002 to January 2005. Refueling contracts provide a firm-fixed price for specified services. Under the terms of its refueling contracts, Maytag supplies all necessary personnel and equipment to operate government-owned fuel storage facilities and provides 24-hour refueling services for a variety of aircraft for the military. All fuel handled in these operations is government owned. In connection with its government contract refueling business, Maytag owns and operates a fleet of refueling trucks and other support vehicles.

        Air Terminal Services

        Maytag provides air terminal and ground handling services to the United States Government at 19 locations under seven contracts. Six contracts cover three U.S. military bases in Alaska, Japan, and Korea, and three international airports in Japan, Korea, and Kuwait. Maytag also has one contract servicing international airports in Latin America. Air terminal services contracts are generally for a base period of up to one year, with government options for multiple one-year extension periods. The expiration date for all of Maytag's air terminal contracts is presently September 2002. Air terminal contracts provide a firm-fixed price for specified services. Discretionary performance-based awards are also available at the five Pacific Rim locations. Air terminal and ground handling services include the loading and unloading of passengers and cargo, transient alert, and flight planning services

        Base Operating Support Services

        Maytag provides base operating support (BOS) services at Niagara Falls, NY, Westover, MA, Youngstown, OH, Willow Grove, PA Air Reserve Facilities and Patrick Air Force Base on a subcontracted basis. Under the terms of the subcontracts, Maytag provides, at a firm-fixed price, multi-function services, including fuel management, traffic management, airfield management, air terminal operations, vehicle operations and maintenance services, and meteorological services. Contract expirations range from September 2001 through March 2002, with two to four pre-priced one-year options.

        Weather Observation and Forecasting Services

        Maytag provides weather observation and/or weather forecasting services at 17 locations within the United States pursuant to 10 contracts with the United States Government and certain local governmental agencies. This includes one weather observation and forecasting contract and 9 weather observation contracts. The Weather Data contracts provide firm fixed prices for specified services and are generally for a base period of one year, with multiple one-year options at the government's election. Some of Weather Data's existing contracts were extended for a one year period ending September 30, 2001, with remaining extension options ranging up to two periods on a majority of the contracts.

        All of Maytag's government contracts are subject to competitive bidding. Refueling, air terminal, and weather forecasting contracts are generally awarded to the offeror with the proposal that represents the "best value" to the government. In a "best value" competition, the proposals are evaluated on the basis of price, past performance history of the offeror, and the merit of the technical proposal, creating a more subjective process. Weather observation contracts are generally awarded to the offeror with the lowest priced technically acceptable proposal. A significant contract, Yokota, Japan, which provided revenue of $5.1 million or 17.6% of Maytag's total revenues during fiscal year 2001, terminated in September 2001 and was not renewed.

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

        RPA

        On July 3, 2001, the Company sold substantially all of the assets of RPA Airline Automation Services (now Jupiter Airlines Automation Services, Inc.) for cash consideration of $3.6 million. The Company realized a loss of approximately $0.5 million on the sale of discontinued operations.

        MAJOR CUSTOMERS

        During fiscal 2001, EVA Airways Corporation accounted for approximately 12% of cargo operations revenue, National Airlines, Inc. represented approximately 22% of fuel sales revenue and approximately 14% of consolidated revenue and AirTran Airways, Inc. represented approximately 20% of fuel sales revenue and approximately 14% of consolidated revenue. During fiscal 2001, government contract services consisted entirely of revenues from agencies of the United States Government. No other customers accounted for over 10% of Mercury's consolidated revenue or 10% of revenues for any of the four reporting units.

        The Company does business with a number of foreign airlines, principally in the sale of aviation fuels. For the most part, such sales are made within the United States and utilize the same assets and generally the same personnel as are utilized in the Company's domestic business. Revenues related to these foreign airlines amounted to approximately 18%, 25% and 29% of consolidated revenues for the years ended June 30, 2001, 2000 and 1999, respectively.

        In May 1999, Mercury entered into a fuel management contract with National Airlines, Inc., pursuant to which Mercury began selling fuel to National Airlines, Inc. and managing their fuel requirement at all National Airlines, Inc. locations. On December 6, 2000, National Airlines filed for bankruptcy protection. Mercury continues to sell fuel to National on a secured basis, under the auspices of the bankruptcy court.

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

        COMPETITION

        The Fuel Sales division of Mercury competes with approximately five independent fuel suppliers, of which the largest is World Fuel Services Corporation. Additionally, the division competes with other aircraft support companies which maintain their own sources of aviation fuel. Many of the divisions competitors have greater financial, technical and marketing resources than Mercury. In addition, certain airlines provide cargo and fueling services comparable to those furnished by Mercury. At LAX Mercury competes with, in addition to the airlines, 3 fuel delivery providers and with 3 non-airline entities with respect to air cargo handling business. Generally, FBOs have a minimum of one competitor at each airport as well as national multi-location chains. Mercury has many principal competitors with respect to government contracting services including certain small disadvantaged businesses which receive a ten percent cost advantage with respect to certain bids and set asides of certain contracts. Recently the FBO market has seen the emergence of increased competition among several national FBO chains owned by major corporations whose total sales and financial resources exceed those of Mercury. Substantially all of Mercury's services are subject to competitive bidding. Mercury competes on the basis of price, prior relationship to the customer and credit terms.

        ENVIRONMENTAL MATTERS

        Mercury must continuously comply with federal, state and local environmental statutes and regulations associated with its fuel storage tanks. These requirements include, among other things, tank and pipe testing for integrity and soil sampling for evidence of leaking and remediation of detected leaks and spills. Other than the $3.4 million spent during the 1999 fiscal year to comply with certain federal mandates regarding below ground fuel tanks, there have been no material capital expenditures nor has there been a material negative impact on Mercury's earnings or competitive position in performing such compliance and related remediation work. In late 1998, Mercury, and many other companies operating on Southern California airports received notice of potential violations of California Environmental Protection Agency - Air Resources Board regulations. This notice alleged that such companies had violated the act by fueling airport service vehicles with Jet A fuel. Mercury immediately brought all of its operations into full compliance with all applicable regulations and has entered into a settlement agreement with the state of California. In addition, it has undertaken a review of federal and state regulations to insure future compliance. The Company has agreed to provide certain environmental remediation on property formerly leased by the Company in Anaheim, California. The Company terminated operations on this leased property in fiscal 1987 at which time a closure letter was in effect. The Company has installed an approved remediation system at a cost of approximately $78,000 and expects to incur maintenance cost for a period of between 6 and 24 months of $4,500 per month.

Mercury knows of no other basis for any notice of violation or cease and abatement proceeding by any governmental agency as a result of failure to comply with applicable environmental laws and regulations.

EMPLOYEES

        As of August 31, 2001, Mercury employed 1,736 full-time and 223 part-time persons in its following operating units: fuel sales, 35 full-time and 1 part-time persons; corporate, 47 full-time persons; cargo operations, 555 full-time persons; FBOs, 734 full-time and 17 part-time persons; and government contract services, 365 full-time and 205 part-time persons. Maytag has collective bargaining agreements which affect approximately 132 employees in its weather and base support operations. Management believes that, in general, wages, hours, fringe benefits and other conditions of employment offered throughout Mercury's operations are at least equivalent to those found elsewhere in its industry and that its general relationship with its employees is satisfactory

ITEM 2. PROPERTIES

        Listed below are the significant properties leased or owned by Mercury as of June 30, 2001:


                                  LEASED OR         ANNUAL       EXPIRATION OF       ACTIVITY AT                FACILITY
      LOCATION                      OWNED           RENTAL           LEASE            FACILITY                 DESCRIPTION
------------------------          ----------       --------      -------------    --------------          -----------------------
CORPORATE HEADQUARTERS
5456 McConnell                      Owned          N/A           N/A              Landlord, executive     22,500 sq.ft.
Los Angeles, CA (1)                                                               and support             building
                                                                                  personnel offices

MAYTAG OPERATIONS
6145 Lehman Drive, Suite            Owned          N/A           N/A              Landlord, executive     8,000 sq.ft.
300                                                                               and support             offices
Colorado Springs, CO (2)                                                          personnel offices

FLORIDA BUILDINGS
129 S.W. 36th Court                 Owned          N/A           N/A              Land                    10,846 sq. ft.
Miami, FL  (4)

101 S.W. 36th Court                 Owned          N/A           N/A              Land                    7,210 sq. ft.
Miami, FL (4)

119 S.W. 36th Court                 Owned          N/A           N/A              Office Building         1,401 sq. ft.
Miami, FL (4)

115 S.W. 36th Court                 Owned          N/A           N/A              Office Building         3,865 sq. ft.
Miami, FL (4)

2000 N.W. 89th PL                   Owned          N/A           N/A              Office Building         22,400 sq. ft.
Miami, FL (3)                                                                                             Office Building

HARTSFIELD ATLANTA INT'L
AIRPORT
Cargo Building "A" South            Leased         $924,061      February 2011    Cargo handling          60,597 sq. ft. of cargo
Cargo Area                                                                        warehouse with          warehouse facility
                                                                                  offices                 with 9,785 of Office
                                                                                                          Space on 2.4 acres
                                                                                                          of land
LOS ANGELES INT'L AIRPORT
6851 W. Imperial                    Leased         $754,000      Month-to-month   Cargo hangar, with      5.4054 acres of land
Highway,                                                                          offices and             containing 54,915
Los Angeles, CA (6)                                                               executive offices       sq. ft. of warehouse
                                                                                  rented to customers     space, 7,800 sq.ft. of
                                                                                                          office space,2,250 sq. ft.
                                                                                                          maintenance
                                                                                                          shop area, 100,000 gallon
                                                                                                          fuel storage
                                                                                                          area,400 sq. ft. of wash
                                                                                                          rack area and
                                                                                                          400 sq. ft. of a sewage
                                                                                                          disposal unit area

6040 Avion Drive                    Leased         $2,232,000    June 2006        Cargo handling          207,000 sq.ft. offices and
Los Angeles, CA                                                                   warehouse with          cargo
                                                                                  offices                 warehouse facility

LESTER B. PEARSON INT'L
AIRPORT
Building D                          Leased         $378,000      Month-to-month   Cargo handling          28,445 sq. ft. warehouse
Toronto, AMF                                                                      warehouse with          space and 5,721
Ontario                                                                           offices                 sq. ft. of offices

Concession 6                        Leased         $121,800      November 2010    Cargo handling          9,000 sq. ft. office space
East Hurontario St. (4)                                                           warehouse with          and 48,360 sq.
                                                                                  offices                 ft. of warehouse space

                                  LEASED OR         ANNUAL       EXPIRATION OF       ACTIVITY AT                FACILITY
      LOCATION                      OWNED           RENTAL           LEASE            FACILITY                 DESCRIPTION
------------------------          ----------       --------      -------------    --------------          -----------------------
DORVAL INT'L AIRPORT
800 Stuart Graham Blvd.             Leased         $489,000      November 2007    Cargo handling          51,000 sq.ft. warehouse
South                                                                             warehouse with          and 2,432 sq.ft.
Dorval, Quebec (5)                                                                offices                 of office space

MIRABEL INT'L AIRPORT
12005, Rue Cargo                    Leased         $83,000       November 2005    Cargo handling          12,500 sq.ft. warehouse
A-3, Suite 102                                                                    warehouse with
Mirabel, Quebec                                                                   offices

LOS ANGELES INT'L AIRPORT
7000 World Way West Los             Leased         $375,600      Month-to-month   Service and             2,000 sq.ft. of executive
Angeles, CA                                                                       refueling of private    terminal on
                                                                                  aircraft                1.93 acres

ONTARIO INT'L AIRPORT
2161 East Avion                     Leased         $225,000      April 2008       Landlord, service       60,000 sq.ft. of
Ontario, CA                                                                       and refueling of        offices and hangars on
                                                                                  commercial and          15.4 acres
                                                                                  private aircraft

1150 S. Vineyard                    Leased         $144,000      November 2001    Landlord, service       32,400 sq. ft. of office
Ontario, CA                                                                       and refueling of        and hangars space
                                                                                  commercial and          and 2.35 acres of aircraft
                                                                                  private aircraft        and vehicle
                                                                                                          parking

BAKERSFIELD AIRPORT
1550 Skyway Drive                   Leased         $138,000       May  2020       Landlord, service       Executive offices,
Bakersfield, CA (5)                                                               and refueling of        terminal and hangars
                                                                                  commercial and          on 6.14 acres
                                                                                  private aircraft

BURBANK-GLENDALE-
PASADENA AIRPORT
4301/4405/4407/4409/4411            Leased         $1,626,000    April  2025      Landlord, service       156,200 sq. ft. of
/4531 Empire Avenue                                                               and refueling of        offices, hangars, and
10660/10670/10700/10750/                                                          commercial and          shop facilities
10760/10800/10820                                                                 private aircraft
Sherman Way,                                                                                              74,612 sq. ft. of offices,
Burbank, CA                                                                                               hangars and
                                                                                                          shop facilities on 16.3
                                                                                                          acres

6920 Vineland Ave. No.              Leased         $164,000      Month to month   Landlord, service       5,200 sq. ft. of offices,
Hollywood, CA                                                                     and refueling of        hangars and
                                                                                  commercial and          shop facilities
                                                                                  private aircraft

CHARLESTON INTERNATIONAL
AIRPORT
6060 S Aviation Wy                  Leased         $170,000      August 2007      Terminal, office,       103,000 sq. ft. of
N. Charleston, SC                                                                 and hangars             Offices, hangars and
                                                                                                          parking area

6070 Perimeter.                     Leased         $21,000       Month-to-month   Building and hanger     Hangars, building, shop
N. Charleston, SC                                                                 space                   facilities and
                                                                                                          parking areas consisting
                                                                                                          of 6.6 acres

Johns Island Airport                Leased         $26,130       May 2004         Terminal, office,       285,200 sq. feet on
2700 Fort Trenholm                                                                and hanger space        6.54 acres
Johns Island, SC

                                  LEASED OR         ANNUAL       EXPIRATION OF       ACTIVITY AT                FACILITY
      LOCATION                      OWNED           RENTAL           LEASE            FACILITY                 DESCRIPTION
------------------------          ----------       --------      -------------    --------------          -----------------------
SANTA BARBARA MUNICIPAL
AIRPORT
404 Moffet Road                     Leased         $2,700        Month-to-month   Landlord, service,      8 T-Hangar space
Goleta, CA                                                                        maintenance, and        totaling
                                                                                  refueling of            28,413 sq. ft.
                                                                                  commercial and
                                                                                  private aircraft

404 Moffet Road                     Leased         $56,000       Month-to-month   Building space          9,360 sq. ft of building
Goleta, CA                                                                                                space
(Building 124 &126)

204 Moffett Place                   Leased         $30,000       Month-to-month   Building space and      10,370 sq. ft. office
Goleta, CA                                                                        parking spaces          space and 10
Building 121                                                                                              parking spaces

302 Moffet Place                    Leased         $41,500       Month-to-month   Building space          3,120 sq. ft
Goleta, CA                                                                                                office space
Building 122

FRESNO YOSEMITE INT'L
AIRPORT
5045 E. Anderson Avenue             Leased         $74,000       April 2020       Landlord, service       8.47 acres.
Fresno, CA(5)                                                                     and refueling of
                                                                                  commercial and
                                                                                  private aircraft

5045 E. Anderson Avenue             Leased         $67,000       August 2006      Terminal, office and    Hangars and offices on
Fresno, CA(5)                                                                     hangar facility         2.16 acres

5045 E. Anderson Avenue             Leased         $115,000      May 2005         Hangar and              22,000 sq.ft. office
Fresno, CA(5)                                                                     commercial office       space on 19.26 acres
                                                                                  space

WM. B. HARTSFIELD
INT'L AIRPORT
1200 Toffie Terrace                 Leased         $107,000      March 2002       Landlord, service       4,800 sq.ft. of offices
Atlanta, GA                                                                       and refueling of        and ramp area on
                                                                                  commercial and          11.2 acres
                                                                                  private aircraft

DEKALB-PEACHTREE
AIRPORT
1951 Airport Road                   Leased         $220,000      November 2006    Landlord, service       164,288 sq.ft. of offices
Atlanta, GA (5)                                                                   and refueling of        and hangars on
                                                                                  commercial and          22.46 acres
                                                                                  private aircraft

L.G. HANSCOM FIELD
AIRPORT
180 Hanscom Drive                   Leased         $333,000      May 2012         Landlord, service,      329,284 sq. ft.  of
Bedford, MA (5)                                                                   maintenance and         offices, terminal,
                                                                                  refueling of            hangars, and land.
                                                                                  commercial and
                                                                                  private aircraft

RENO CANNON INT'L
AIRPORT
655 So. Rock Blvd.                  Building       $22,000       June 2017        Landlord, service       33,000 sq.ft. of
Reno, NV                            owned, land                                   and refueling of        hangars and
                                    rented                                        commercial, private     administrative building
                                                                                  and military aircraft   on 23.7 acres of
                                                                                                          land

                                  LEASED OR         ANNUAL       EXPIRATION OF       ACTIVITY AT                FACILITY
      LOCATION                      OWNED           RENTAL           LEASE            FACILITY                 DESCRIPTION
------------------------          ----------       --------      -------------    --------------          -----------------------
ADDISON AIRPORT
4400 Glenn Curtiss Dr.              Leased         $314,000      September 2021   Landlord, service       49,472 sq. ft. of offices
Dallas, TX  (5)                                                                   and refueling of        and hangars on
                                                                                  commercial and          2.80 acres
                                                                                  private aircraft

4400 Glenn Curtiss Dr.              Leased         $56,000       June 2022        Landlord, service       57,949 sq.ft. of offices
Dallas, TX  (5)                                                                   and refueling of        and hangar space
                                                                                  commercial and          on 6.28 acres
                                                                                  private aircraft

4400 Glenn Curtiss Dr.              Leased         $9,000        July 2021        Landlord, service       12,600 sq.ft. of offices
Dallas, TX  (5)                                                                   and refueling of        and hangar space
                                                                                  commercial and
                                                                                  private aircraft

4400 Glenn Curtis Dr.               Leased         $28,000       Month-to-month   Fuel farm
Dallas, TX (5)

CORPUS CHRISTI
355 Pinson Drive                    Leased         $19,000       October 2009     Landlord, service       66,096 sq.ft. of
Corpus Christi, TX (5)                                                            and refueling of        offices and hangars on
                                                                                  commercial and          6.69 acres
                                                                                  private aircraft

NASHVILLE INT'L AIRPORT
635 Hangar Lane                     Leased         $350,000      June 2012        Landlord, service       Office and hangars on
Nashville, TN                                                                     and refueling of        38.69 acres
                                                                                  commercial and
                                                                                  private aircraft

JACKSON INT'L
AIRPORT
110 S. Hangar Drive                 Leased         $112,000      February 2006    Landlord, service       Office and hangars on 7
Jackson, MS  39208 (5)                                                            and refueling of        acres
                                                                                  commercial and
                                                                                  private aircraft

TULSA INT'L
AIRPORT
7500 E. Apache                      Leased         $73,000       April 2019       Landlord, service       Office and hangars on
Tulsa, OK 74115                                                                   and refueling of        11.23 acres
Hangar 1&2                                                                        commercial and
                                                                                  private aircraft

7500 E. Apache                      Leased         $22,000       April 2019       Landlord, service       Land consisting of 5.23
Tulsa, OK 74115                                                                   and refueling of        acres
Hangar 22 & 26                                                                    commercial and
                                                                                  private aircraft

7500 E. Apache                      Leased         $62,000       June 2011        Landlord, service       Office and hangars on
Tulsa, OK 74115                                                                   and refueling of        5.23 acres
Hangar 22 & 26                                                                    commercial and
                                                                                  private aircraft

7500 E. Apache                      Leased         $11,000       June 2007        Landlord, service       Hangar space on 6.18
Tulsa, OK 74115                                                                   and refueling of        acres
Hangar 18                                                                         commercial and
                                                                                  private aircraft

7500 E. Apache                      Leased         $36,000       Month-to-month   Landlord, service       Hangar space on 14,000
Tulsa, OK 74115                                                                   and refueling of        sq. ft.
Hangar 4                                                                          commercial and private
                                                                                  aircraft

                                  LEASED OR         ANNUAL       EXPIRATION OF       ACTIVITY AT                FACILITY
      LOCATION                      OWNED           RENTAL           LEASE            FACILITY                 DESCRIPTION
------------------------          ----------       --------      -------------    --------------          -----------------------
FORT WAYNE AIRPORT
Fort Wayne- Allen County            Leased         $21,400       December 2003    Aircraft parking        Ramp space on 142,491
Airport Authority                                                                                         sq. ft. of land
Ramp

Fort Wayne-Allen County             Leased         $44,000       December 2003    Landlord, service       Office, hangars, and ramp
Airport Authority                                                                 and refueling of        space on 172,734  sq. ft
Hangar 37,41, 41A                                                                 commercial and          of land
Building 28                                                                       private aircraft

Fort Wayne-Allen County             Leased         $68,000       December 2003    Landlord, service       234,451 sq. ft. of
Airport Authority                                                                 and refueling of        office, hangar, parking
Hangar 40, 43                                                                     commercial and          and ramp space
                                                                                  private aircraft

Fort Wayne-Allen County             Leased         $58,500       November 2004    Landlord, service       49,500 sq. ft of hangar,
Airport Authority                                                                 and refueling of        ramp and parking space
Hangar 42                                                                         commercial and
                                                                                  private aircraft

Fort Wayne-Allen County             Leased         $40,400       October  2016    Landlord, service       Aircraft hangar space
Airport Authority                                                                 and refueling of        consisting of
Hangar 45                                                                         commercial and          53,658 sq. ft.
                                                                                  private aircraft

Fort Wayne-Allen County             Leased         $8,600        August  2002     Landlord, service       Aircraft hangar space
Airport Authority                                                                 and refueling of        consisting of 4,000
Hangar D                                                                          commercial and          sq. ft.
                                                                                  private aircraft

Fort Wayne-Allen County             Leased         $2,100        Month-to-month   Landlord, service       2,500 sq. ft. of Aircraft
Airport Authority                                                                 and refueling of        hangar space
T-Hangar                                                                          commercial and
                                                                                  private aircraft

Fort Wayne-Allen County             Leased         $21,400       November 2004    Landlord, service       115,128 sq. ft.  of space
Airport Authority                                                                 and refueling of        used for parking, ramp
Parcel No. 1,2, & 3                                                               commercial and          and hangar space
                                                                                  private aircraft

Fort Wayne-                         Leased         $100          December 2005    Landlord, service       Fuel Farm Consisting of
Allen County Airport                                                              and refueling of        57,000 sq. ft.
Authority                                                                         commercial and
                                                                                  private aircraft

BIRMINGHAM AIRPORT

Birmingham Airport                  Leased         $155,000      August 2021      Landlord, service       Office, hangar, storage,
                                                                                  and refueling of        and ramp space on 29.30
                                                                                  commercial and          acres
                                                                                  private aircraft

(1) This property was purchased in April 1994 for $1,800,000 and is subject to a first mortgage to Sanwa Bank in the sum of $332,000 at June 30, 2001 repayable in equal monthly installments of principal of $9,750, plus interest at 7.5% per annum, the last payment due in April 2004.

(2) This property was purchased in May 1995 for $515,000 and is subject to a first mortgage to U.S. Bank in the sum of $323,000 at June 30, 2001 repayable with interest at 9% in equal monthly installments of approximately $4,450, the last payment due May 2010.

(3) Leased to SITA Information Networking Computing USA, Inc. until December 31, 2002.

(4) Leased to R&M Investment Corporation under a lease dated July 2, 1999 with an option to purchase.

(5) The leasehold interest is subject to security interest granted to Fleet National Bank f/k/a Bank Boston.

(6) Commencing January 2000 and continuing on a month-to-month basis thereafter until not later than December 31, 2004.

        At most commercial airports where Mercury operates FBOs, Mercury maintains its own fuel storage capabilities. The following table summarizes Mercury's existing fuel storage facilities.

                                                                  APPROXIMATE
                                                                   CAPACITY
               LOCATION                                            (GALLONS)
               --------                                    ----------------------------
               Los Angeles, California                     311,000(UG)
               Bakersfield, California                     98,000(62,000 AG; 36,000 UG)
               Burbank, California                         --(1)
               Santa Barbara, California                   --(2)
               Reno, Nevada                                99,000(AG)
               Ontario, California                         88,000(UG)
               Dallas, Texas                               57,000(UG)(3)
               Corpus Christi, Texas                       25,000(AG)
               Atlanta, Georgia (Hartsfield)               48,000(AG)
               Atlanta, Georgia (Peachtree)                48,000(AG)
               Fresno, California                          73,000(AG)
               Bedford, Massachusetts                      30,000(AG)
               Nashville, Tennessee                        37,000(AG)
               Charleston, South Carolina                  38,000(AG)
               Jackson, Mississippi                        43,000(AG)(4)
               Tulsa, Oklahoma                             126,000 (UG)
               Fort Wayne, Indiana                         171,000 (AG)
               John's Island, South Carolina               18,000(UG)
               Birmingham, Alabama                         145,500 (AG)

(AG) = Above-ground fuel storage (UG) = Under-ground fuel storage

(1) Consortium fuel farm used as an alternative.

(2) Interim operations without a fuel farm, new above ground fuel farm approved and will be installed within 12 months.

(3) Facility owned by a third-party.

(4) Presently use a third party tank form consortium, for balance of requirement.

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

ITEM 3. LEGAL PROCEEDINGS.

        On March 16, 2001, the bankruptcy court approved a settlement related to preference payments received in connection with the Chapter 7 bankruptcy filing of Western Pacific Airlines, Inc ("WPAI"). The settlement consists of ten quarterly payments of $175,000, two of which were made in the current fiscal year with the unpaid balance secured by a letter of credit. The Company has recorded a charge to bad debt expense equal to the present value of the payments, $1.6 million. The outstanding balance at June 30, 2001 was $1.3 million.

        In November 1999, Mr. Perez, formerly the President of RPA, filed a lawsuit alleging violations of his employment contract between the Company, RPA and Mr. Perez asserting, among other things, constructive termination. During the quarter ended March 31, 2001, this suit was dismissed.

        In February 2001, Mercury received notice of a complaint filed by the Chapter 7 Trustee for Tower Air, Inc. in regard to a preference action. In July 2001, the Company settled this matter for $1.0 million. In accordance with the terms of the settlement, the Company paid $750,000 subsequent to June 30, 2001 and will pay the balance in ten monthly installments of $25,000 each. At June 30, 2001, the unpaid settlement balance was $750,000 and the unpaid note balance, which is secured by a letter of credit, was $250,000.

        In April 2000, Mercury filed a collection action against AER Global Logistics ("AER") in the state of New York. AER filed a counterclaim for $1.0 million alleging among other things, tortuous interference with contract. Mercury believes that this claim is without merit, and accordingly, does not believe this matter will have a significant impact on its financial position or operating results.

        On April 3, 2001 Mercury received notice of an action filed by Skylink Express, Inc. in the Superior Court of Justice Ontario, Canada against Excel Cargo, Inc. and others for damages to aircraft occurring on November 30, 1999 and January 10, 2000 at Mirabel International Airport Quebec for a total amount of $2.5 million Canadian ($1.7 million U.S.) plus interest and fees. Mercury does not believe the outcome of this claim will have a significant impact on its financial position or operating results.

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

                                                                       HIGH              LOW
                                                                     --------         --------
               FISCAL 2001:
               Quarter ended September 30, 2000 .........            $   7.19         $   6.00
               Quarter ended December 31, 2000 ..........                6.50             4.56
               Quarter ended March 31, 2001 .............                6.95             4.75
               Quarter ended June 30, 2001 ..............                7.39             5.37
               FISCAL 2000:
               Quarter ended September 30, 1999 .........            $   7.63         $   6.13
               Quarter ended December 31, 1999 ..........                8.25             5.63
               Quarter ended March 31,2000 ..............                9.50             6.13
               Quarter ended June 30, 2000 ..............                7.75             4.63

        As of September 18, 2001 there were approximately 333 holders of record.

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

                                                      YEAR ENDED JUNE 30,
                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       2001            2000          1999           1998            1997
                                                     ---------      ---------      ---------      ---------      ---------
    Operating Data
    Sales and Revenues                               $ 478,446      $ 334,333      $ 218,272      $ 238,490      $ 279,380
    Costs and Expenses                                 443,504        299,919        187,052        210,562        256,310
                                                     ---------      ---------      ---------      ---------      ---------
     Gross Margin                                       34,942         34,414         31,220         27,928         23,070
    Selling, General and Administrative Expenses         7,929          7,223          7,118          6,161          6,296
    Provision for Bad Debts                              3,425          5,408          1,721          1,971          1,810
    Depreciation and  Amortization                      10,008          9,162          8,297          4,982          3,953
    Loss Resulting from Bankruptcy of a Customer           300             --             --          7,050             --
    Interest Expense                                     7,184          6,293          4,379          3,540          3,393
    Other (Income) Expense,  net                           (48)          (133)          (178)          (589)           370
                                                     ---------      ---------      ---------      ---------      ---------
    Income before Income Taxes                           6,144          6,461          9,883          4,813          7,248
    Provision for Income Taxes                           2,397          2,520          3,854          1,877          2,869
                                                     ---------      ---------      ---------      ---------      ---------
    Income from continuing operations                    3,747          3,941          6,029          2,936          4,379
    (Loss) income from discontinued operations            (858)          (933)           393             91             --
    Loss on sale of discontinued operations               (477)            --             --             --             --
    Extraordinary Item                                      --           (979)          (483)            --             --
                                                     ---------      ---------      ---------      ---------      ---------
    Net Income                                       $   2,412      $   2,029      $   5,939      $   3,027      $   4,379
                                                     ---------      ---------      ---------      ---------      ---------
    Net Income Per Share:
    Basic:

      From continuing operations                     $    0.57      $    0.60      $    0.90      $    0.42      $    0.58
      (Loss) income from discontinued operations         (0.13)         (0.14)          0.06             --             --
      Loss on sale of discontinued operations            (0.07)            --             --             --             --
      Extraordinary item                                    --          (0.15)         (0.07)            --             --
                                                     ---------      ---------      ---------      ---------      ---------
      Net  income                                    $    0.37      $    0.31      $    0.89      $    0.42      $    0.58
                                                     ---------      ---------      ---------      ---------      ---------
    Diluted:
      From continuing operations                     $    0.56      $    0.55      $    0.69      $    0.38      $    0.49
      (Loss) income from discontinued operations         (0.13)         (0.12)          0.04             --             --
      Loss on sale of discontinued operations            (0.07)            --             --             --             --
      Extraordinary item                                    --          (0.13)         (0.05)            --             --
                                                     ---------      ---------      ---------      ---------      ---------
      Net  income                                    $    0.36      $    0.30      $    0.68      $    0.38      $    0.49
                                                     ---------      ---------      ---------      ---------      ---------

                                                                           AT JUNE 30,
                                              --------------------------------------------------------------------
    BALANCE SHEET DATA                          2001           2000           1999           1998           1997
                                              --------       --------       --------       --------       --------
    Total Assets                              $151,134       $134,454       $126,534       $111,118       $ 92,637
    Short-Term Debt (including current
      portion of long-term debt)                 7,461          6,936          6,806          3,732          1,878
    Long-Term Debt                              44,560         42,358         44,285         30,619         15,195
    Subordinated Debt                           23,030         22,844             --             --             --
    Convertible Subordinated Debentures             --             --         19,852         28,090         28,115
    Dividends per Common Share                      --             --             --           .013          .0425

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        RESULTS OF OPERATIONS - FISCAL 2001, 2000 AND 1999

        The following tables set forth, for the periods indicated, the revenue and gross margin for each of the Company's four operating units included in continuing operations, as well as selected other financial statement data.


                                                                         YEAR ENDED JUNE 30,
                                                                           ($ IN MILLIONS)
                                               ---------------------------------------------------------------------------
                                                      2001                       2000                        1999
                                               --------------------       --------------------       ---------------------
                                                             % OF                       % OF                       % OF
                                                             TOTAL                      TOTAL                      TOTAL
                                               AMOUNT      REVENUES       AMOUNT      REVENUES       AMOUNT       REVENUES
                                               ------      --------       ------      --------       ------       --------
            Revenues:
            Fuel Sales                         $318.8         66.6%       $202.8         60.7%       $111.3         51.0%
            FBOs                                 99.5         20.8          73.7         22.0          53.9         24.6
            Cargo Operations                     31.3          6.6          32.5          9.7          27.7         12.7
            Government Contract Services         28.8          6.0          25.3          7.6          25.4         11.7
                                               ------       ------        ------       ------        ------       ------
              Total Revenues                   $478.4          100%       $334.3          100%       $218.3          100%
                                               ======       ======        ======       ======        ======       ======


                                                             % OF                       % OF                       % OF
                                                             UNIT                       UNIT                        UNIT
                                               AMOUNT      REVENUES       AMOUNT      REVENUES       AMOUNT       REVENUES
                                               ------      --------       ------      --------       ------       --------
            Gross Margin (1):
            Fuel Sales                         $  7.4          2.3%       $  7.9          3.9%       $  8.9          8.0%
            FBOs                                 15.0         15.1          11.5         15.6          11.3         21.0
            Cargo Operations                      6.8         21.6          10.0         30.7           5.7         20.7
            Government Contract Services          5.7         19.7           5.0         19.9           5.3         20.8
                                               ------       ------        ------       ------        ------       ------
                Total Gross Margin             $ 34.9          7.3%       $ 34.4         10.3%       $ 31.2         14.3%
                                               ======       ======        ======       ======        ======       ======

                                                             % OF                       % OF                       % OF
                                                             TOTAL                      TOTAL                      TOTAL
                                               AMOUNT      REVENUES       AMOUNT      REVENUES       AMOUNT       REVENUES
                                               ------      --------       ------      --------       ------       --------
            Selling, General and
              Administrative                   $  7.9          1.7%       $  7.2          2.2%       $  7.1          3.3%
            Provision for Bad Debts               3.4          0.7           5.4          1.6           1.7          0.8
            Depreciation and Amortization        10.0          2.1           9.2          2.7           8.3          3.8
            Interest Expense and Other            7.5          1.6           6.2          1.8           4.2          1.9
            Income from continuing operations
              before Income Taxes                 6.1          1.3           6.4          1.9           9.9          4.5
            Provision for Income Taxes            2.4          0.5           2.5          0.8           3.9          1.8
                                               ------       ------        ------       ------        ------       ------
            Income from continuing
              Operations                          3.7          0.8           3.9          1.2           6.0          2.8
            (Loss) income from discontinued
               operations                        (0.8)        (0.2)         (0.9)        (0.3)          0.4          0.2
            Loss on sale of discontinued
               Operations                        (0.5)        (0.1)
            Extraordinary Items                    --           --          (1.0)        (0.3)         (0.5)        (0.2)
                                               ------       ------        ------       ------        ------       ------
            Net Income                         $  2.4          0.5%       $  2.0          0.6%       $  5.9          2.7%
                                               ======       ======        ======       ======        ======       ======


(1) Gross Margin as used here and throughout Management's discussion includes certain selling, general and administration costs which are charged directly to the operating units, but excludes depreciation and amortization expenses and Selling, General and Administrative Expenses.

Fiscal Year Ended June 30, 2001 Compared to Fiscal Year Ended June 30, 2000

        Revenue increased 43.1% to $478.4 million in fiscal 2001 from $334.3 million in fiscal 2000 due to higher fuel prices and higher volume of fuel sold. Gross margin increased 1.5% to $34.9 million in fiscal 2001 from $34.4 million in fiscal 2000.

        Revenue from fuel sales represented 66.6% of total revenue in fiscal 2001 compared to 60.7% of total revenue in fiscal 2000. Revenue from fuel sales increased 57.1% to $318.8 million in fiscal 2001 from $202.8 million in fiscal 2000. The increase in revenue from fuel sales was due to an increase of 18% in the average price of fuel sold and an increase of 33% in the volume of fuel sold. Volume increased in the current year due to a significant new customer added in September 2000. Gross margin from fuel sales decreased by 5.0% to $7.4 million in fiscal 2001 from $7.9 million in fiscal 2000 due to higher operating expenses primarily related to legal and professional fees associated with customer bankruptcy litigation and costs associated with the proposed distribution. Revenues and gross margin from fuel sales includes the activities of Mercury's contract fueling business.

        Revenue from FBOs increased in fiscal 2001 by 35.0% to $99.5 million from $73.7 million in fiscal 2000. The increase in revenue in fiscal 2001 was primarily due to the addition of FBOs in Birmingham, Alabama in September 2000 and Fort Wayne, Indiana in May 2000 in addition to higher fuel prices. Gross margin increased 30.3% in fiscal 2001 to $15.0 million from $11.5 million in fiscal 2000 based on higher revenues. Gross margin as a percentage of revenue decreased in fiscal 2001 to 15.1% from 15.6% in fiscal 2000 primarily due to higher fuel prices.

        Revenue from Cargo operations decreased 3.5% in fiscal 2001 to $31.3 million from $32.5 million in fiscal 2000. The decrease was primarily attributable to a reduction in space brokerage revenue, primarily related to the Tower Air bankruptcy which occurred during the third quarter of fiscal 2000, and partially offset by higher handling revenue. Gross margin decreased 32.2% in fiscal 2001 to $6.8 million from $10.0 million in fiscal 2000, primarily due to lower space brokerage revenue and higher cargo handling costs.

        Revenue from government contract services increased 13.8% to $28.8 million from $25.3 million in the year ago period. The increase in revenues from government contract services was primarily due to the addition of new contracts during the last twelve months and higher revenue from the Yokota, Japan contract. Partially offsetting this were two refueling contracts lost and lower Weather Observation and Forecasting revenue, based on a lower number of contracts. Gross margin from government contract services in the current period increased 12.7% to $5.7 million from $5.0 million last year due to higher revenues. A significant contract, Yokota, Japan, which provided $5.1 million of revenue or 17.6% of Maytag's total revenues during fiscal year 2001, terminated in September 2001 and was not renewed.

        Selling general and administrative expenses in the current period increased 9.8% to $7.9 million from $7.2 million in the year ago period. The increase was primarily due to higher professional fees primarily related to costs incurred in litigation settlements and other legal fees.

        Provision for bad debts decreased 36.7% in fiscal 2001 to $3.4 million from $5.4 million in fiscal 2000 primarily due to the write off of Tower's receivable balance of $2.7 million in the year ago period (as a result of its bankruptcy). The provision in the current year includes $1.6 million which is attributable to a legal settlement with WPAI and $1.0 million which is attributable to a legal settlement with Tower, both of which related to alleged preference payments made to the Company prior to bankruptcy filings. These amounts were partially offset by $1.0 million in bad debt recoveries related to a former customer. Future periods may continue to be impacted by higher reserve requirements.

        Depreciation and amortization expense increased 9.2% to $10.0 million from $9.2 million a year ago. The increase is primarily related to the Fort Wayne and Birmingham FBO acquisitions and various capital expenditures during the past year.

        Interest expense and other (net) increased 20.7% in fiscal 2001 to $7.5 million from $6.2 million in fiscal 2000 due to higher initial interest rates and higher average outstanding borrowings. Additionally the Company wrote-off its investment in National Airlines due to the bankruptcy filing of National Airlines in December 2000.

        Income tax expense approximated 39.0% of pretax income in both fiscal 2001 and fiscal 2000 reflecting the expected effective annual income tax rate.

        On July 3, 2001 the Company sold RPA, its airline software services subsidiary. As a result, RPA's historic operating results (and loss on sale) have been classified as discontinued operations. In 2001, the loss on discontinued operations consisted of operating losses of $0.8 million (net of income tax benefit of $0.5 million) and loss on sale of $0.5 million (net of income tax benefit of $0.3 million). For the year ended June 30, 2000, RPA incurred operating losses of $0.9 million (net of income tax benefit of $0.6 million). For the year ended June 30, 1999, RPA had operating income of $0.4 million (net of income tax expense of $0.3 million).

        Fiscal Year Ended June 30, 2000 Compared to Fiscal Year Ended June 30, 1999

        Revenue increased 53.2% to $334.3 million in fiscal 2000 from $218.3 million in fiscal 1999 due to higher fuel prices and higher volume of fuel sold. Gross Margin increased 10.2% to $34.4 million in fiscal 2000 from $31.2 million in fiscal 1999.

        Revenue from fuel sales represented 60.7% of total revenue in fiscal 2000 compared to 51.0% of total revenue in fiscal 1999. Revenue from fuel sales increased 82.3% to $202.8 million in fiscal 2000 from $111.3 million in fiscal 1999 due to higher fuel prices and higher volume of fuel sold. The increase in revenue from fuel sales was due to an increase of 22.3% in volume of fuel sold and an increase of 43.0% in the average price of fuel sold. Gross margin from fuel sales decreased by 11.3% to $7.9 million in fiscal 2000 from $8.9 million in fiscal 1999 primarily due to lower per gallon margins caused by rising fuel prices. Revenues and gross margin from fuel sales includes the activities of Mercury's contract fueling business.

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

        Revenue from government contract services declined marginally in fiscal 2000 to $25.3 million from $25.4 million in fiscal 1999. Gross margin from government contract services declined in fiscal 2000 by 5.0% to $5.0 million from $5.3 million in fiscal 1999 primarily due to lower margins from Weather Data contracts.

        Selling general and administrative expenses increased by 1.5% to $7.2 million in fiscal 2000 from $7.1 million in fiscal 1999.

        Provision for bad debts increased 214.2% in fiscal 2000 to $5.4 million from $1.7 million in fiscal 1999 due to the write off of Tower's receivable balance of $2.7 million (as a result of its bankruptcy), significantly higher sales in fiscal 2000 and greater exposure due to significantly higher fuel prices during fiscal 2000 which has created a greater risk of loss due to potential bad debts related to certain airline accounts.

        Depreciation and amortization expense increased 10.4% in fiscal 2000 to $9.2 million from $8.3 million in fiscal 1999 primarily due to the Burbank FBO expansion during fiscal 1999, acquisitions of Jackson and Charleston FBOs in fiscal 1999, acquisition of Tulsa FBO in October 1999 and various capital expenditures.

        Interest expense (net) increased 46.6% in fiscal 2000 to $6.2 million from $4.2 million in fiscal 1999 due to higher interest rates and higher average outstanding borrowings.

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

        LIQUIDITY AND CAPITAL RESOURCES

        The events of September 11, 2001 have had a significant impact on the aviation industry and, as a result, have impacted the Company's operations as well. In the first few days following September 11, revenue from the Company's fuel sales, cargo and FBO operations were negligible. Since that time, the Company's operations have begun to return to normal. In view of the uncertainty of the ultimate impact upon the aviation industry, the long term impact to the Company's operations cannot be determined at this time.

        On March 7, 2001, the Company announced its plan to create an independent publicly traded company, MercFuel, Inc. MercFuel, Inc. was organized in Delaware on October 27, 2000 as a wholly owned subsidiary of the Company. On January 1, 2001, the Company transferred to MercFuel, Inc. the assets and liabilities of its Fuel Sales division. On April 30, 2001, MercFuel, Inc. agreed to sell 239,942 shares of common stock in a private placement at a per share price of $4.35, the net proceeds of which are $860,000. The sale will be consummated at such time as the Company's lenders consent to that offering. On May 15, 2001, the Company contributed $4.0 million of equity to MercFuel, Inc. in the form of cancellation of intercompany debt payable to the Company. On May 16, 2001, MercFuel filed a registration statement related the proposed sale of 1,200,000 shares of common stock (along with an additional 180,000 shares to cover over-allotments and an option issued to the underwriter to purchase 120,000 shares, exercisable one year after the effective date of the offering at a price equal to 140% of the initial public offering price). There can be no assurance that the Company will be able to complete the initial public offering, however, if the offering is completed, the Company will own at least 80.1% of MercFuel's outstanding common stock. The Company currently intends, subject to satisfactory resolution of certain conditions, to distribute (the "Distribution") all of the shares of MercFuel common stock that the Company owns to the Company's stockholders no earlier than six months after MercFuel's initial public offering. The Distribution is subject to consent by the Company's subordinated debt holder.

        Mercury has historically financed its operations primarily through operating cash flow, bank debt and various public and private placement of bonds and subordinated debt. Mercury's cash balance at June 30, 2001 was $3.9 million.

        Net cash provided by operating activities was $13.5 million, during fiscal 2001. The primary source of net cash provided by operating activities was net income before loss from discontinued operations plus depreciation and amortization totaling $13.8 million, bad debt expense of $3.4 million, an increase in accounts payable of $5.9 million and an increase in accrued expense and other current liabilities of $4.7 million. The primary use of cash from operating activities was an increase in trade and other accounts receivable of $14.1 million.

        Net cash used in investing activities was $15.4 million during fiscal 2001. The primary uses of cash from investing activities included $6.5 million in additions to property, equipment and leaseholds and $10.4 million in acquisitions of businesses, net of cash acquired.

        Net cash provided by financing activities was $3.2 million during fiscal 2001. The primary source of cash from financing activities during this period was proceeds from long-term debt of $12.0 million. The primary use of cash from financing activities was the reduction of long-term debt of $9.2 million.

        Net cash provided by Discontinued Operations was $0.4 million in fiscal 2001.

        On September 10, 1999, the Company issued, in a private placement, $24.0 million Senior Subordinated 12% Note ("the Note") due 2006 with detachable warrants to acquire 503,126 shares of the Company's common stock exercisable at $6.50 per share for seven years. Proceeds of the Note were used primarily to redeem $19.5 million of the Company's 7 3/4% convertible subordinated debentures due February 1, 2006 plus a redemption premium of 4% totaling $780,000, pay accrued interest and pay expenses of the transaction. The Note balance is net of warrants valued at $1.3 million less $336,000 amortized as interest expense in fiscal 2000 and 2001.

        On March 2, 1999, the Company entered into an $80.0 million senior secured credit facility with a consortium of four banks. At June 30, 2001, this facility includes up to $35.0 million Revolving Credit ("Revolving Credit"), a term loan with a balance of $15.2 million ("Term Loan") and an acquisition facility with a balance of $18.2 million ("Acquisition Facility"). These facilities mature in March 2004. The Term Loan is payable over five years in quarterly installments of principal of $1.0 million in year one with quarterly installments increasing each year thereafter by $125,000 with a final installment in March 2004. Balances outstanding under the Revolving Credit and Acquisition Facility will be due in March 2004. Interest rates may vary depending upon the Company's leverage ratio. Currently the interest rate is equal to the Eurodollar rate plus 2.5% or the Banks base rate (equivalent to the prime rate which was 7.0 % at June 30, 2001). At June 30, 2001 current portion of long-term debt pertaining to this facility is $5.1 million and long-term debt includes $10.1 million of the Term Loan and $18.2 million of the Acquisition Facility.

        On April 2, 1998, the Company raised $19.0 million from a tax exempt bond financing pursuant to a loan agreement between the Company and the California Economic Development Financing Authority, ("CEDFA"). These funds were obtained to finance the Company's LAX Cargo warehouse expansion and expansion of its Burbank FBO. The loan carries a variable rate which is based on a weekly remarketing of the tax exempt bonds issued by CEDFA. Since the issuance of the bond, the per annum interest rate has averaged 3.15% through June 30, 2001. The Company's senior bank group has issued a one-year, renewable letter of credit in the amount of approximately $16.8 million to secure the Company's obligations under the loan agreement. Principal payments of $500,000 are payable semi-annually with a redemption of $4.0 million at the end of the fifteenth year. At June 30, 2001, the balance was $16.0 million.

        On September 26, 2001, the Company announced they have agreed to enter into a financing arrangement to issue convertible subordinated debentures. These convertible subordinated debentures are expected to have a principal amount of $110.0 million, discounted to $71.9 million and are expected to yield 11.7% to maturity (which includes interest paid at the rate of 7% per annum on the principal amount plus amortization of the discount). The convertible subordinated debentures can be convertible into Mercury Air Group's common stock, subsequent to September 30, 2004, at $21.50 per share. The funding of this arrangement is expected to occur at different intervals with $25.0 million ($38.5 million principal) to fund in October 2001 and the remaining amount to be funded within one year. The Company anticipates using the proceeds from the sale of these debentures to repay the Company's subordinated indebtedness, restructure the Company's senior indebtedness, and for any potential future acquisitions.

        In connection with the proposed Distribution, the Company has executed term sheets with two financial institutions to replace its senior credit facility. The new agreements include a $20.0 million revolving senior credit facility which will be entered into by MercFuel, Inc. and a $60.0 million facility which will be entered into by the Company. The revolving credit facility will be secured by substantially all of MercFuel, Inc.'s assets. The revolving credit facility will mature in two-to-four years, at MercFuel, Inc.'s option. and will be subject to certain financial covenants, including maintenance of a minimum level of tangible net worth. The Company's facility will mature in March 2006 and will include a term loan of $35.0 million and a revolver of $25.0 million. The facility will be secured by substantially all of the Company's assets excluding MercFuel assets, and will be subject to certain financial covenants, including maintenance of minimum net worth, maximum leverage ratio, minimum fixed charge coverage ratio and minimum quick ratio.

        Mercury generally purchases fuel using credit terms which on average are shorter than the credit terms Mercury generally offers its customers. As a result, Mercury requires access to sufficient credit facilities which may need to increase in the future as Mercury expands its operations. The amount of working capital consumed by Mercury's accounts receivable has depended and will depend primarily on the quantity of fuel sold, the price of fuel, Mercury's extension of credit, customer compliance with Mercury's credit terms and credit terms provided by Mercury's suppliers. Any increase in the quantity or price of fuel sold, any increase in credit extended, any reduction in credit terms provided by Mercury's suppliers or any substantial customer noncompliance with credit terms will result in a corresponding increase in Mercury's need for working capital. Under these circumstances, Mercury's liquidity could be adversely affected unless Mercury is able to increase vendor credit or increase lending limits under the Company's revolving credit facility. Mercury believes, however, that the Company's current financing arrangements and vendor credit should provide the Company with sufficient liquidity in the event of a continued major temporary surge in oil prices. However, to the extent that credit facilities are utilized to fund working capital requirements Mercury will incur additional interest expense.

        The Company's accounts receivable balance was $55.0 million at June 30, 2001. Accounts receivable is comprised primarily of trade receivables from customers and is net of an allowance for doubtful accounts. Mercury's credit risk is based in part on the following: 1) substantially all receivables are related to a single industry (aviation), 2) there is a concentration of credit risk as there are several customers who at any time have significant balances owed to the Company, and 3) significant balances are owed by certain customers that are not adequately capitalized.

        The fuel sales division accounted for approximately 67% of the total Company revenue in fiscal 2001. For the year ended June 30, 2001, sales to certain fuel sales customers make up approximately 39% of the Company's total accounts receivable due from what the Company defines as smaller and generally less well-established or well-capitalized airlines, including certain foreign, regional, commuter and start-up airlines, which may be less creditworthy than larger, well-established and well-capitalized airlines. These customers are more affected by fluctuations in the economy in general and in the aviation industry specifically. For example, a material rise in the price of aviation fuel tends to more adversely impact these types of customers. To the extent that Mercury's airline customers are not able to immediately adjust their business operations to reflect increased operating costs, they could take relatively longer to pay the Company's accounts receivable. Such payment delays would further increase Mercury's working capital demands. In some cases, the impact of such economic fluctuations could materially impair the financial stability of an airline customer such that it would be unable to pay amounts owed to the Company and could result in such airline customer filing for bankruptcy protection. In that event, Mercury could incur significant losses related to the uncollectability of the receivables. Mercury has incurred in the past and is likely to continue to incur losses as the result of the business failure of a customer. Mercury assesses its credit portfolio on an ongoing basis and establishes allowances which the Company believes are adequate to absorb potential credit problems that can be reasonably anticipated. This assessment includes an analysis of past due accounts as well as a review of accounts with significant balances. Reserves are established for all or some portion of past due balances based upon various factors including the extent of delinquency, financial conditions of delinquent customers and amounts of insurance and collateral, if any.

        Accounts receivable days outstanding were 42 days and 45 days as of June 30, 2001 and 2000, respectively. Accounts receivable days outstanding have historically been impacted by a high volume of fuel sales to customers with extended payment terms. However, during the current period, the Company added a large customer, AirTran Airways, whose terms are prepaid. The terms of the prepayment provide for weekly payments equal to the following weeks' estimated sales. This prepaid customer accounted for approximately 14% of the Company's consolidated revenue for the year ended June 30, 2001. During the year, the Company also reduced the maximum amount of available credit to National Airlines based on their volume of fuel purchased. These factors significantly reduced the accounts receivable days outstanding.

        The Company's recurring capital expenditure requirements have been related to the acquisition of refueling and ground handling equipment for both commercial and government contract services operations. During fiscal 1999, 2000 and 2001, respectively, the Company spent approximately $2.1 million, $2.7 million and $840,000 to purchase refueling and ground handling equipment for its commercial and government contract services operations. During the last three fiscal years, the Company has also made substantial expenditures to acquire and construct facilities and businesses to expand its operations. On August 1, 1998, Maytag acquired thirty-eight government contracts and related assets from Weather Data for $2.5 million in cash and $1.0 million in stock (subsequently increased by 22,565 shares in September 1999 since the market value of the shares originally issued was less then $1.0 million on August 1, 1999). On November 30, 1998, the Company acquired substantially all the assets of an FBO in Jackson, Mississippi for $4.5 million in cash. In April 2000, the company acquired the assets of an FBO located in Fort Wayne, Indiana for $3.9 million in cash which was funded under its acquisition line. In October 1999, the Company acquired assets of an FBO in Tulsa, Oklahoma for $2.4 million in cash which was funded under its acquisition line. A second part to this closing occurred in July 2000 for $3.8 million which was funded under the company's acquisition line. In October 1999, the company acquired certain FBO assets at Charleston International Airport and John's Island Executive Airport in South Carolina for $700,000 in cash which was funded under its acquisition line. In September 2000, the company acquired the Birmingham, Alabama FBO assets from Raytheon Aircraft Services for $6.6 million in cash, which was funded from its acquisition line.

        On August 10, 2001, MercFuel, Inc. entered into an agreement with a provider of hardware and software applications ("System Provider"), for the development and exclusive license of an aviation fuel management system. The agreement requires MercFuel, Inc. to pay the System Provider $25,000 by October 1, 2001, and enter into a non-interest bearing note in the amount of $750,000, payable in 24 equal monthly payments beginning in August 2002 (the present value of which is $640,000, assuming an imputed interest rate of 8%). The note is convertible, at MercFuel's option, at any time after the Distribution into 125,000 shares of MercFuel common stock. MercFuel is also required to attempt to register the shares. In addition, if MercFuel does not complete an offering of its common shares by December 31, 2001, the agreement shall be terminated.

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

        Absent a major prolonged surge in oil prices, currently unforeseen impact resulting from the events of September 11, 2001, or a capital intensive acquisition, the Company believes its operating cash flow, senior credit facility, vendor credit and cash balance will provide it with sufficient liquidity during the next twelve months. In the event that fuel prices increase significantly for an extended period of time, the Company's liquidity could be adversely affected unless the Company is able to increase vendor credit or increase lending limits under its revolving credit facility. The Company believes, however, its Revolver and vendor credit should provide it with sufficient liquidity in the event of a major temporary surge in oil prices.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

        The Company does not currently utilize material derivative financial instruments which expose the Company to significant market risk. However, the Company's cash flow, earnings, and the fair value of its debt, may be adversely effected due to changes in interest rates with respect to its long-term debt. The table below presents principal cash flows and related weighted average interest rates of the Company's long-term debt at June 30, 2001 by expected maturity dates. Weighted average variable rates are based on rates in effect at June 30, 2001. These rates should not be considered a predictor of actual future interest rates.

                                                            Expected Maturity Date

                       JUNE-02       JUNE-03       JUNE-04     JUNE-05       JUNE-06     THEREAFTER      TOTAL       FAIR VALUE
                      ---------     ---------    -----------  ----------    ---------    ----------   -----------   -----------
Fixed Rate
Subordinated Note             0             0              0           0            0   $24,000,000   $24,000,000   $24,000,000
Average Interest
Rate                       12.0%         12.0%          12.0%       12.0%        12.0%         12.0%         12.0%
Fixed Rate Other
Debt                 $  311,000    $  326,000    $   199,000  $   26,000   $   26,000   $   200,000   $ 1,088,000   $ 1,088,000
 Average Interest
Rate                       8.39%         8.52%          8.83%       9.14%        9.14%         9.14%         8.80%
Variable Rate
Tax Exempt Bonds(1)  $1,000,000    $1,000,000    $ 1,000,000  $1,000,000   $1,000,000   $11,000,000   $16,000,000   $16,000,000
 Average
Interest Rate              3.20%         3.20%          3.20%       3.20%        3.20%         3.20%         3.20%
Variable Rate
Other Debt(2)        $5,125,000    $5,625,000    $22,654,000           0            0             0   $33,404,000   $33,404,000
 Average
Interest Rate              6.25%         6.25%          6.25%          0            0             0          6.25%

(1) The interest rate is based upon a weekly remarketing of the bonds.

(2) Consists of debt under which interest rates will fluctuate based upon changes in the prime rate or LIBOR.

        In making its determination as to the balance of fixed and variable rate debt, the Company considers the interest rate environment (including interest rate trends), borrowing alternatives and relative pricing. The Company periodically monitors the balance of fixed and variable rate debt, and can make appropriate corrections either pursuant to the terms of debt agreements or through the use of swaps and other financial instruments

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        See Part IV, Item 14, pages F1 through F20 immediately following.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Reference is made to the information set forth under the caption "Election of Directors" of the Company's Proxy Statement for the annual meeting scheduled in November 2001 (the "Proxy Statement") for a description of the directors and executive officers of the Company, which information is incorporated herein by reference.

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

(a) (1) Financial Statements

   Independent Auditors' Report..............................................................................................  F-1
   Consolidated Balance Sheets as of June 30, 2001 and 2000..................................................................  F-2
   Consolidated Statements of Income for each of the three years in the period ended June 30, 2001...........................  F-3
   Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2001.......................  F-4
   Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 30, 2001.............  F-5
   Notes to Consolidated Financial Statements for the three years ended June 30, 2001........................................  F-6

(a) (2) Supplemental Schedule for each of the three years in the period ended
June 30, 2001:

   Schedule II - Valuation and Qualifying Accounts........................................................................... F-20

        All other items are not included in this Form 10-K either because they are not applicable or are included in the information as set forth in the Consolidated Financial Statements or in the Notes to Consolidated Financial Statements.

Item 14 (a) Exhibits and Exhibit List
        (b) Reports on Form 8-K


 EXHIBIT
    NO.                             DESCRIPTION
---------                           -----------
   2.1        Agreement and Plan of Merger adopted January 9, 2001. (17)

   2.2        Certificate of Merger. (17)

   3.1        Bylaws of Company adopted January 9, 2001. (17)

   3.2        Certificate of Incorporation. (17)

   4.1        Loan Agreement between California Economic Development Financing
              Authority and Mercury Air Group, Inc. relating to $19,000,000
              California Economic Development Financing Authority Variable Rate
              Demand Airport Facilities Revenue Bonds, Series 1998 (Mercury Air
              Group, Inc. Project) dated as of April 1, 1998. (2)

   4.2 Securities Purchase Agreement dated September 10, 1999 by and among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund,
              L.P. (12)

   4.3        Amendment No. 1 dated as of September 30, 2000 by and between J.H.
              Whitney Mezzanine, L.P. and Mercury Air Group, Inc. to the
              Securities Agreement. (16)

   4.4        Waiver and Consent Agreement dated as of December 29, 2000 among
              Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P. (17)

   4.5        Waiver and Consent Agreement dated as of July 2, 2001 among
              Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P

   4.6        Waiver Agreement dated as of September 25, 2001 among Mercury Air
              Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.

   10.1       Company's 1990 Long-Term Incentive Plan. (4)*

   10.2       Company's 1990 Directors Stock Option Plan. (1)*

   10.3       Lease for 6851 West Imperial Highway, Los Angeles, California. (3)

   10.4       Memorandum Dated September 15, 1997 regarding Summary of Officer
              Life Insurance Policies with Benefits Payable to Officers or Their
              Designated Beneficiaries. (8)*

   10.5 Employment Agreement dated November 15, 1994 between the Company and Joseph Czyzyk. (9)*

   10.6 Non-Qualified Stock Option Agreement dated March 21, 1996, by and between Frederick H. Kopko and Mercury Air Group, Inc. (6) *

   10.7       Company's 1998 Long-Term Incentive Plan. (10) *

   10.8       Company's 1998 Directors Stock Option Plan. (10) *

   10.9       Amendment to Employment Agreement by and between Mercury Air
              Group, Inc. and Joseph A. Czyzyk dated October 15, 1998. (11) *

   10.10      Amendment No. 2 to Employment Agreement by and between Mercury Air
              Group, Inc. and Joseph A. Czyzyk dated April 12, 1999. (11) *

   10.11 Revolving Credit and Term Loan Agreement dated as of March 2, 1999 by and among Mercury Air Group, Inc., The Banks listed on Schedule
              1 thereto, and The Fleet National Bank f/k/a BankBoston, N.A., as
              Agent. (11)

   10.12 First Amendment to Revolving Credit and Term Loan Agreement dated as of September 10, 1999. (14)

   10.13 Second Amendment to Revolving Credit and Term Loan Agreement dated as of March 31, 2000. (14)

   10.14      Third Amendment, Waiver and Consent to Revolving Credit and Term
              Loan Agreement dated as of August 11, 2000. (14)

   10.15      The Company's 401(k) Plan consisting of CNA Trust Corporation.
              Regional Prototype Defined Contribution Plan and Trust and
              Adoption Agreement. (14)*

   10.16      Amendment No. 3 to Employment Agreement by and between Mercury Air
              Group, Inc. and Joseph A. Czyzyk dated September 11, 2000. (15)*

   10.17      Employment Agreement dated July 31, 2000 between the Company and
              Dr. Philip J. Fagan. (15)*

   10.18 Fourth Amendment to Revolving Credit and Term Loan Agreement dated as of November 14, 2000. (16)

 EXHIBIT
    NO.                             DESCRIPTION
---------                           -----------
   10.19      Amendment No. 1 to Mercury Air Group, Inc. 1998 Long-Term
              Incentive Option Plan as of August 22, 2000. (16)*

   10.20      Amendment No. 1 to Mercury Air Group, Inc. 1998 Directors Stock
              Option Plan as of August 22, 2000. (16)*

   10.21      Limited Waiver letter Agreement to Revolving Credit and Term Loan
              Agreement dated as of September 21, 2001.

   10.22      Agreement with Management & Report Technologies, Inc. (22)

   22.1       Subsidiaries of Registrant.

   23.1 Consent of Deloitte & Touche, LLP with respect to incorporation of their report on the audited financial statements contained in this Annual Report on Form 10-K in the Company's Registration Statement on Form S-8 (Registration Statement No. 33-69414).

   99.1 Partnership Agreement dated as of July 27, 2000 of CFK Partners by and among Philip J. Fagan, M.D., Frederick H. Kopko, Jr. and
              Joseph A. Czyzyk. (13)

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

        (17) All such documents were previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

        (18) Such document was previously filed as an Exhibit to the Company's Amendment No. 2 in Registration Statement No. 33-60992 on Form S-1 and is incorporated herein by reference.

    (b) Reports on Form 8-K:

        None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Los Angeles, State of California, on September 27, 2001.


                                       MERCURY AIR GROUP, INC.


                                       By: /s/ Philip J. Fagan, Jr., M.D
                                           ------------------------------------
                                           Philip J. Fagan, Jr., M.D
                                           Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signers:

Chairman of the Board


/s/ Philip J. Fagan, Jr. M.D.
----------------------------------------
Philip J. Fagan, Jr., M.D.                                Dated:  September 27, 2001
Chairman of the Board


Principal Executive Officer and Director:


/s/ Joseph Czyzyk
----------------------------------------
Joseph Czyzyk                                             Dated:  September 27, 2001
Chief Executive Officer and Director


Principal Financial and Accounting Officer:


/s/ Randolph E. Ajer
----------------------------------------
Randolph E. Ajer                                          Dated: September 27, 2001
Executive Vice President and Treasurer


Additional Directors:


/s/ Frederick H. Kopko, Jr.
----------------------------------------
Frederick H. Kopko, Jr.                                   Dated:  September 27, 2001
Director

/s/ Robert L. List
----------------------------------------
Robert L. List                                            Dated:  September 27, 2001
Director

/s/ Harold Bowling
----------------------------------------
Harold Bowling                                            Dated:  September 27, 2001
Director

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Mercury Air Group, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Mercury Air Group, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mercury Air Group, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Los Angeles, California
September 26, 2001

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                              JUNE 30,              JUNE 30,
                                                                                2001                  2000
                                                                            -------------        -------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                 $   3,886,000        $   2,081,000
  Trade accounts receivable, net of allowance for doubtful accounts
      of  $1,653,000 at 6/30/01 and $2,291,000 at 6/30/00                      55,040,000           44,415,000
  Inventories, principally aviation fuel                                        4,069,000            3,428,000
  Prepaid expenses and other current assets                                     2,882,000            2,904,000
  Net assets of discontinued operations (Note 2)                                4,338,000            6,071,000
                                                                            -------------        -------------
    Total current assets                                                       70,215,000           58,899,000
PROPERTY, EQUIPMENT AND LEASEHOLDS , net of
  accumulated depreciation and amortization of $52,165,000 at 6/30/01
  and $43,397,000 at 6/30/00 (Note 3, 7, and 10)                               71,779,000           63,965,000
OTHER ASSETS, net (Notes 4 and 10)                                              9,140,000           11,590,000
                                                                            -------------        -------------
                                                                            $ 151,134,000        $ 134,454,000
                                                                            =============        =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                          $  31,764,000        $  25,840,000
  Accrued expenses and other current liabilities (Note 5)                      10,357,000            5,701,000
  Current portion of long-term debt (Note 7)                                    7,461,000            6,936,000
                                                                            -------------        -------------
  Total current liabilities                                                    49,582,000           38,477,000

LONG-TERM DEBT (Notes 7 and 8)                                                 44,560,000           42,358,000
DEFERRED INCOME TAXES (Note 6)                                                    380,000              110,000
SENIOR SUBORDINATED NOTES (Note 8)                                             23,030,000           22,844,000
COMMITMENTS AND CONTINGENCIES  (Note 11)

STOCKHOLDERS' EQUITY (Note 9):
    Preferred Stock - $.01 par value;  authorized 3,000,000 shares;
       no shares outstanding
    Common Stock -  $.01 par value; authorized 18,000,000 shares;
      Outstanding 6,576,680 shares at 6/30/01;
      Outstanding 6,472,955 shares at 6/30/00                                      66,000               64,000
    Additional paid-in capital                                                 21,442,000           21,014,000
    Retained earnings                                                          12,835,000           10,423,000
    Accumulated other comprehensive income                                       (228,000)            (228,000)
    Notes receivable from sale of stock                                          (533,000)            (608,000)
                                                                            -------------        -------------
         Total stockholders' equity                                            33,582,000           30,665,000
                                                                            -------------        -------------
                                                                            $ 151,134,000        $ 134,454,000
                                                                            =============        =============


          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                      YEAR ENDED JUNE 30,
                                                                    -------------------------------------------------------
                                                                        2001                 2000                  1999
                                                                    -------------        -------------        -------------
Sales and Revenues:
  Sales                                                             $ 385,868,000        $ 254,474,000        $ 144,972,000
  Service revenues                                                     92,578,000           79,859,000           73,300,000
                                                                    -------------        -------------        -------------
                                                                      478,446,000          334,333,000          218,272,000
                                                                    -------------        -------------        -------------
Costs and Expenses:
  Cost of sales                                                       347,456,000          223,053,000          115,416,000
  Operating expenses                                                   96,048,000           76,866,000           71,636,000
                                                                    -------------        -------------        -------------
                                                                      443,504,000          299,919,000          187,052,000
                                                                    -------------        -------------        -------------
       Gross Margin (Excluding depreciation
            and amortization)                                          34,942,000           34,414,000           31,220,000
                                                                    -------------        -------------        -------------
Expenses (Income):
  Selling, general and administrative                                   7,929,000            7,223,000            7,118,000
  Provision for bad debts                                               3,425,000            5,408,000            1,721,000
  Depreciation and amortization                                        10,008,000            9,162,000            8,297,000
  Interest expense                                                      7,184,000            6,293,000            4,379,000
  Loss on investment                                                      300,000                   --                   --
  Interest income                                                         (48,000)            (133,000)            (178,000)
                                                                    -------------        -------------        -------------
                                                                       28,798,000           27,953,000           21,337,000
                                                                    -------------        -------------        -------------
Income from Continuing Operations Before Provision for
  Income Taxes and Extraordinary Item                                   6,144,000            6,461,000            9,883,000
Provision for Income Taxes (Note 6)                                     2,397,000            2,520,000            3,854,000
                                                                    -------------        -------------        -------------
Income from Continuing Operations                                       3,747,000            3,941,000            6,029,000
Discontinued Operations (Note 2):
  (Loss) income from discontinued operations, net of income
   tax (benefit) charge of ($548,000) in 2001, ($597,000) in
   2000 and $251,000 in 1999                                             (858,000)            (933,000)             393,000
   Loss on sale of discontinued operations, net of income tax
   benefit of $305,000                                                   (477,000)                  --                   --
                                                                    -------------        -------------        -------------
Income before Extraordinary Item                                        2,412,000            3,008,000            6,422,000
Extraordinary item less applicable income tax benefit of
  $625,000 and $309,000 (Note 8)                                               --             (979,000)            (483,000)
                                                                    -------------        -------------        -------------
Net Income                                                          $   2,412,000        $   2,029,000        $   5,939,000
                                                                    =============        =============        =============
Net Income Per Common Share (Note 13):
   Basic:
      From Continuing Operations                                    $        0.57        $        0.60        $        0.90
      (Loss) income from Discontinued Operations                            (0.13)               (0.14)                0.06
      Loss on sale of discontinued operations                               (0.07)                  --                   --
                                                                    -------------        -------------        -------------
      Income before Extraordinary Item                                       0.37                 0.46                 0.96
      Extraordinary Item                                                       --                (0.15)               (0.07)
                                                                    -------------        -------------        -------------
      Net Income                                                    $        0.37        $        0.31        $        0.89
                                                                    =============        =============        =============
   Diluted:
      From Continuing Operations                                    $        0.56        $        0.55        $        0.69
      (Loss) income from Discontinued Operations                            (0.13)               (0.12)                0.04
      Loss on sale Discontinued Operations                                  (0.07)                  --                   --
                                                                    -------------        -------------        -------------
      Income before Extraordinary Item                                       0.36                 0.43                 0.73
      Extraordinary Item                                                       --                (0.13)               (0.05)
                                                                    -------------        -------------        -------------
      Net Income                                                    $        0.36        $        0.30        $        0.68
                                                                    =============        =============        =============


          See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW



                                                                                       YEAR ENDED JUNE 30,
                                                                         ------------------------------------------------
                                                                             2001              2000              1999
                                                                         ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $  2,412,000      $  2,029,000      $  5,939,000
  Less: Income (loss) from discontinued operations
    before extraordinary Item                                              (1,335,000)         (933,000)          393,000
                                                                         ------------      ------------      ------------
  Income from continuing operations                                         3,747,000         2,962,000         5,546,000
  Non-cash component of extraordinary charge                                                    824,000           566,000
  Adjustments to derive cash flow from operating activities:
      Bad debt expense                                                      3,425,000         5,408,000         1,721,000
      Depreciation and amortization                                        10,008,000         9,162,000         8,297,000
      Deferred income taxes                                                   270,000          (113,000)           27,000
      Compensation expense related to remeasurement
          of stock options                                                                       64,000
      Amortization of Senior Subordinated Note discount                       186,000           150,000
  Changes in operating assets and liabilities:
      Trade and other accounts receivable                                 (14,050,000)       (3,940,000)      (11,807,000)
      Inventories                                                            (641,000)       (1,536,000)         (353,000)
      Prepaid expenses and other current assets                                22,000           565,000          (197,000)
      Accounts payable                                                      5,924,000         4,564,000         5,276,000
      Income taxes payable                                                                     (941,000)       (1,643,000)
      Accrued expenses and other current liabilities                        4,656,000           192,000           567,000
                                                                         ------------      ------------      ------------
          Net cash provided by operating activities                        13,547,000        17,361,000         8,000,000
                                                                         ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Restricted cash-tax exempt bond                                                               785,000         8,376,000
  Increase to other assets                                                  1,499,000        (1,533,000)         (237,000)
  Acquisition of businesses, net of cash acquired (Note 10)               (10,400,000)       (7,000,000)       (7,000,000)
  Additions to property, equipment and leaseholds                          (6,471,000)      (10,626,000)      (15,074,000)
                                                                         ------------      ------------      ------------
          Net cash used in investing activities                           (15,372,000)      (18,374,000)      (13,935,000)
                                                                         ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                             11,969,000        10,648,000        34,050,000
  Reduction of long-term debt                                              (9,242,000)      (12,445,000)      (17,310,000)
  Capitalized loan fee                                                                       (1,802,000)
  Payment received from notes receivable - officers                            75,000            54,000
  Reduction of convertible subordinated debentures                                          (19,534,000)       (8,188,000)
  Repurchase of common stock                                                                 (1,856,000)       (4,682,000)
  Proceeds from senior subordinated note                                                     24,000,000
  Proceeds from issuance of common stock                                      430,000                             145,000
                                                                         ------------      ------------      ------------
          Net cash  provided by (used in) financing activities              3,232,000          (935,000)        4,015,000
                                                                         ------------      ------------      ------------

Net Cash  provided by (used in) Discontinued Operations                       398,000          (461,000)         (526,000)

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS FROM CONTINUING OPERATIONS                               1,407,000        (1,948,000)       (1,920,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                2,081,000         4,490,000         6,936,000
                                                                         ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                   $  3,886,000      $  2,081,000      $  4,490,000
                                                                         ============      ============      ============

CASH PAID DURING THE PERIOD:
  Interest                                                               $  7,306,000      $  6,821,000      $  4,568,000
  Income taxes                                                           $      3,000      $  2,309,000      $  5,412,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
    Issuance of 124,224 shares of common stock in fiscal 1999 and an additional 22,565 shares in fiscal 2000 for acquisition of
      assets of Weather Data (note 10)                                                     $    158,000      $  1,000,000
   Conversion of 50 debentures into 6,854 shares of common stock                                             $     50,000
   Conversion of 318 debentures into 43,590 shares of common stock                         $    318,000


See accompanying notes to consolidated financial statements.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999



                                                                                                        ACCUMULATED
                            COMMON STOCK                    ADDITIONAL                       NOTES         OTHER
                              NUMBER OF                      PAID-IN        RETAINED       RECEIVABLE   COMPREHENSIVE  COMPREHENSIVE
                               SHARES          AMOUNT        CAPITAL        EARNINGS        OFFICERS       INCOME         INCOME
                            ------------   ------------   ------------   ------------   ------------   -------------  ------------
BALANCE, JUNE 30, 1998         7,082,753   $     71,000   $ 20,465,000   $  6,415,000   $   (662,000)  $   (239,000)     2,867,000
  Net income                                                                5,939,000                                 $  5,939,000
  Repurchase of common
     stock                      (641,781)        (6,000)    (1,865,000)    (2,811,000)
  Common stock issued
     on exercise of
     Options                      69,125                       144,000
  Common stock issued
     in acquisition              124,224          1,000        999,000
  Common stock issued
     on conversion of
     debentures                    6,854                        50,000
  Tax benefit from
     exercises of
     stock options                                              80,000
  Foreign currency
     adjustment                                                                                               2,000          2,000
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------
BALANCE, JUNE 30, 1999         6,641,175         66,000     19,873,000      9,543,000       (662,000)      (237,000)     5,941,000
                                                                                                                      ============
  Net income                                                                2,029,000                                 $  2,029,000
  Repurchase of
     common stock               (234,375)        (2,000)      (705,000)    (1,149,000)
  Reduction of note
     receivable from
     sale of stock                                                                            54,000
  Foreign currency
     adjustment                                                                                               9,000          9,000
  Common stock issued
     on conversion of
     debentures                   43,590                       318,000
  Common stock issued
     in acquisition               22,565                       158,000
  Warrants issued in
     connection with
     Senior
     Subordinated Note                                       1,306,000
  Value of remeasured
     stock options                                              64,000
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------
BALANCE, JUNE 30, 2000         6,472,955         64,000     21,014,000     10,423,000       (608,000)      (228,000)     2,038,000
  Net income                                                                2,412,000                                    2,412,000
  Common stock issued
     on exercise of
     options                     103,725          2,000        428,000
  Reduction of note
     receivable from
     sale of stock                                                                            75,000
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------
BALANCE, JUNE 30, 2001         6,576,680   $     66,000   $ 21,442,000   $ 12,835,000   $   (533,000)  $   (228,000)  $  2,412,000
                            ============   ============   ============   ============   ============   ============   ============

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         THREE YEARS ENDED JUNE 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        BUSINESS

        Mercury Air Group, Inc., a Delaware corporation, provides a broad range of services to the aviation industry through four principal operating units: fuel sales and services, cargo operations, fixed base operations and U.S. government contract services. Fuel sales include the sale of fuel and delivery of fuel primarily to domestic and international commercial airlines, business aviation and air freight airlines. Cargo operations consist of cargo handling, space logistics operations and general cargo sales agent services. Fixed base operations ("FBOs") include fuel sales, into-plane services, ground support services, aircraft hangar and tie-down facilities and maintenance at certain locations for commercial, private, general aviation and military aircraft. Government contract services consist of aircraft refueling and fuel storage operations, base operating support (BOS) services, air terminal and ground handling services and weather observation and forecasting services performed principally for agencies of the United States government. Additionally, the Company had a fifth operating unit, RPA Airline Automation Services, Inc. ("RPA") which was sold on July 3, 2001 and is classified as a discontinued operation (see note 2).

        MERCFUEL, INC.

        On March 7, 2001, the Company announced its plan to create an independent publicly traded company, MercFuel, Inc. ("MercFuel"). MercFuel was organized in Delaware on October 27, 2000 as a wholly owned subsidiary of the Company. On January 1, 2001, the Company transferred to MercFuel, the assets and liabilities of its Fuel Sales division. On April 30, 2001, MercFuel agreed to sell 239,942 shares of common stock in a private placement at a per share price of $4.35, the net proceeds of which were $860,000. The sale will be consummated at such time as the Company's lenders consent to that offering. On May 15, 2001, the Company contributed $4.0 million of equity to MercFuel in the form of cancellation of intercompany debt payable to the Company. On May 16, 2001, MercFuel filed a registration statement related to the proposed sale of 1,200,000 shares of common stock (excluding 180,000 shares to cover over-allotments and an option issued to the underwriter to purchase 120,000 shares, exercisable one year after the effective date of the offering at a price equal to 140% of the initial public offering price). There is no assurance the Company will complete the initial public offering, however, if the initial public offering is completed the Company will own at least 80.1% of MercFuel's outstanding common stock. The Company currently intends, subject to satisfactory resolution of certain conditions, to distribute (the "Distribution") all of the shares of MercFuel common stock that the Company owns to the Company's stockholders no earlier than six months after MercFuel's initial public offering.

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

        COST IN EXCESS OF NET ASSETS ACQUIRED

        Cost in excess of net assets acquired is being amortized using the straight-line method over the estimated lives ranging from ten to forty years. The Company assesses recoverability on a periodic basis. Factors included in evaluating recoverability include historical earnings and projected future earnings of the related operations.

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

        IMPAIRMENT OF LONG-LIVED ASSETS

        The Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss is based on the estimated fair value of the asset.

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

        NEW ACCOUNTING PRONOUNCEMENTS

        On July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. There was no effect of adoption at July 1, 2000. At June 30, 2001, there were no outstanding derivative instruments.

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Company is required to adopt SFAS No. 142 on July 1, 2002, however, the Company may elect to adopt SFAS 142 on July 1, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS. No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company has not yet determined what impact the adoption will have on its financial statements.

        RECLASSIFICATIONS

        Certain reclassifications were made to prior year statements to conform to the June 30, 2001 presentation.

        RISKS AND UNCERTAINTIES

        The events of September 11, 2001 have had a significant impact on the aviation industry and, as a result, has impacted the Company's operations as well. In the first few days following September 11, revenue from the Company's fuel sales, cargo and FBO operations were negligible. Since that time, the Company's operations have begun to return to normal. In view of the uncertainty of the ultimate impact upon the aviation industry, the long-term impact to the Company's operations cannot be determined at this time.

        Accounts receivable is comprised primarily of trade receivables from customers and is net of an allowance for doubtful accounts. The Company's credit risk is based in part on the following: 1) substantially all receivables are related to a single industry, aviation, 2) there is a concentration of credit risk as there are several customers who at any time have significant balances owed to the Company, and 3) significant balances are owed by certain customers that are not adequately capitalized. In addition, significantly higher fuel prices for extended periods of time have a negative impact on the aviation industry as it substantially increases airlines' operating expenses. Smaller airlines with lower levels of capital may be more seriously impacted. During the year ended June 30, 2001, per gallon fuel cost increased by approximately 21%. The Company assesses its credit portfolio on an ongoing basis and establishes allowances which it believes are adequate to absorb potential credit problems that can be reasonably anticipated.

        The Company purchases fuel from a limited number of suppliers. If the Company's relationship with any of these key suppliers terminates, the Company may not be able to obtain a sufficient quantity of fuel on favorable terms or may experience difficulty in obtaining fuel from alternative suppliers. Furthermore, difficulties faced by these suppliers or fuel shortages or the inability to obtain fuel from alternate sources at acceptable prices and terms, could impair the Company's ability to sell fuel to its customers at competitive prices and terms.

NOTE 2 - DISCONTINUED OPERATIONS

        On July 3, 2001, the Company completed the sale of its subsidiary, RPA Airline Automation Services, Inc. ("RPA"), which provides airline revenue accounting and management information software consisting of proprietary software programs which are marketed to foreign and domestic airlines. The Company has reclassified its consolidated financial statements to reflect the sale of RPA and to segregate the revenues, direct costs and expenses (excluding allocated costs), assets and liabilities, and cash flows of RPA. The net operating results, net assets and net cash flows of this business have been reported as "Discontinued Operations" in the accompanying consolidated financial statements.

        Pursuant to the agreement to which the sale was made, the Company received a cash purchase price of $3.6 million. The Company realized a loss on the sale of $477,000 (net of an income tax benefit of $305,000). Summarized financial information for the discontinued operations is as follows:

                                                                    FISCAL YEAR ENDED JUNE 30,
                                                        ---------------------------------------------------
                                                         2001 (1)              2000                1999
                                                        -----------         -----------         -----------
               Service revenues                         $ 4,224,000         $ 4,409,000         $ 6,403,000
               Operating expense                          4,334,000           5,710,000           5,600,000
                                                        -----------         -----------         -----------
               Gross (loss) margin                         (110,000)         (1,301,000)            803,000
                                                        -----------         -----------         -----------

               Other Expense                              1,296,000             229,000             159,000
                                                        -----------         -----------         -----------
               (Loss) Income before income taxes         (1,406,000)         (1,530,000)            644,000
               Income tax (benefit) charge                 (548,000)           (597,000)            251,000
                                                        -----------         -----------         -----------
               Net (loss) income                        $  (858,000)        $  (933,000)        $   393,000
                                                        ===========         ===========         ===========


                                                                      JUNE 30
                                                            ----------------------------
                                                               2001              2000
                                                            ----------        ----------
               Current Assets                               $4,324,000        $4,887,000
               Total Assets                                  5,292,000         6,732,000
               Current and Total Liabilities                   954,000           661,000

               Net assets of discontinued operations         4,338,000         6,071,000

        The Company retained certain assets and liabilities owned by RPA, principally land and building with a net carrying value of $697,000. The Company has listed the land and building for sale and expects the net proceeds from the sale to approximate the carrying value.

NOTE 3 - PROPERTY, EQUIPMENT AND LEASEHOLDS:

        Property, equipment and leaseholds consist of the following:


                                                                                  JUNE, 30
                                                                     -----------------------------------
                                                                          2001                  2000
                                                                     -------------         -------------
               Land, buildings and leasehold improvements            $  86,691,000         $  73,409,000
               Equipment, furniture and fixtures                        32,096,000            30,631,000
               Construction in progress                                  5,157,000             3,322,000
                                                                     -------------         -------------
                                                                       123,944,000           107,362,000

               Less accumulated depreciation and amortization          (52,165,000)          (43,397,000)
                                                                     -------------         -------------
                                                                     $  71,779,000         $  63,965,000
                                                                     =============         =============

NOTE 4 - OTHER ASSETS:

        Other assets consists of the following:


                                                                            JUNE, 30
                                                                  ------------------------------
                                                                     2001                2000
                                                                  -----------        -----------
               Cost in excess of net assets acquired - net        $ 5,191,000        $ 5,632,000
               Capitalized loan fees - net (Note 7)                 2,233,000          2,393,000
               Covenants not to compete - net                         383,000            583,000
               Other                                                1,333,000          2,982,000
                                                                  -----------        -----------
                                                                  $ 9,140,000        $11,590,000
                                                                  ===========        ===========

        Cost in excess of net assets acquired and covenants not to compete have resulted from various acquisitions and are being amortized using the straight-line method over periods ranging from five to forty years. Accumulated amortization related to cost in excess of net assets acquired was $1,460,000 and $1,485,000 at June 30, 2001 and 2000, respectively. Accumulated amortization related to covenants not to compete was $617,000 and $417,000 at June 30, 2001 and 2000, respectively.

        Capitalized loan fees represent cost incurred in connection with outstanding debt and are being amortized over the term of the debt.

        In 1994, an executive officer of the Company purchased 151,250 shares of the Company's stock from a company owned by the then Chairman at $1.98 per share, pursuant to a Stock Purchase Agreement. The officer paid $30,000 in cash and the remaining purchase price of $270,000 was paid over a five year period ending in 1998. As part of the agreement, the Company loaned the executive the $270,000. Beginning in 1996, one fifth of the amount loaned, or $54,000, was forgiven annually through the year ended June 30, 2000. The amount subject to forgiveness of $270,000 was treated as additional compensation expense over the seven-year period from the date of the agreements through 2000.

NOTE 5 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

        Accrued expenses and other current liabilities consist of the following:


                                                   JUNE, 30
                                         ------------------------------
                                            2001                2000
                                         -----------        -----------
               Salaries and wages        $ 2,977,000        $ 3,077,000
               Other                       7,380,000          2,624,000
                                         -----------        -----------
                                         $10,357,000        $ 5,701,000
                                         ===========        ===========

NOTE 6 - INCOME TAXES:

        The provision for taxes on income consists of the following:


                                                                   YEAR ENDED JUNE 30,
                                                  ---------------------------------------------------
                                                      2001               2000                 1999
                                                  -----------         -----------         -----------
               Federal, current                   $ 1,855,000         $ 2,235,000         $ 3,134,000
               State, current                         272,000             398,000             693,000
                                                  -----------         -----------         -----------
                                                    2,127,000           2,633,000           3,827,000
               Deferred, primarily federal            270,000            (113,000)             27,000
                                                  -----------         -----------         -----------
               Provision                            2,397,000           2,520,000           3,854,000
               Discontinued operations               (853,000)           (597,000)            251,000
               Extraordinary item                          --            (625,000)           (309,000)
                                                  -----------         -----------         -----------
                Net Provision                     $ 1,544,000         $ 1,298,000         $ 3,796,000
                                                  ===========         ===========         ===========

        Major components of deferred income tax (assets) and liabilities were as follows:


                                                                           JUNE 30,
                                                                   ---------------------------
                                                                     2001               2000
                                                                   ---------         ---------
               Depreciation/amortization                           $ 909,000         $ 683,000
               Prepaid expenses                                      695,000           322,000
               State income taxes                                    (90,000)         (222,000)
               Allowance for doubtful accounts                      (645,000)         (888,000)
               Capital loss                                         (642,000)         (276,000)
               Cash to accrual basis conversion as a result
                 of previous acquisition                                  --           329,000
                Other                                                153,000           162,000
                                                                   ---------         ---------
                                                                   $ 380,000         $ 110,000
                                                                   =========         =========

        The reconciliation of the federal statutory rate to the Company's effective tax rate on income is summarized as follows:


                                                         YEAR ENDED JUNE 30,
                                                    ------------------------------
                                                    2001         2000         1999
                                                    ----         ----         ----
               Computed "expected" tax rate         34.0%        34.0%        34.0%
               State income taxes, net of
                  Federal income tax benefit         5.0%         5.0%         5.0%
                                                    ----         ----         ----
               Effective rate                       39.0%        39.0%        39.0%
                                                    ====         ====         ====

NOTE 7 - LONG-TERM:

      Long-term debt consists of the following:


                                                                                                           JUNE 30,
                                                                                                 ------------------------------
                                                                                                    2001               2000
                                                                                                 -----------        -----------
Notes payable to banks                                                                           $33,404,000        $29,803,000

Tax exempt bond pursuant to a loan agreement between the Company and the
California Economic Development Financing Authority ("CEDFA"). Repayment terms consist of semi-annual principal payments of $500,000 with a redemption of $4 million at the end of the fifteenth year (2013). The loan carries a variable rate which is based on a weekly remarketing of the bonds. The rate at June 30,
2001 was 2.6%. In addition, a letter of credit has been issued by the Company's
Senior lender to guaranty the credit at an annual cost of approximately 1.9% of
the principal                                                                                     16,000,000         17,000,000

Notes payable to trustees for bankrupt airlines                                                    1,529,000

Mortgages payable to financial institution in aggregate monthly principal installments of
$14,197 plus interest at 7.5% to 9% per annum, collateralized by land and buildings,
maturing in April 2004 through May 2010                                                              655,000            796,000

Convertible subordinated debentures payable to seller of Excel Cargo in monthly installments of $13,810 including interest at 8.5%, collateralized by
property acquired, maturing in September 2003                                                        350,000            480,000

Other                                                                                                 83,000          1,215,000
                                                                                                 -----------        -----------
                                                                                                  52,021,000         49,294,000
Less current portion                                                                               7,461,000          6,936,000
                                                                                                 -----------        -----------
                                                                                                 $44,560,000        $42,358,000
                                                                                                 ===========        ===========

        Notes Payable to banks consists principally of a credit facility (the "Credit Facility") which provides for a term loan (the "Term Loan"), an acquisition line (the "Acquisition Line") and a revolving line of credit ("the Revolver"). The Credit Facility expires in March 2004. Borrowings under the Term Loan were $15.3 million and $19.9 million at June 30 2001 and 2000, respectively. Principal payments are payable in quarterly installments of $1.3 million as of June 30, 2001, increasing $125,000 annually. The Acquisition Line permits borrowings of up to $18.5 million. Outstanding borrowings under the Acquisition Line were $18.1 million and $9.9 million at June 30, 2001 and 2000, respectively. Principal is due in March 2004. The Revolver permits borrowings of up to $35.0 million. There were no outstanding borrowings under the Revolver at both June 30, 2001 and 2000. Interest under the credit facility accrues at LIBOR+2.50% (6.25% based on 30 day LIBOR rates in effect at June 30, 2001).

        Certain debt agreements contain provisions that require the maintenance of certain financial ratios, minimum tangible net worth (as defined), minimum profitability levels, maximum leverage and minimum debt service coverage and quick ratios and limitations on annual capital expenditures. Additionally, the Company is prohibited from paying dividends in excess of $400,000 per fiscal year. At June 30, 2001, the Company received a waiver from its senior lender as it had violated its quarterly profitability covenant.

        Notes payable to trustees for bankrupt airlines results from settlements with two bankrupt airlines. On March 16, 2001, the bankruptcy court approved a settlement related to preference payments received in connection with the Chapter 7 bankruptcy filing of Western Pacific Airlines, Inc. ("WPAI"). The settlement consists of ten quarterly payment of $175,000, two of which were made in the current fiscal year with the unpaid balance secured by a letter of credit. The Company has recorded a charge to bad debt expense equal to the present value of the payments, $1.6 million. The outstanding balance was $1.3 million at June 30, 2001. In February 2001, the Company received notice of a complaint filed by the Chapter 7 Trustee for Tower Airlines in regard to a preference action. In July 2001, the Company settled this matter for $1.0 million. In accordance with the terms of the settlement, the Company paid $750,000 subsequent to June 30, 2001 and will pay the balance in ten monthly installments of $25,000 each. At June 30 2001, the unpaid settlement balance of $750,000 is included in accrued expenses and the unpaid note balance of $250,000 is included in notes payable. The note is secured by a letter of credit.

        Long-term debt payable subsequent to June 30, 2001 is as follows:

                  2002                    $ 7,461,000
                  2003                      7,455,000
                  2004                     23,853,000
                  2005                      1,026,000
                  2006                      1,026,000
               Thereafter                  11,200,000
                                          -----------
                                          $52,021,000
                                          ===========

NOTE 8 - SENIOR SUBORDINATED NOTES/EXTRAORDINARY ITEM:

        On September 10, 1999, the Company issued, in a private placement, $24.0 million Senior Subordinated 12% Notes ("the Note") due 2006 with detachable warrants to acquire 503,126 shares of the Company's common stock exercisable at $6.50 per share for seven years. The Note agreement contains covenants that, among other matters, limit senior indebtedness, the disposition of assets and unfunded capital expenditures. The covenants also include ratio tests for interest coverage, leverage, fixed charge coverage and debt service. The Company received a waiver from the note holder as of June 30, 2001 for covenant violations pertaining to interest coverage.

        Proceeds of the Note were used to redeem the remaining $19.5 million of the Company's 7 3/4% convertible subordinated debentures due February 1, 2006 at 104% of the principal amount plus accrued interest and pay expenses of the transaction as follows:


            Principal balance of Debentures redeemed                                     $ 19,509,000
            Redemption premium of 4%                                                          780,000
            Accrued Interest                                                                  164,000
            Placement fees, legal fees and other expenses of transaction
              capitalized as other assets                                                   1,750,000
            Cash received                                                                   1,797,000
                                                                                         ------------
            Proceeds                                                                     $ 24,000,000
            Valuation of warrants credited to additional paid-in-capital                   (1,306,000)
            Warrants amortized as interest expense through June 30, 2001                      336,000
                                                                                         ------------
            Senior Subordinated Note                                                     $ 23,030,000
                                                                                         ============

        As a result of this transaction the Company recorded an extraordinary charge of $979,000 in fiscal 2000 (net of a $625,000 income tax benefit). The extraordinary charge consists of the redemption premium of $780,000 plus the write off of capitalized fees of $824,000.

      During the year ended June 30, 1999 the Company repurchased debentures in the open market. The excess of cost over par value plus bond issuance costs was $675,000. In addition, during fiscal 1999 the Company terminated its prior credit facility resulting in the write off of related deferred financing costs of $117,000. The aggregate charge of $792,000, net of tax benefits of $309,000, has been classified as an extraordinary item.

NOTE 9 - EMPLOYEE STOCK OPTION PLANS:

      The Company has the following stock option plans, the 1990 Long-Term Incentive Plan ("1990 Incentive Plan"), the 1990 Directors Stock Option Plan ("1990 Directors Plan"), the 1998 Long-Term Incentive Plan ("1998 Incentive Plan") and the 1998 Directors Stock Option Plan ("1998 Directors Plan"). The Company has reserved 837,000 shares related to the Incentive Plans and 587,000 shares related to the Directors Plans. The Company has also reserved 7,000 shares for special option grants made outside the plans. Options granted pursuant to the plans and special grants are generally made at the fair market value of such shares on the date of grant and generally vest over twelve months. The contractual lives of the options are generally ten years.

      The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost for stock options been calculated using the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have approximated the pro forma amounts indicated in the following table:

                                               2001          2000          1999
                                            ----------    ----------    ----------
Net income - as reported                    $2,412,000    $2,029,000    $5,939,000
Net income - pro forma                       2,209,000     1,877,000     5,840,000
Basic earnings per share - as reported             .37           .31           .89
Basic earnings per share - proforma                .34           .29           .88
Diluted earnings per share - as reported           .36           .30           .68
Diluted earnings per share - pro forma             .33           .27           .67

      The weighted average fair value of options granted in 2001, 2000 and 1999 is estimated as $2.60, $3.45 and $3.00 respectively, on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions.

                                              2001          2000        1999
                                             -------       -------     -------
       Expected life                         5 years       5 years     5 years
       Expected volatility                        43%           38%         34%
       Risk free interest rate                  4.90%         6.19%       5.78%
       Dividend yield                              0%            0%          0%

A summary of stock option activity is as follows:

                     WEIGHTED          LONG-TERM          WEIGHTED          DIRECTOR'S        WEIGHTED        SPECIAL
                      AVERAGE          INCENTIVE       AVERAGE OPTION      STOCK OPTION        AVERAGE        OPTION
                   OPTION PRICES         PLANS             PRICES             PLANS         OPTION PRICES     GRANTS
                   -------------       ----------      --------------      ------------     -------------    ---------
Outstanding
June 30, 1998          $4.03             262,897           $4.53              317,625          $ 2.21         203,500
Granted                 7.56             138,361              --                   --              --              --
Exercised               3.78             (17,125)             --                   --           1.542         (52,000)
Cancelled               6.30             (14,000)             --                                   --
                                         -------                              -------                         -------
Outstanding
June 30, 1999           5.25             370,133            4.53              317,625            2.43         151,500
Granted                8.125              65,300            7.75               40,000              --              --
Exercised                 --                  --              --                   --              --              --
Cancelled               7.87             (20,303)             --                                   --
                                         -------                              -------                         -------
Outstanding
June 30, 2000           5.60             415,130            4.89              357,625            2.43         151,500
Granted                6.125              46,400            5.73               90,000
Exercised                                                   5.36              (45,375)           3.20         (58,350)
Repurchased                                                                                     1.542         (86,275)
Cancelled               7.60             (13,000)           7.13              (35,125)
                                         -------                              -------                         -------
Outstanding
June 30, 2001          $5.59             448,530           $4.82              367,125          $ 7.18           6,875
                                         =======                              =======                         =======

      A summary of information about stock options issued and outstanding pursuant to the Incentive Plan, Directors Plan and special option grants at June 30, 2001 is as follows:

                          OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                 ----------------------------------------    -----------------------
                                                              WEIGHTED                  WEIGHTED
                     SHARES               WEIGHTED            AVERAGE      SHARES       AVERAGE
  EXERCISE       OUTSTANDING AT      AVERAGE CONTRACTUAL      EXERCISE   EXERCISABLE    EXERCISE
 PRICE RANGE         6/30/01            REMAINING LIFE         PRICE      AT 6/30/01     PRICE
--------------   ----------------    --------------------     --------   -----------    --------
$1.236 - 2.436       218,397                 1.4               $1.70       218,397       $1.70
 3.669 - 5.750       236,375                 6.7                5.55       156,375        5.50
 6.090 - 7.182       209,958                 6.2                6.49       147,539        6.63
 7.75 - 8.4375       157,800                 8.1                8.13       157,800        8.13
                     -------                                   -----       -------       -----
                     822,530                                   $5.26       680,111       $5.14
                     =======                                   =====       =======       =====

      In March 2000, the Board of Directors extended the termination date of options for 38,875 shares held by an officer and a Director. This resulted in compensation expense of $64,000.

      During fiscal 1996, the Company sold 137,500 shares of its common stock to two officers for $812,500. The officers each paid $40,000 in cash and issued promissory notes of $732,500 for the balance of the purchase price. The notes are payable over ten years and due in fiscal year 2006. As of June 30, 2001, $533,000 remained outstanding.

NOTE 10 - ACQUISITIONS:

      The Company has acquired various businesses during the years reported. All such acquisitions have been accounted for under the purchase method of accounting. Pro forma disclosure has not been provided as the aggregate annual purchases have not been material. The following describes the various purchases.

      Fiscal 2001

      On September 1, 2000, the Company acquired the assets of an FBO in Birmingham, Alabama from Raytheon Aircraft Services, Inc. ("RAS") for $6.6 million in cash funded under the Company's acquisition line. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated principally to Property, Equipment and Leaseholds. At June 30, 2000, Other Assets included a $1.5 million cash deposit paid to RAS towards the purchase price.

      In July 2000, the Company purchased hangers, buildings and leaseholds at its Tulsa, Oklahoma FBO and paid $3.8 million cash which was borrowed from its acquisition line.

      Fiscal 2000

      On April 21, 2000, the Company acquired certain assets of an FBO located in Fort Wayne, Indiana ("FWAS") for $3,900,000 in cash. The Company utilized borrowing available under its acquisition line to fund the purchase. The purchase price was allocated primarily to Property, Equipment and Leaseholds with an amount also allocated to inventories.

      On October 22, 1999, the Company acquired certain assets of Air Tulsa, Inc., an FBO located in Tulsa, Oklahoma. Assets acquired included refueling equipment and tank farms utilized in the FBO business, as well as inventories, prepaid expenses and a sublease. The agreement also includes a non-compete with the seller. Total consideration was $2.4 million which the Company initially paid in cash and which was subsequently funded by borrowings available under its acquisition line. The agreement included a second closing to occur within eighteen months to include the purchase of hangars, buildings and the leasehold for additional cash consideration of $3.8 million. This transaction was completed in July 2000. The Company utilized borrowing under its acquisition line to fund this amount.

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

      On August 1, 1998, the Company acquired the weather observation and forecasting and air traffic control government contracts and related assets of Weather Data Services, Inc. for $3.5 million, which consisted of $2.5 million in cash and $1.0 million of the Company's stock. The purchase price has been allocated to intangible assets. During fiscal 2000, as part of the agreement, the Company issued an additional 22,565 shares of the Company's stock valued at $158,000.

NOTE 11- COMMITMENTS AND CONTINGENCIES:

      PROPOSED DISTRIBUTION OF MERCFUEL

      The Company believes, based in part on an opinion of its tax advisors, that although the matter is not free from doubt, the contribution by the Company of certain assets and liabilities to MercFuel in exchange for common stock of MercFuel, which is to be followed by the proposed Distribution, should be treated as a reorganization within the meaning of Section 368(a)(1) (D) of the Internal Revenue Code of 1986 (the "Code"), as amended, and the Distribution should qualify as a tax-free distribution under Section 355 of the Code. It should be noted that the application of Section 355 of the Code to the Distribution is complex and may be subject to differing interpretation. If the Distribution does not qualify as a tax-free distribution under Section 355 of the Code, then: (i) the Company would recognize capital gain equal to the difference between the fair market value of the MercFuel common stock on the date of the Distribution and the Company's tax basis; and (ii) the Distribution may be taxable to individual stockholders, depending on their individual tax basis.

      For purposes of governing certain of the ongoing relationships subsequent to the proposed Distribution, the Company and MercFuel intend to enter into a Master Distribution Agreement, along with key related agreements, which will be effective as of the closing date of the initial public offering of the MercFuel common stock (except for a transitional services agreement, which will be effective at the time of the Distribution).

      LEASES

      The Company is obligated under noncancellable operating leases. Certain leases include renewal clauses and require payment of real estate taxes, insurance and other operating costs. Total rental expense on all such leases for the fiscal years 2001, 2000 and 1999 was $10,133,000, $8,640,000 and $8,037,000,
respectively, which is net of sublease income of approximately $332,000 annually. The minimum annual rentals on all noncancellable operating leases having a term of more than one year at June 30, 2001 are as follows:

       2002                                              $ 10,096,000
       2003                                                 9,995,000
       2004                                                 9,926,000
       2005                                                 9,485,000
       2006                                                 8,933,000
         Thereafter                                        59,386,000
                                                         ------------
           Total minimum payment required                $107,821,000
                                                         ============

      PURCHASE COMMITMENTS

      On June 1, 2001, the Company's cargo unit entered into a one-year renewal of its contract to purchase all of South African Airlines cargo capacity on its passenger flights from the United States and Canada to South Africa. MAC's one-year commitment for these routes is approximately $6.2 million.

      On August 10, 2001, the MercFuel entered into an agreement with a provider of hardware and software applications ("System Provider"), for the development and exclusive license of an aviation fuel management system. The agreement requires MercFuel to pay the System Provider $25,000 by October 1, 2001, and enter into a non-interest bearing note in the amount of $750,000, payable in 24 equal monthly payments beginning in August 2002 (the present value of which is $640,000, assuming an imputed interest rate of

8%). The note is convertible, at MercFuel's option, at any time after the Distribution into 125,000 shares of MercFuel common stock. MercFuel is also required to attempt to register the shares. In addition, if MercFuel does not complete an offering of its common shares by December 31, 2001, the agreement shall be terminated.

      LITIGATION

      On March 16, 2001, the bankruptcy court approved a settlement related to preference payments received in connection with the Chapter 7 bankruptcy filing of Western Pacific Airlines, Inc ("WPAI"). The settlement consists of ten quarterly payments of $175,000, two of which were made in the current fiscal year with the unpaid balance secured by a letter of credit. The Company has recorded a charge to bad debt expense equal to the present value of the payments, $1.6 million. The outstanding balance of $1.3 million at June 30, 2001 was included in current and long-term debt.

      In November 1999, Mr. Perez, formerly the President of RPA, filed a lawsuit alleging violations of his employment contract between the Company, RPA and Mr. Perez asserting, among other things, constructive termination. During the quarter ended March 31, 2001, this suit was dismissed.

     In February 2001, the Company received notice of a complaint filed by the Chapter 7 Trustee for Tower Air in regard to a preference action. In July 2001, the Company settled this matter for $1.0 million. In accordance with the terms of the settlement, the Company paid $750,000 subsequent to June 30, 2001 and will pay the balance in ten monthly installments of $25,000 each. At June 30, 2001, the unpaid settlement balance of $750,000 is included in accrued expenses and the unpaid note balance of $250,000, which is secured by a letter of credit, is included in the current portion of long-term debt.

     In April 2000, Mercury filed a collection action against AER Global Logistics ("AER") in the state of New York. AER filed a counterclaim for $1.0 million alleging among other things, tortuous interference with contract. Mercury believes that this claim is without merit, and accordingly, does not believe this matter will have a significant impact on its financial position or operating results.

      On April 3, 2001 Mercury received notice of an action filed by Skylink Express, Inc. in the Superior Court of Justice Ontario, Canada against Excel Cargo, Inc. and others for damages to aircraft occurring in November 30, 1999 and January 10, 2000 at Mirabel International Airport Quebec for a total amount of $2.5 million Canadian ($1.65 million U.S.) plus interest and fees. Mercury does not believe the outcome of this claim will have a significant impact on its financial position or operating results.

      The Company is also a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a significant effect on the financial statements.

      RELATED PARTY TRANSACTION

      The Company and its Chairman each own a 50% interest in an LLC that owns and operates a corporate airplane. The Company contributed capital to the LLC of $137,000 each in fiscal 2001 and fiscal 2000. Amounts paid to the LLC by the Company for the use of the airplane were insignificant in both years. The Company is a guarantor on a note payable to a financial institution which funded the purchase of the aircraft. The principal balance of the note as of June 30, 2001 was $1.0 million.

      The Company paid $317,000, during fiscal 2001 to McBreen & Kopko related to legal services. Frederick H. Kopko, Jr., a partner of McBreen & Kopko, is a member of the Company's board of directors. In addition, Mr. Kopko is a partner in CFK partners, the Company's largest shareholder.

NOTE 12 - MAJOR CUSTOMERS AND FOREIGN CUSTOMERS:

      National Airlines, Inc. represented approximately 14% and 11% of consolidated revenue for fiscal 2001 and 2000, respectively and AirTran Airways represented approximately 14% of consolidated revenue for fiscal 2001. Government contract services consists of revenues from agencies of the United States government. Revenue from this segment represented 6.0%, 7.6% and 11.7% of the Company's consolidated revenues for fiscal 2001, 2000 and 1999, respectively. No other customers accounted for over 10% of Mercury's consolidated revenues.

      The Company does business with a number of foreign airlines, principally in the sale of aviation fuels. For the most part, such sales are made within the United States and utilize the same assets and generally the same personnel as are utilized in the Company's domestic business. Revenues related to these foreign airlines amounted to approximately 18%, 25% and 29% of consolidated revenues for the years ended June 30, 2001, 2000 and 1999, respectively.

NOTE 13 - EARNINGS PER SHARE:

      Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

      Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive common stock equivalents. Common stock equivalents include stock options and shares resulting from the assumed conversion of subordinated debentures, when dilutive.

                                             FISCAL YEAR                    FISCAL YEAR                     FISCAL YEAR
                                            JUNE 30, 2001                  JUNE 30, 2000                   JUNE 30, 1999
                                     ---------------------------     ---------------------------     -------------------------
                                       DILUTED          BASIC          DILUTED          BASIC          DILUTED        BASIC
                                     -----------     -----------     -----------     -----------     -----------    ----------
Weighted average number of
  common shares outstanding
  during the period                    6,531,000       6,531,000       6,565,000       6,565,000       6,651,000     6,651,000
Common stock equivalents
   resulting from the assumed
   exercise of stock options             176,000                         344,000                         356,000
Common shares resulting from
   the assumed conversion of
   debentures                             40,000                         590,000                       3,391,000
                                     -----------     -----------     -----------     -----------     -----------    ----------
Weighted average number of
   common and common equivalent
   shares outstanding during
   the period                          6,747,000       6,531,000       7,499,000       6,565,000      10,398,000     6,651,000
                                     -----------     -----------     -----------     -----------     -----------    ----------
Net income from continuing
   operations before
   extraordinary item                $ 3,747,000     $ 3,747,000     $ 3,941,000     $ 3,941,000     $ 6,029,000    $6,029,000
Add: Interest expense, net of
   tax, on convertible debentures         20,000                         185,000                       1,152,000
                                     -----------     -----------     -----------     -----------     -----------    ----------
Adjusted income from continuing
  operations                           3,767,000       3,747,000       4,126,000       3,941,000       7,181,000     6,029,000
Discontinued Operations:
  (Loss) Income from discontinued
    operations                          (858,000)       (858,000)       (933,000)       (933,000)        393,000       393,000
  Loss on sale of discontinued
    operations                          (477,000)       (477,000)
Extraordinary item                                                      (979,000)       (979,000)       (483,000)     (483,000)
                                     -----------     -----------     -----------     -----------     -----------    ----------
Adjusted net income                  $ 2,432,000     $ 2,412,000       2,214,000     $ 2,029,000     $ 7,091,000    $5,939,000
Common stock and common share
  Equivalents                          6,747,000       6,531,000       7,499,000       6,565,000      10,398,000     6,651,000
Earnings (Loss) per share:
From continuing operations           $      0.56     $      0.57     $      0.55     $      0.60     $      0.69    $     0.90
(Loss) Income from discontinued
  operations                               (0.13)          (0.13)          (0.12)          (0.14)           0.04          0.06
Loss on sale of discontinued
  operations                               (0.07)          (0.07)
                                     -----------     -----------     -----------     -----------     -----------    ----------
Income (Loss) before
  extraordinary item                        0.36            0.37            0.43            0.46            0.73          0.96
Extraordinary Item                                                         (0.13)          (0.15)          (0.05)        (0.07)
                                     -----------     -----------     -----------     -----------     -----------    ----------
Net Income                           $      0.36     $      0.37     $      0.30     $      0.31     $      0.68    $     0.89
                                     -----------     -----------     -----------     -----------     -----------    ----------

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                                           2001
                                                       ----------------------------------------------------------------------------
                                                       SEPTEMBER 30         DECEMBER 31            MARCH 31               JUNE 30
                                                       ------------         ------------         ------------          ------------
Sales and Revenues                                     $111,395,000         $134,094,000         $113,901,000          $119,056,000
Gross Margin                                              9,026,000           10,450,000            7,671,000             7,795,000

Income from continuing operations                         1,107,000            1,705,000              368,000               567,000
Net Income (Loss)                                         1,156,000            1,782,000              299,000              (825,000)
Net Income Per Share:
 Basic:

     From continuing operations                        $       0.17         $       0.26         $       0.06          $       0.09
     (Loss) Income from discontinued operations                0.01                 0.01                (0.01)                (0.14)
     Loss on sale of discontinued operations                     --                   --                   --                 (0.07)
                                                       ------------         ------------         ------------          ------------
     Income (Loss) before extraordinary item                   0.18                 0.27                 0.05                 (0.13)
     Extraordinary item                                          --                   --                   --                    --
                                                       ------------         ------------         ------------          ------------
     Net income (Loss)                                 $       0.18         $       0.27         $       0.05          $      (0.13)

 Diluted:

     From continuing operations                        $       0.16         $       0.25         $       0.06          $       0.08
     (Loss) Income from discontinued operations                0.01                 0.02                (0.01)                (0.13)
     Loss on sale of discontinued operations                     --                   --                   --                 (0.07)
                                                       ------------         ------------         ------------          ------------
     Income (Loss) before extraordinary item                   0.17                 0.27                 0.05                 (0.12)
     Extraordinary item                                          --                   --                   --                    --
                                                       ------------         ------------         ------------          ------------
     Net income (Loss)                                 $       0.17         $       0.27         $       0.05          $      (0.12)

                                                                                2000
                                                 ---------------------------------------------------------------------
                                                 SEPTEMBER 30        DECEMBER 31         MARCH 31           JUNE 30
                                                 ------------       ------------       ------------       ------------
Sales and Revenues                               $ 73,517,000       $ 82,715,000       $ 88,923,000       $ 89,178,000
Gross Margin                                        9,374,000          9,368,000          7,704,000          7,968,000

Income from Continuing Operations                   2,227,000          1,911,000           (981,000)           784,000
Net Income (Loss)                                   1,089,000          1,493,000         (1,282,000)           729,000
Net Income per Share:
 Basic:
    From continuing operations                   $       0.33       $       0.29       $      (0.15)      $       0.12
    Loss from discontinued operations                   (0.02)             (0.06)             (0.05)             (0.01)
    Loss on sale on discontinued operations                --                 --                 --                 --
                                                 ------------       ------------       ------------       ------------
    Income (Loss) before extraordinary item              0.31               0.22              (0.20)              0.11
    Extraordinary item                                  (0.15)                --                 --                 --
                                                 ------------       ------------       ------------       ------------
    Net Income (Loss)                            $       0.16       $       0.22       $      (0.20)      $       0.11
 Diluted:
    From continuing operations                   $       0.26       $       0.26       $      (0.15)      $       0.12
    Loss from discontinued operations                   (0.02)             (0.05)             (0.05)             (0.01)
    Loss on sale of discontinued operations                --                 --                 --                 --
                                                 ------------       ------------       ------------       ------------
    Income (Loss) before extraordinary item              0.25               0.21              (0.20)              0.11
    Extraordinary item                                  (0.11)                --                 --                 --
                                                 ------------       ------------       ------------       ------------
    Net income (Loss)                            $       0.14       $       0.21       $      (0.20)      $       0.11

NOTE 15 - SEGMENT REPORTING:

      The Company operates and reports it's activities through four principal units: 1) Fuel Sales, 2) Fixed Based Operations, 3) Cargo Operations and 4) Government contract services. Additionally, the Company had a fifth operating unit, RPA, which was sold on July 3, 2001 and shown as a discontinued operation. As a result, RPA's historical operating results have been reclassified as a discontinued operations. The segment data included below has been restated to exclude amounts related to the RPA business unit.

                                                                         GOVERNMENT   CORPORATE
                                    FUEL       FIXED BASE     CARGO       CONTRACT       OR
(DOLLARS IN THOUSANDS)              SALES      OPERATIONS   OPERATIONS    SERVICES    UNALLOCATED     TOTAL
-----------------------------      --------    ----------   ----------   ----------   -----------    --------
2001
Revenues                           $318,857      $99,482      $31,337      $28,770                   $478,446
Gross Margin                          7,493       15,012        6,766        5,671                     34,942
Depreciation and Amortization            62        5,389        3,040          841      $   676        10,008
Capital expenditures                     14        4,462        1,884           77           34         6,471
Segment Assets                       35,608       69,779       17,642       11,907       11,860       146,796

2000
Revenues                           $202,906      $73,666      $32,474      $25,287                   $334,333
Gross Margin                          7,884       11,522        9,977        5,031                     34,414
Depreciation and Amortization            58        4,292        3,262          827      $   723         9,162
Capital expenditures                     92        8,796          756          965           17        10,626
Segment Assets                       28,421       31,248       31,616       19,391       17,707       128,383

1999
Revenues                           $111,296      $53,799      $27,741      $25,436                   $218,272
Gross Margin                          8,892       11,280        5,751        5,297                     31,220
Depreciation and Amortization            57        3,282        3,649          827      $   482         8,297
Capital expenditures                    687       12,940          551          497          399        15,074
Segment Assets                       30,408       21,485       24,293       16,780       27,025       119,991

      Gross margin is used as the measure of profit and loss for segment reporting purposes as it viewed by key decision makers as the principal operating indicator in measuring segment profitability. The key decision makers also view bad debt expense as an important measure of profit and loss. The predominant component of bad debt expense relates to Fuel Sales. Bad debt expense for Fuel Sales was approximately $3,025,000, $5,000,000 and $1,377,000; total bad debt expense was $3,425,000, $5,408,000 and $1,721,000 in fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         THREE YEARS ENDED JUNE 30, 2001

                                             BALANCE AT          CHARGED TO COSTS        DEDUCTIONS         BALANCE AT END
CLASSIFICATION                           BEGINNING OF PERIOD       AND EXPENSES             (a)                OF PERIOD
--------------                           -------------------     ----------------        -----------        ---------------
   2001
Allowance for doubtful accounts               $2,291,000             $3,425,000          $(4,063,000)          $1,653,000
                                              ==========             ==========          ===========           ==========
   2000
Allowance for doubtful accounts               $1,665,000             $5,408,000          $(4,782,000)          $2,291,000
                                              ==========             ==========          ===========           ==========
   1999
Allowance for doubtful accounts               $1,398,000             $1,721,000          $(1,454,000)          $1,665,000
                                              ==========             ==========          ===========           ==========

(a)    Accounts receivable write-off