Form 10-K/A
period 2001-06-30
MERCURY AIR GROUP INC
filed 2001-10-05
CIK 52532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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


--------------------------------------------------------------------------------
                   (The Exhibit Index May Be Found at Page 25)

Explanatory Note

This electronic report on Form 10-K/A is being filed solely for the purpose of including Exhibit 23.1.

Explanatory Note

This Form 10K/A is being filed solely for the purpose of including Exhibit 23.1.

Item 14 (a) Exhibits and Exhibit List

            All exhibits to this Form 10-K/A except those designated with two asterisks (**) which are filed herewith and those designated with three asterisks (***) which were filed with the initial filing of this Form 10-K on September 28, 2001 have previously been filed with the Commission, as referenced, and pursuant to 17 C.F.R. Section
            230.411 are incorporated by reference herein.


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

   4.4        Waiver and Consent Agreement dated as of December 29, 2000 among
              Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P. (17)

   4.5        Waiver and Consent Agreement dated as of July 2, 2001 among
              Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.***

   4.6        Waiver Agreement dated as of September 25, 2001 among Mercury Air
              Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.***

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

   10.17      Employment Agreement dated July 31, 2000 between the Company and
              Dr. Philip J. Fagan. (15)*

   10.18 Fourth Amendment to Revolving Credit and Term Loan Agreement dated as of November 14, 2000. (16)

 EXHIBIT
    NO.                             DESCRIPTION
---------                           -----------
   10.19      Amendment No. 1 to Mercury Air Group, Inc. 1998 Long-Term
              Incentive Option Plan as of August 22, 2000. (16)*

   10.20      Amendment No. 1 to Mercury Air Group, Inc. 1998 Directors Stock
              Option Plan as of August 22, 2000. (16)*

   10.21      Limited Waiver letter Agreement to Revolving Credit and Term Loan
              Agreement dated as of September 21, 2001.***

   10.22      Agreement with Management & Report Technologies, Inc. (18)

   22.1       Subsidiaries of Registrant.***

   23.1       Consent of Deloitte & Touche, LLP.**

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



    (b) Reports on Form 8-K:

        None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Los Angeles, State of California, on October 5, 2001.


                                       MERCURY AIR GROUP, INC.


                                       By: /s/ Philip J. Fagan, Jr., M.D.
                                           ------------------------------------
                                           Philip J. Fagan, Jr., M.D.
                                           Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signers:

Chairman of the Board


/s/ Philip J. Fagan, Jr. M.D.
----------------------------------------
Philip J. Fagan, Jr., M.D.                               Dated: October 5, 2001
Chairman of the Board


Principal Executive Officer and Director:


/s/ Joseph Czyzyk
----------------------------------------
Joseph Czyzyk                                            Dated: October 5, 2001
Chief Executive Officer and Director


Principal Financial and Accounting Officer:


/s/ Randolph E. Ajer
----------------------------------------
Randolph E. Ajer                                         Dated: October 5, 2001
Executive Vice President and Treasurer


Additional Directors:


/s/ Frederick H. Kopko, Jr.
----------------------------------------
Frederick H. Kopko, Jr.                                  Dated: October 5, 2001
Director

/s/ Robert L. List
----------------------------------------
Robert L. List                                           Dated: October 5, 2001
Director

/s/ Harold Bowling
----------------------------------------
Harold Bowling                                           Dated: October 5, 2001
Director