Form 10-Q
period 2001-09-30
MERCURY AIR GROUP INC
filed 2001-11-19
CIK 52532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
Act of 1934 For the Transition period from            to

Commission File No. 1-7134

                             MERCURY AIR GROUP, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               11-1800515
     -------------------------------             ----------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)             Identification Number)

 5456 McConnell Avenue, Los Angeles, CA                  90066
----------------------------------------               ---------
(Address of principal executive offices)               (Zip Code)

                                 (310) 827-2737
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]    No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                              Number of Shares Outstanding
                     Title                       As of November 9, 2001
                     -----                    ----------------------------
         Common Stock, $0.01 Par Value                6,577,380

PART 1- FINANCIALS INFORMATION
Item 1. Financial Statements

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                              SEPTEMBER 30,         JUNE 30,
                                  ASSETS                                          2001                2001
                                                                              -------------      -------------

CURRENT ASSETS:
  Cash and cash equivalents                                                   $     875,000      $   3,886,000
  Trade accounts receivable, net of allowance for doubtful accounts
      of $2,097,000 at 9/30/01 and $1,653,000 at 6/30/01                         51,224,000         55,040,000
  Inventories, principally aviation fuel                                          4,382,000          4,069,000
  Prepaid expenses and other current assets                                       3,593,000          2,882,000
  Net assets of discontinued operations (Note 2)                                     60,000          4,338,000
                                                                              -------------      -------------
    Total current assets                                                         60,134,000         70,215,000

PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated
  depreciation and amortization of $53,277,000 at 9/30/01 and $52,165,000
  at 6/30/01                                                                     70,859,000         71,779,000
OTHER ASSETS                                                                      8,926,000          9,140,000
                                                                              -------------      -------------
                                                                              $ 139,919,000      $ 151,134,000
                                                                              =============      =============
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                            $  25,981,000      $  31,668,000
  Accrued expenses and other current liabilities                                  6,285,000         10,357,000
  Income tax payable                                                                538,000             96,000
  Current portion of long-term debt                                               7,296,000          7,461,000
                                                                              -------------      -------------
    Total current liabilities                                                    40,100,000         49,582,000

LONG-TERM DEBT                                                                   42,062,000         44,560,000
DEFERRED INCOME TAXES                                                               392,000            380,000
SENIOR SUBORDINATED NOTE (Note 5)                                                23,077,000         23,030,000

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY
    Preferred Stock - $0.01 par value;  authorized 3,000,000 shares;
      no shares outstanding
    Common Stock - $ 0.01 par value; authorized 18,000,000 shares;
      outstanding 6,576,680 shares at 9/30/01 and 6/30/01                            66,000             66,000
    Additional paid-in capital                                                   21,442,000         21,442,000
    Retained earnings                                                            13,541,000         12,835,000
    Cumulative  translation adjustment (Note 7)                                    (228,000)          (228,000)
    Notes receivable from sale of stock                                            (533,000)          (533,000)
                                                                              -------------      -------------
         Total stockholders' equity                                              34,288,000         33,582,000
                                                                              -------------      -------------
                                                                              $ 139,919,000      $ 151,134,000
                                                                              =============      =============

          See accompanying notes to consolidated financial statements

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                     --------------------------------
                                                          2001               2000
                                                     -------------      -------------
Sales and Revenues:
  Sales                                              $  80,443,000      $  89,676,000
  Service revenues                                      23,309,000         21,719,000
                                                     -------------      -------------
                                                       103,752,000        111,395,000
                                                     -------------      -------------
Costs and Expenses:
  Cost of sales                                         70,419,000         80,810,000
  Operating expenses                                    25,587,000         21,559,000
                                                     -------------      -------------
                                                        96,006,000        102,369,000
                                                     -------------      -------------
       Gross Margin (Excluding depreciation
            and amortization)                            7,746,000          9,026,000
                                                     -------------      -------------
Expenses (Income):
  Selling, general and administrative                    1,948,000          2,032,000
  Provision for bad debts                                  585,000            799,000
  Depreciation and amortization                          2,477,000          2,483,000
  Interest expense                                       1,526,000          1,928,000
  Interest income                                          (17,000)           (30,000)
                                                     -------------      -------------
                                                         6,519,000          7,212,000
                                                     -------------      -------------
 Income from Continuing Operations Before
   Provision for Income Taxes                            1,227,000          1,814,000
 Provision  for Income Taxes                               479,000            707,000
                                                     -------------      -------------
Income from Continuing Operations                          748,000          1,107,000
(Loss) Income from Discontinued Operations
   net of income tax (benefit) charge of
   ($27,000) in 2001 and $31,000 in 2000                   (42,000)            49,000
                                                     -------------      -------------
Net Income                                           $     706,000      $   1,156,000
                                                     =============      =============
Net Income  Per Common Share (Note 6):
   Basic:
      From Continuing Operations                     $        0.11      $        0.17
      (Loss) Income from Discontinued Operations             (0.01)              0.01
      Net income                                              0.11               0.18
   Diluted:
      From Continuing Operations                     $        0.11      $        0.16
      (Loss) Income from Discontinued Operations             (0.01)              0.01
      Net income                                              0.10               0.17

          See accompanying notes to consolidated financial statements

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                  ------------------------------
                                                                      2001              2000
                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                      $    706,000      $  1,156,000
  Less: (Loss) income from discontinued operations                     (42,000)           49,000
                                                                  ------------      ------------
  Income from continuing operations                                    748,000         1,107,000
  Adjustments to derive cash flow from operating activities:
      Bad debt expense                                                 585,000           799,000
      Depreciation and amortization                                  2,477,000         2,483,000
      Deferred income taxes                                             12,000             6,000
      Amortization of senior subordinated note discount                 47,000            46,000
  Changes in operating assets and liabilities:
      Trade and other accounts receivable                            3,231,000       (14,092,000)
      Inventories                                                     (313,000)         (598,000)
      Prepaid expenses and other current assets                       (711,000)          859,000
      Accounts payable                                              (5,687,000)       16,211,000
      Income taxes payable                                             442,000           310,000
      Accrued expenses and other current liabilities                (4,072,000)         (131,000)
                                                                  ------------      ------------
          Net cash (used in) provided by operating activities       (3,241,000)        7,000,000
                                                                  ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in other assets                                  (17,000)          416,000
  Acquisition of businesses                                                          (10,400,000)
  Additions to property, equipment and leaseholds                   (1,326,000)         (889,000)
                                                                  ------------      ------------
          Net cash used in investing activities                     (1,343,000)      (10,873,000)
                                                                  ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from long-term debt                                                        11,440,000
  Reduction of long-term debt                                       (2,663,000)       (7,212,000)
  Reduction of note receivable from sale of stock                                         75,000
  Proceeds from exercise of stock options                                                187,000
                                                                  ------------      ------------
          Net cash (used in) provided by financing activities       (2,663,000)        4,490,000
                                                                  ------------      ------------
Net cash provided by (used in) discontinued operations               4,236,000           (71,000)

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS FROM CONTINUING OPERATIONS                            (7,247,000)          617,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       3,886,000         2,143,000
                                                                  ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $    875,000      $  2,689,000
                                                                  ============      ============
CASH PAID DURING THE PERIOD:
  Interest                                                        $  1,498,000      $  1,611,000
  Income taxes (refunded)                                                           $   (753,000)

          See accompanying notes to consolidated financial statements

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                                   (Unaudited)

NOTE 1 -- GENERAL:

BUSINESS:

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

MERCFUEL, INC:

        On March 7, 2001, the Company announced its plan to create an independent publicly traded company, MercFuel, Inc. ("MercFuel"). MercFuel was organized in Delaware on October 27, 2000 as a wholly owned subsidiary of the Company. On January 1, 2001, the Company transferred to MercFuel, the assets and liabilities of its Fuel Sales division. On April 30, 2001, MercFuel agreed to sell 239,942 shares of common stock in a private placement at a per share price of $4.35, the net proceeds of which were $860,000. The sale will be consummated at such time as the Company's lenders consent to that offering. On May 15, 2001, the Company contributed $4.0 million of equity to MercFuel in the form of cancellation of intercompany debt payable to the Company. On May 16, 2001 and amended twice thereafter, MercFuel filed a registration statement related to the proposed sale of 1,200,000 shares of common stock (excluding 180,000 shares to cover over-allotments and an option issued to the underwriter to purchase 120,000 shares, exercisable one year after the effective date of the offering at a price equal to 140% of the initial public offering price). There is no assurance the Company will complete the initial public offering, however, if the initial public offering is completed the Company will own at least 80.1% of MercFuel's outstanding common stock. The Company currently intends, subject to satisfactory resolution of certain conditions, to distribute (the "Distribution") all of the shares of MercFuel common stock that the Company owns to the Company's stockholders no earlier than six months after MercFuel's initial public offering. The distribution is subject to consent by the Company's senior and subordinated note holders.

BASIS OF PRESENTATION:

         The accompanying unaudited financial statements reflect all adjustments (consisting of normal, recurring accruals only) which are necessary to fairly present the results for the interim periods. Such financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2001 and the notes thereto. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of results for the full year.

NEW ACCOUNTING PRONOUNCEMENTS:

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Company has elected to adopt SFAS No. 142 on July 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS. No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company has not yet determined what impact the adoption will have on its financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This new statement also supersedes certain aspects of APB Opinion No 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB Opinion No 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied on July 1, 2002. The Company has not yet determined what effect this statement will have on its financial statements.

NOTE 2 -- DISCONTINUED OPERATIONS:

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

                                                              THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                      2000
                                                              ------------------
Service revenues                                                   $1,406,000
Operating expense                                                   1,244,000
                                                                   ----------
Gross margin                                                          162,000
                                                                   ----------
Other expense                                                          82,000
                                                                   ----------
Income before income taxes                                             80,000
Income tax                                                             31,000
                                                                   ----------
Net income                                                         $   49,000
                                                                   ==========

                                                                  JUNE 30, 2001
                                                                  -------------
Current assets                                                     $4,324,000
Total assets                                                        5,292,000
Current and total liabilities                                         954,000

Net assets of discontinued operations                               4,338,000

NOTE 3 -- INCOME TAXES:

         Income taxes have been computed based on the estimated annual effective income tax rate for the respective periods.

NOTE 4 -- LITIGATION:

        On March 16, 2001, the bankruptcy court approved a settlement related to preference payments received in connection with the Chapter 7 bankruptcy filing for Western Pacific Airlines, Inc., ("WPAI"). The settlement consists of ten quarterly payments of $175,000, four of which have been made with the unpaid balance secured by a letter of credit. During the quarter ended December 31, 2000 the Company recorded a charge to bad debt expense equal to the present value of the payments, $1.6 million. The outstanding balance on September 30, 2001 was approximately $979,000.

        In February 2001, the Company received notice of a complaint filed by the Chapter 7 Trustee for Tower Air in regard to a preference action. In July 2001, the Company settled this matter for $1.0 million. In accordance with the terms of the settlement, the Company paid $750,000 subsequent to June 30, 2001 and will pay the balance in ten monthly installments of $25,000 each. As of September 30, 2001, the unpaid note balance was $225,000 and is secured by a letter of credit.

        In April 2000, Mercury filed a collection action against AER Global Logistics ("AER") in the state of New York. AER filed a counterclaim for $1.0 million alleging among other things, tortious interference with contract. Mercury believes that this claim is without merit, and accordingly, does not believe this matter will have a significant impact on it financial position or operating results.

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

        In October 2001, Mercury received notice that the California Court of Appeals had rejected its appeal in the matter of Koye Fernandez v. Mercury Air Group, Inc. The case is currently on appeal to the California Supreme Court. Mercury does not believe the outcome of this claim will have a significant impact on its financial position or operating results.

        The Company is also a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a significant effect on the financial statements.

NOTE 5 -- DEBT:

        On September 10, 1999, the Company issued, in a private placement, a $24.0 million senior Subordinated 12% Note ("the Note") due 2006 with detachable warrants to purchase 503,126 shares of the Company's common stock exercisable at $6.50 per share for seven years. On November 16, 2001, the agreement was amended to reduce the exercise price to $5.50 per share. The Note agreement contains covenants that, among other matters, limit senior indebtedness, the disposition of assets and unfunded capital expenditures. The covenants also included a ratio test for interest coverage, leverage, fixed charge coverage and debt service. On November 16, 2001 and effective September 30, 2001, the Company received a waiver pertaining to the interest coverage test and the agreement was amended by reducing the ongoing interest coverage test.

NOTE 6 -- EARNINGS PER SHARE:

        Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potential common shares. Potential common shares include stock options and shares resulting from the assumed conversion of subordinated debentures, when dilutive.

                                                   Three Months Ended            Three Months Ended
                                                   September 30, 2001            September 30, 2000
                                                -------------------------    -------------------------
                                                 Diluted          Basic       Diluted          Basic
                                                ---------       ---------    ---------       ---------
Weighted average number of common
    Shares outstanding during the period        6,577,000       6,577,000    6,501,000       6,501,000
Common share equivalents resulting from
    the assumed exercise of stock options         163,000              --      205,000              --
Common shares resulting from the assumed
    conversion of debentures                       36,000              --       51,000              --

                                                ---------       ---------    ---------       ---------
Weighted average number of common and
  common equivalent shares outstanding
  during the period                             6,776,000       6,577,000    6,757,000       6,501,000
                                                =========       =========    =========       =========

NOTE 7 -- SEGMENT REPORTING:

         The Company operates and reports its activities through four principal units: 1) Fuel Sales, 2) Fixed Based Operations, 3) Cargo Operations and 4) Government Contract Services. Additionally, the Company had a fifth operating unit, RPA, which was sold on July 3, 2001. As a result, RPA's historical operating results have been reclassified as a discontinued operations. The segment data for the quarter ended September 30, 2000 included below has been restated to exclude amounts related to the RPA business unit.

                                                                                GOVERNMENT      CORPORATE
                                        FUEL       FIXED BASE      CARGO         CONTRACT          OR
                                        SALES      OPERATIONS    OPERATIONS      SERVICES      UNALLOCATED       TOTAL
                                       -------     ----------    ----------     ----------     -----------      -------
                                                                   (DOLLARS IN THOUSANDS)
QUARTER ENDED SEPTEMBER 30, 2001

Revenues                               $64,500       $23,962       $ 7,138       $  8,152                      $103,752
Gross Margin                             1,839         3,446           434          2,027                         7,746
Depreciation and Amortization               15         1,343           760            193        $    166         2,477
Capital Expenditures                                   1,225            97                              4         1,326
Segment Assets                          26,870        44,451        33,873         22,143          12,522       139,859
QUARTER ENDED SEPTEMBER 30, 2000
Revenues                               $73,146       $23,890       $ 7,059       $  7,300                      $111,395
Gross Margin                             2,023         3,745         1,722          1,536                         9,026
Depreciation and Amortization               15         1,281           801            216        $    170         2,483
Capital Expenditures                        37        11,237            69            (54)                       11,289
Segment Assets                          36,505        33,784        32,461         19,243          29,670       151,663

Gross margin is used as the measure of profit and loss for segment reporting purposes as it is viewed by key decision makers as the principal operating indicator in measuring segment profitability. The key decision makers also view bad debt expense as an important measure of profit and loss. The predominant component of bad debt expense relates to Fuel Sales. Bad debt expense for Fuel Sales was approximately $485,000 and $699,000; total bad debt expense was $585,000 and $799,000 in the quarter ending September 2001 and September 2000, respectively.

NOTE 8 -- COMPREHENSIVE INCOME:

        For the periods presented, adjustments to derive comprehensive income from net income were insignificant.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

Results of operations-comparison of the three months ended September 30, 2001 and September 30, 2000. The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company's four operating units, as well as selected other financial statement data.

                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                 ------------------------------------------------
                                                                 ($ IN MILLIONS)
                                                 ------------------------------------------------
                                                         2001                       2000
                                                 ---------------------      ---------------------
                                                            % OF TOTAL                 % OF TOTAL
                                                 AMOUNT      REVENUES       AMOUNT      REVENUES
                                                 ------     ----------      ------     ----------
Revenues:
Fuel Sales                                       $ 64.5         62.1%       $ 73.1         65.7%
FBOs                                               24.0         23.1          23.9         21.4
Cargo Operations                                    7.1          6.9           7.1          6.3
Government Contract Services                        8.2          7.9           7.3          6.6
                                                 ------       ------        ------       ------
Total Revenue                                    $103.8        100.0%       $111.4        100.0%
                                                 ======       ======        ======       ======

                                                            % of Unit                   % of Unit
                                                 Amount      Revenues       Amount      Revenues
                                                 ------     ----------      ------     ----------
Gross Margin(1):
Fuel Sales                                       $  1.8          2.9%       $  2.0          2.8%
FBOs                                                3.5         14.4           3.8         15.7
Cargo Operations                                    0.4          6.1           1.7         24.4
Government Contract Services                        2.0         24.9           1.5         21.0
                                                 ------       ------        ------       ------
Total Gross Margin                               $  7.7          7.5%       $  9.0          8.1%
                                                 ======       ======        ======       ======

                                                             % of Total                 % of Total
                                                 Amount       Revenues       Amount      Revenues
                                                 ------      ----------      ------     ----------
Selling, general and administrative              $  1.9           1.9%       $  2.0          1.8%
Provision for bad debts                             0.6           0.6           0.8          0.7
Depreciation and amortization                       2.4           2.4           2.5          2.2
Interest expense and other                          1.5           1.5           1.9          1.7
                                                 ------        ------        ------       ------
Income from continuing operations
  before tax                                        1.3           1.2           1.8          1.6
Provision  for income taxes                         0.5           0.5           0.7          0.6
                                                 ------        ------        ------       ------
Income from continuing operations                   0.8           1.2           1.1          1.0
(Loss) income from discontinued operations         (0.1)           --           0.1          0.1
                                                 ------        ------        ------       ------
Net Income                                       $  0.7           0.7%       $  1.2          1.0%
                                                 ======        ======        ======       ======

(1) Gross margin as used here and throughout Management's Discussion excludes depreciation and amortization and selling, general and administrative expense.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000

Revenue decreased by 6.9% to $103.8 million in the current period from $111.4 million in the prior year due to lower fuel prices in the current period. Gross margin decreased 14.2% to $ 7.7 million in the current period from $9.0 million a year ago, primarily due to a decline in Cargo operations and higher operating costs.

Revenues from fuel sales represented 62.1% of total revenues in the current period compared to 65.7% of revenues a year ago. Revenues from fuel sales decreased 11.8% to $64.5 million from $73.1 million last year. The decrease from fuel sales was due to a decrease of 18% in the price of fuel sold, partially offset by an increase of 7.5% in volume sold. Gross margin from fuel sales was $1.8 million in the current period compared with $2.0 million last year primarily due to lower per gallon margins in the current period caused by a change in the customer mix. Following September 11th, for several days, the Company's operations were partially shutdown and sales were negligible as airlines were not flying. As a result, fuel volumes were lower by approximately 18% in September compared with the previous two months. Since that time volumes have returned closer to normal levels. Revenues and gross margin from fuel sales includes the activities of Mercury's contract fueling business.

Revenues from FBOs were $24.0 million in the current period compared to $23.9 million a year ago. Gross margin decreased 8.0% in the current period to $3.5 million from $3.8 million last year. The gross margin decrease was primarily caused by the impact the events of September 11th had on operations in the month of September with lower sales volume combined with fixed costs. In September, the volume of fuel sold was down approximately 28% compared to the first two months of the period. Since September, volumes have returned closer to normal levels. Additionally, revenues in the current period were favorably impacted by the addition of Birmingham in September 2000.

Revenues from cargo operations were $7.1 million in both periods. Gross margin from cargo operations in the current period decreased 74.8% to $0.4 million from $1.7 million in the year ago period due to higher operating costs, primarily labor and lease costs, associated with cargo handling and general sales agency
(GSA). The Company's operations in Atlanta were impacted by higher lease costs associated with a new facility and lower revenues primarily caused by the loss of an account which had represented approximately 30% of its revenues in the year ago period and none in the current period. Revenues from existing customers at the Company's LAX operations for both warehouse and GSA were lower compared to last year due to a softer marketplace while operating expenses rose. New GSA accounts were added during fiscal 2001 subsequent to September 2000 which offset lower revenues from existing customers, but operating expenses increased correspondingly. Revenues in September 2001 approximated revenues in the first two months of the quarter and have remained relatively constant since. The Cargo business has been impacted by a slowdown in worldwide cargo tonnage and shipments.

Revenues from government contract services increased 11.7% in the current period to $8.2 million from $7.3 million in the year ago period due to new contracts added in fiscal 2001 and in the current period, partially offset by lower weather observation and forecasting revenues from fewer contracts and the loss of the Yokota, Japan contract in September 2001 which provided $1.8 million or 25.0% of total revenues during the quarter ended September 30, 2000 and $5.1 million or 17.6% of total revenues during fiscal year 2001. Gross margin from government contract services in the current period increased 32.0% to $2.0 million from $1.5 million last year due to higher revenues and higher margins.

Selling, general and administrative expenses in the current quarter decreased 4.1% to $1.9 million from $2.0 million in last year's quarter due to the cost of repurchasing certain options in the year ago period, partially offset by higher professional fees in the current period.

Provision for bad debts decreased 26.8% in the current period to $0.6 million from $0.8 million a year ago primarily due to lower sales in the current period.

Depreciation and amortization expense was $2.4 million in the current period compared to $2.5 million a year ago.

Interest expense decreased by 20.9% in the current period to $1.5 million from $1.9 million a year ago due lower interest rates.

Income tax expense approximated 39% of pre-tax income in both periods reflecting the expected effective annual tax rate.

Loss from discontinued operations was $42,000 in the current period net of a tax benefit of $27,000 and was related to the sale of property which was included in net assets of discontinued operations at June 30, 2001. Income from discontinued operations of $49,000, net of income taxes of $31,000, in the year ago period was related to RPA's operations.

LIQUIDITY AND CAPITAL RESOURCES:

The events of September 11, 2001 have had a significant impact on the aviation industry and, as a result, have impacted the Company's operations as well. In the first few days following September 11th, revenue from the Company's fuel sales, cargo and FBO operations were negligible. At this time, the Company's operations are returning to normal levels. In view of the uncertainty of the ultimate impact upon the aviation industry, the long-term impact to the Company's customers and operations cannot be determined at this time.

On March 7, 2001, the Company announced its plan to create an independent publicly traded company, MercFuel, Inc. MercFuel, Inc. was organized in Delaware on October 27, 2000 as a wholly owned subsidiary of the Company. On January 1, 2001, the Company transferred to MercFuel, Inc. the assets and liabilities of its Fuel Sales division. On April 30, 2001, MercFuel, Inc. agreed to sell 239,942 shares of common stock in a private placement at a per share price of $4.35, the net proceeds of which are $860,000. The sale will be consummated at such time as the Company's lenders consent to that offering. On May 15, 2001, the Company contributed $4.0 million of equity to MercFuel, Inc. in the form of cancellation of intercompany debt payable to the Company. On May 16, 2001 and amended twice thereafter, MercFuel filed a registration statement related the proposed sale of 1,200,000 shares of common stock (along with an additional 180,000 shares to cover over-allotments and an option issued to the underwriter to purchase 120,000 shares, exercisable one year after the effective date of the offering at a price equal to 140% of the initial public offering price). There can be no assurance that the Company will be able to complete the initial public offering, however, if the offering is completed, the Company will own at least 80.1% of MercFuel's outstanding common stock. The Company currently intends, subject to satisfactory resolution of certain conditions, to distribute (the "Distribution") all of the shares of MercFuel common stock that the Company owns to the Company's stockholders no earlier than six months after MercFuel's initial public offering. The Distribution is subject to consent by the Company's senior and subordinated debt holders.

Mercury has historically financed its operations primarily through operating cash flow, bank debt and various public and private placements of bonds and subordinated debt. Mercury's cash balance at September 30, 2001 was $875,000.

Net cash used in operating activities was $3.2 million for the period ended September 30, 2001. During this period, the primary sources of net cash provided by operating activities was income from continuing operations plus depreciation and amortization totaling $3.2 million and a decrease in accounts receivable of $3.2 million. The primary use of cash from operating activities in this period was a decrease in accounts payable of $5.7 million and a decrease in accrued expenses and other current liabilities of $4.1 million.

Net cash used in investing activities was $1.3 million during the current period primarily due to additions to property, equipment and leaseholds.

Net cash used in financing activities was $2.7 million during the current period due to a reduction in long-term debt.

Net cash provided by Discontinued Operations was $4.2 million in the current period primarily due to the sale of RPA on July 3, 2001.

The Company's senior secured bank credit facility consists of a $35.0 million Revolver, a term loan with an outstanding balance of $11.2 million at September 30, 2001 and an acquisition facility with an outstanding balance of $17.4 million at September 30, 2001. At September 30, 2001, there was $2.5 million outstanding under the Revolver. The agreement contains provisions that require the maintenance of certain financial ratios including minimum tangible net worth (as defined), minimum profitability levels, maximum leverage and minimum debt service coverage and quick ratios and limitations on annual capital expenditures. Additionally, the Company is prohibited from paying dividends in excess of $400,000 per year. These facilities mature in March 2004. In connection with the proposed Distribution, the Company had executed term sheets with two financial institutions to replace its senior credit facility. These term sheets included a $20.0 million revolving credit facility which would be entered into by MercFuel, Inc. and a $60.0 million facility which would be entered into by the Company. These term sheets have expired due to various delays and it is uncertain at this time whether the lenders will agree to renew or replace these term sheets given the environment in the credit markets since September 11, 2001.

On September 10, 1999, the Company issued, in a private placement, a $24.0 million senior Subordinated 12% Note ("the Note") due 2006 with detachable warrants to purchase 503,126 shares of the Company's common stock exercisable at $6.50 per share for seven years. On November 16, 2001, the Company agreed to reduce the exercise price to $5.50 per share. The Note agreement contains covenants that, among other matters, limit senior indebtedness, the disposition of assets and unfunded capital expenditures. The covenants also included a ratio test for interest coverage, leverage, fixed charge coverage and debt service. On November 16, 2001 and effective September 30, 2001, the Company received a waiver pertaining to the interest coverage test and the agreement was amended by reducing the ongoing interest coverage test.

On September 26, 2001, the Company announced that it had agreed to enter into a financing arrangement to issue convertible subordinated debentures for a total amount of $110.0 million discounted to $71.9 million, with funding expected to occur in October 2001 of approximately $25.0 million and the balance within one year. As of this date, the funding has not occurred and the Company believes that such funding will not occur.

On August 10, 2001, MercFuel, Inc. entered into an agreement with a provider of hardware and software applications ("System Provider"), for the development and exclusive license of an aviation fuel management system. The agreement requires MercFuel, Inc. to enter into a non-interest bearing note in the amount of $750,000, payable in 24 equal monthly payments beginning in August 2002 (the present value of which is $640,000, assuming an imputed interest rate of 8%). The note is convertible, at MercFuel's option, at any time after the Distribution into 125,000 shares of MercFuel common stock. MercFuel is also required to attempt to register the shares. In addition, if MercFuel does not complete an offering of its common shares by December 31, 2001, the agreement shall be terminated.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

        There has been no material change during the quarter ended September 30, 2001 from the disclosures regarding market risk presented in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

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

PART II -- OTHER INFORMATION

     Item 1. Legal Proceedings

        On March 16, 2001, the bankruptcy court approved a settlement related to preference payments received in connection with the Chapter 7 bankruptcy filing for Western Pacific Airlines, Inc., ("WPAI"). The settlement consists of ten quarterly payments of $175,000, four of which have been made with the unpaid balance secured by a letter of credit. During the quarter ended December 31, 2000 the Company recorded a charge to bad debt expense equal to the present value of the payments, $1.6 million. The outstanding balance on September 30, 2001 was approximately $979,000.

        In February 2001, the Company received notice of a complaint filed by the Chapter 7 Trustee for Tower Air in regard to a preference action. In July 2001, the Company settled this matter for $1.0 million. In accordance with the terms of the settlement, the Company paid $750,000 subsequent to June 30, 2001 and will pay the balance in ten monthly installments of $25,000 each. As of September 30, 2001, the unpaid note balance was $225,000 and is secured by a letter of credit.

        In April 2000, Mercury filed a collection action against AER Global Logistics ("AER") in the state of New York. AER filed a counterclaim for $1.0 million alleging among other things, tortious interference with contract. Mercury believes that this claim is without merit, and accordingly, does not believe this matter will have a significant impact on it financial position or operating results.

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

        In October 2001, Mercury received notice that the California Court of Appeals had rejected its appeal in the matter of Koye Fernandez v. Mercury Air Group, Inc. The case is currently on appeal to the California Supreme Court. Mercury does not believe the outcome of this claim will have a significant impact on its financial position or operating results.

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

        None

Item 3. Default Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. (a) Exhibits and Exhibit List

        (b) Reports on Form 8-K

  Exhibit
     No.      Description
  -------     -----------
     2.1      Agreement and Plan of Merger adopted January 9, 2001.(17)

     2.2      Certificate of Merger.(17)

     3.1      Bylaws of Company adopted January 9, 2001.(17)

     3.2      Certificate of Incorporation.(17)

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

     4.4      Waiver and Consent Agreement dated as of December 29, 2000 among
              Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(17)

     4.5      Waiver and Consent Agreement dated as of July 2, 2001 among
              Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(18)

     4.6      Waiver Agreement dated as of September 25, 2001 among Mercury Air
              Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(18)

    10.1      Company's 1990 Long-term Incentive Plan.(4)*

    10.2      Company's 1990 Directors Stock Option Plan.(1)*

    10.3.     Lease for 6851 West Imperial Highway, Los Angeles, California.(3)

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

    10.17     Employment Agreement dated July 31, 2000 between the Company and
              Dr. Philip J. Fagan.(15)*

    10.18 Fourth Amendment to Revolving Credit and Term Loan Agreement dated as of November 14, 2000.(16)

    10.19     Amendment No. 1 to Mercury Air Group, Inc. 1998 Long-Term
              Incentive Option Plan as of August 22, 2000.(16)*

    10.20     Amendment No. 1 to Mercury Air Group, Inc. 1998 Directors Stock
              Option Plan as of August 22, 2000.(16)*

    10.21     Limited Waiver letter Agreement to Revolving Credit and Term Loan
              Agreement dated as of September 21, 2001.(18)

    10.22 Fifth Amendment to Revolving Credit and Term Loan Agreement dated as of June 7, 2001.

    99.1 Partnership Agreement dated as of July 27, 2000 of CFK Partners by and among Philip J. Fagan, M.D., Frederick H. Kopko, Jr. and
              Joseph A. Czyzyk.(13)

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

(18) All such documents were previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 2001 and is incorporated herein by reference.

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

Date: November 14, 2001