Form 10-Q/A
period 2001-09-30
MERCURY AIR GROUP INC
filed 2001-11-21
CIK 52532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                                 Amendment No.1

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended September 30, 2001

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Transition period from __________ to __________

Commission File No. 1-7134


                             MERCURY AIR GROUP, INC.

             (Exact name of registrant as specified in its charter)


            Delaware                                            11-1800515
 ------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

5456 McConnell Avenue, Los Angeles, CA                            90066
----------------------------------------                        ----------
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

                                 YES [X] No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                           Number of Shares Outstanding
               Title                          As of November 9, 2001
               -----                          ----------------------
   Common Stock, $0.01 Par Value                    6,577,380

Explanatory Note

This electronic report on Form 10Q/A is being filed solely for the purpose of including exhibits 4.7, 4.8 and 10.23

Explanatory Note

This form 10-Q/A is being filed solely for the purpose of including Exhibits 4.7, 4.8 and 10.23

Item 14 (a) Exhibits and Exhibit List

                  All exhibits to this Form 10-Q/A except those designated with two asterisks (**) which are filed herewith and those designated with three asterisks (***) which were filed with the initial filing of this Form 10-Q on November 19, 2001 have previously been filed with the Commission, as a reference, and pursuant to 17 C.F.R. Section 230.411 are incorporated by reference herein.

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

4.4         Waiver and Consent Agreement dated as of December 29, 2000 among
            Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P. (17)

4.5         Waiver and Consent Agreement dated as of July 2, 2001 among Mercury
            Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P. (18)

4.6         Waiver Agreement dated as of September 25, 2001 among Mercury air
            Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(18)

4.7         Amendment No. 2 dated as of September 30, 2001 by and between J.H.
            Whitney Mezzanine, L.P. and Mercury Air Group, Inc. to the
            Securities Purchase Agreement**

4.8         Amended and Restated J.H. Whitney Mezzanine Fund, L.P. Warrant**.

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

10.5        Employment Agreement dated November 15, 1994 between the Company and
            Joseph Czyzyk. (9)*

10.6 Non-Qualified Stock Option Agreement dated March 21, 1996, by and between Frederick H. Kopko and Mercury Air Group, Inc. (6) *

10.7        Company's 1998 Long-Term Incentive Plan. (10) *

10.8        Company's 1998 Directors Stock Option Plan. (10) *

Exhibit
No.         Description
-------     -----------
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

10.17       Employment Agreement dated July 31, 2000 between the Company and Dr.
            Philip J. Fagan. (15)*

10.18 Fourth Amendment to Revolving Credit and Term Loan Agreement dated as of November 14, 2000. (16)

10.19       Amendment No. 1 to Mercury Air Group, Inc. 1998 Long-Term Incentive
            Option Plan as of August 22, 2000. (16)*

10.20       Amendment No. 1 to Mercury Air Group, Inc. 1998 Directors Stock
            Option Plan as of August 22, 2000. (16)*

10.21       Limited Waiver letter Agreement to Revolving Credit and Term Loan
            Agreement dated as of September 21, 2001. (18)

10.22 Fifth Amendment to Revolving Credit and Term Loan Agreement dated as of June 7, 2001.***

10.23       Limited Consent letter Agreement to Revolving Credit and Term Loan
            Agreement dated as of September 30, 2001.**

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





Date: November 21, 2001