Form 10-Q
period 2001-12-31
MERCURY AIR GROUP INC
filed 2002-02-14
CIK 52532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from to

Commission File No. 1-7134

MERCURY AIR GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-1800515

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5456 McConnell Avenue, Los Angeles, CA	90066

(Address of principal executive offices)	(Zip Code)

(310) 827-2737

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]     No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Title	Number of Shares Outstanding As of February 11, 2002

Common Stock, $0.01 Par Value	6,577,380

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	DECEMBER 31,	JUNE 30,
	2001	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,215,000	$3,886,000
Trade accounts receivable, net of allowance for doubtful accounts of $2,270,000 at 12/31/01 and $1,653,000 at 6/30/01	44,062,000	53,530,000
Inventories, principally aviation fuel	3,136,000	4,069,000
Prepaid expenses and other current assets	5,643,000	2,882,000
Net assets of discontinued operations (Note 2)		4,338,000

Total current assets	56,056,000	68,705,000
PROPERTY, EQUIPMENT AND LEASEHOLDS , net of accumulated depreciation and amortization of $54,695,000 at 12/31/01 and $52,165,000 at 6/30/01	67,231,000	71,779,000
NOTES RECEIVABLE	1,784,000	1,510,000
OTHER ASSETS	8,237,000	9,140,000

	$133,308,000	$151,134,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,011,000	$31,668,000
Accrued expenses and other current liabilities	9,011,000	10,357,000
Income tax payable	317,000	96,000
Current portion of long-term debt	7,246,000	7,461,000

Total current liabilities	37,585,000	49,582,000
LONG-TERM DEBT	37,694,000	44,560,000
DEFERRED INCOME TAXES	401,000	380,000
SENIOR SUBORDINATED NOTE (Note 5)	23,123,000	23,030,000
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS’ EQUITY:
Preferred Stock — $.01 par value; authorized 3,000,000 shares; no shares outstanding
Common Stock — $ .01 par value; authorized 18,000,000 shares; outstanding 6,577,380 shares at 12/31/01;
outstanding 6,576,680 shares at 6/30/01	66,000	66,000
Additional paid-in capital	21,442,000	21,442,000
Retained earnings	13,758,000	12,835,000
Accumulated other comprehensive loss (Note 8)	(228,000)	(228,000)
Notes receivable from sale of stock	(533,000)	(533,000)

Total stockholders’ equity	34,505,000	33,582,000

	$133,308,000	$151,134,000

See accompanying notes to consolidated financial statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six Months Ended		Three Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Sales and Revenues:
Sales	$149,902,000	$199,131,000	$69,459,000	$109,455,000
Service revenues	45,941,000	46,357,000	22,632,000	24,638,000

	195,843,000	245,488,000	92,091,000	134,093,000

Costs and Expenses:
Cost of sales	129,578,000	180,069,000	59,159,000	99,259,000
Operating expenses	50,427,000	45,943,000	24,840,000	24,384,000

	180,005,000	226,012,000	83,999,000	123,643,000

Gross Margin (Excluding depreciation and amortization)	15,838,000	19,476,000	8,092,000	10,450,000

Expenses (Income):
Selling, general and administrative	4,435,000	4,156,000	2,487,000	2,124,000
Provision for bad debts	772,000	1,899,000	187,000	1,099,000
Depreciation and amortization	5,030,000	4,991,000	2,553,000	2,509,000
Interest expense	2,991,000	3,857,000	1,465,000	1,929,000
Costs and expenses of stock offering (Note 1)	985,000		985,000
Loss on sale of property	71,000		71,000
Interest income	(28,000)	(36,000)	(11,000)	(6,000)

	14,256,000	14,867,000	7,737,000	7,655,000

Income from Continuing Operations Before Provision for Income Taxes	1,582,000	4,609,000	355,000	2,795,000
Provision for Income Taxes	617,000	1,797,000	138,000	1,090,000

Income from Continuing Operations	965,000	2,812,000	217,000	1,705,000
(Loss) Income from Discontinued Operations net of income tax (benefit) charge of ($27,000) in 2001 and $81,000 and $50,000 in 2000	(42,000)	126,000		77,000

Net Income	$923,000	$2,938,000	$217,000	$1,782,000

Net Income Per Common Share (Note 6):
Basic:
From Continuing Operations	$0.15	$0.43	$0.03	$0.26
(Loss) Income from Discontinued Operations	(0.01)	0.02		0.01

Net income	$0.14	$0.45	$0.03	$0.27

Diluted:
From Continuing Operations	$0.14	$0.42	$0.03	$0.25
(Loss) Income from Discontinued Operations		0.02		0.02

Net income	$0.14	$0.44	$0.03	$0.27

See accompanying notes to consolidated financial statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$923,000	$2,938,000
Less: (Loss) Income from discontinued operations	(42,000)	126,000

Income from continuing operations	965,000	2,812,000
Adjustments to derive cash flow from Operating activities:
Loss on sale of property	71,000
Bad debt expense	772,000	1,899,000
Depreciation and amortization	5,030,000	4,991,000
Deferred income taxes	21,000	10,000
Amortization of senior subordinated note discount	93,000	93,000
Changes in operating assets and liabilities:
Trade and other accounts receivable	8,696,000	(14,200,000)
Inventories	933,000	(1,252,000)
Prepaid expenses and other current assets	(2,761,000)	554,000
Accounts payable	(10,657,000)	11,317,000
Income taxes payable	221,000	1,408,000
Accrued expenses and other current liabilities	(1,346,000)	1,860,000

Net cash provided by operating activities	2,038,000	9,492,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in other assets	441,000	859,000
Increase in notes receivable	(274,000)	(1,547,000)
Acquisition of businesses		(10,400,000)
Proceeds from sale of property	2,078,000
Additions to property, equipment and leaseholds	(2,169,000)	(3,268,000)

Net cash provided by (used in) investing activities	76,000	(14,356,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt		11,969,000
Reduction of long-term debt	(7,081,000)	(5,955,000)
Reduction of note receivable from sale of stock		75,000
Proceeds from exercise of stock options		187,000

Net cash (used in) provided by financing activities	(7,081,000)	6,276,000

Net Cash provided by (used in) Discontinued Operations	4,296,000	(117,000)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(4,967,000)	1,412,000
CASH AND CASH EQUIVALENTS, beginning of period	3,886,000	2,143,000

CASH AND CASH EQUIVALENTS, end of period	$3,215,000	$3,438,000

CASH PAID DURING THE PERIOD:
Interest	$2,943,000	$3,816,000
Income taxes paid (refunded)	$348,000	($715,000)

See accompanying notes to consolidated financial statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

(Unaudited)

Note 1 — General:

Business:

     Mercury Air Group, Inc., (“ the Company”) a Delaware corporation, provides a broad range of services to the aviation industry through four principal operating units: fuel sales, cargo operations, fixed base operations and U.S. government contract services. Fuel sales include the sale of fuel and delivery of fuel primarily to domestic and international commercial airlines, business aviation and air freight airlines. Cargo operations consist of cargo handling, space logistics operations and general cargo sales agent services. Fixed base operations (“FBOs”) include fuel sales, into-plane services, ground support services, aircraft hangar and tie-down facilities and maintenance at certain locations for commercial, private, general aviation and military aircraft. Government contract services consist of aircraft refueling and fuel storage operations, base operating support (BOS) services, air terminal and ground handling services and weather observation and forecasting services performed principally for agencies of the United States government. Additionally, the Company had a fifth operating unit, RPA Airline Automation Services, Inc. (“RPA”) which was sold on July 3, 2001 and is classified as a discontinued operation (see Note 2).

MercFuel, Inc:

     On March 7, 2001, the Company announced its plan to create an independent publicly traded company, MercFuel, Inc. (“MercFuel”). MercFuel was organized in Delaware on October 27, 2000 as a wholly owned subsidiary of the Company. On January 1, 2001, the Company transferred to MercFuel, the assets and liabilities of its Fuel Sales division. On May 16, 2001 and amended twice thereafter, MercFuel filed a registration statement related to the proposed sale of 1,200,000 shares of common stock (“the Offering”). On April 30, 2001, MercFuel agreed to sell 239,942 shares of common stock in a private placement at a per share price of $4.35. Due to market conditions, the Company was not able to complete the Offering and the proceeds of the private placement are expected to be returned. The Company incurred $985,000 of expenses associated with the Offering and private placement which were expensed in the quarter ended December 31, 2001. The Company has also elected to withdraw MercFuel’s application for registration of its common stock; depending on market conditions and other factors, the Company may re-file a registration statement at a later point in time. The Company may pursue various financing options with respect to MercFuel.

Basis of Presentation:

     The accompanying unaudited financial statements reflect all adjustments (consisting of normal, recurring accruals only) which are necessary to fairly present the results for the interim periods. Such financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and the notes thereto. The results of operations for the six months ended December 31, 2001 are not necessarily indicative of results for the full year.

New Accounting Pronouncements:

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method.

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has elected to adopt SFAS No. 142 on July 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS. No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company has not yet determined what impact the adoption will have on its financial statements.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This new statement also supersedes certain aspects of APB Opinion No 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB Opinion No 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied on July 1, 2002. The Company has not yet determined what effect this statement will have on its financial statements.

Note 2 — Discontinued Operations:

     On July 3, 2001, the Company completed the sale of its subsidiary, RPA Airline Automation Services, Inc. (“RPA”), which provides airline revenue accounting and management information software consisting of proprietary software programs which are marketed to foreign and domestic airlines. The Company has reclassified its consolidated financial statements to reflect the sale of RPA and to segregate the revenues, direct costs and expenses (excluding allocated costs), assets and liabilities, and cash flows of RPA. The net operating results, net assets and net cash flows of this business have been reported as “Discontinued Operations” in the accompanying consolidated financial statements. Summarized income statement information for the six months ended December 31, 2000 and balance sheet information as of June 30, 2001 are as follows:

Six Months Ended
December 31,
2000

Service revenues	$2,839,000
Operating expense	2,489,000

Gross margin	350,000

Other expense	143,000

Income before income taxes	207,000
Income tax charge	81,000

Net income	$126,000

June 30, 2001

Current assets	$4,324,000
Total assets	5,292,000
Current and total liabilities	954,000
Net assets of discontinued operations	4,338,000

During the quarter ended September 30, 2001, the Company recorded a loss of $42,000 related to sale of a building that had previously been RPA’s corporate headquarters. At December 30, 2001, the Company no longer retained any significant assets or liabilities related to RPA.

Note 3 — Income Taxes:

     Income taxes have been computed based on the estimated annual effective income tax rate for the respective periods.

Note 4- Litigation:

     In April 2000, Mercury filed a collection action against AER Global Logistics (“AER”) in the state of New York. AER filed a counterclaim for $1.0 million alleging among other things, tortious interference with contract. Mercury believes that this claim is without merit, and accordingly, does not believe this matter will have a significant impact on it financial position or operating results.

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

     On November 30, 2001, the Company received notice of a counter-complaint filed by UPS against the Company and a third party seeking indemnification and reimbursement in the amount of $470,000 for the costs incurred as a result of the fuel spill at the Ontario, CA Airport. The Company has provided a response to UPS denying such claim and on September 28, 2001, filed a lawsuit seeking reimbursement for damages. Mercury does not believe the outcome of this claim will have a significant impact on its financial position or operating results.

     In October 2001, Mercury received notice that the California Court of Appeals had rejected its appeal in the matter of Koye Fernandez v. Mercury Air Group, Inc. The case was settled in January 2002. The settlement amount of approximately $383,000 has been accrued as a liability at December 31, 2001.

     The Company is also a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a significant effect on its financial position or operating results.

Note 5- Debt:

     On September 10, 1999, the Company issued, in a private placement, a $24.0 million senior Subordinated 12% Note (“the Note”) due 2006 with detachable warrants to purchase 503,126 shares of the Company’s common stock exercisable at $6.50 per share for seven years. On November 16, 2001, the agreement was amended to reduce the exercise price to $5.50 per share. The reduction in the exercise price of the warrants resulted in an insignificant change in the value of the warrants. The Note agreement contains covenants that, among other matters, limit senior indebtedness, the disposition of assets and unfunded capital expenditures. The covenants also included a ratio test for interest coverage, leverage, fixed charge coverage and debt service. On November 16, 2001 and effective September 30, 2001, the Company received a waiver pertaining to the interest coverage test and the agreement was amended by reducing the ongoing interest coverage test. The Company was in compliance with the debt covenants at December 31, 2001.

Note 6- Earnings Per Share:

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

	Six Months Ended				Three Months Ended

	December 31, 2001		December 31, 2000		December 31, 2001		December 31, 2000

	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic

Weighted average number of common shares outstanding during the period	6,577,000	6,577,000	6,516,000	6,516,000	6,577,000	6,577,000	6,531,000	6,531,000
Common share equivalents resulting from the assumed exercise of stock options	156,000		173,000		149,000		151,000	—
Common shares resulting from the assumed conversion of debentures	32,000	—	46,000	—	32,000	—	46,000	—

Weighted average number of common and common equivalent shares outstanding during the period	6,765,000	6,577,000	6,735,000	6,516,000	6,758,000	6,577,000	6,728,000	6,531,000

Note 7-Segment Reporting:

     The Company operates and reports its activities through four principal units: 1) Fuel Sales, 2) Fixed Based Operations, 3) Cargo Operations and 4) Government Contract Services. Additionally, the Company had a fifth operating unit, RPA, which was sold on July 3, 2001. As a result, RPA’s historical operating results have been reclassified as discontinued operations. The segment data for the quarter and six months ended December 31, 2000 included below has been restated to exclude amounts related to the RPA business unit.

				Government	Corporate
		Fixed Base	Cargo	Contract	or
	Fuel Sales	Operations	Operations	Services	Unallocated	Total

	(Dollars in Thousands)
Quarter Ended December 31, 2001
Revenues	$54,610	$23,122	$7,548	$6,811		$92,091
Gross Margin	1,417	3,943	1,021	1,711		8,092
Depreciation and Amortization	16	1,468	721	191	$157	2,553
Capital Expenditures	11	832				843
Segment Assets	24,469	46,430	34,126	23,146	5,137	133,308
Quarter Ended December 31, 2000
Revenues	$91,760	$26,444	$8,669	$7,220		$134,093
Gross Margin	2,511	4,065	2,349	1,525		10,450
Depreciation and Amortization	16	1,303	805	212	$173	2,509
Capital Expenditures	(26)	1,063	1,263	11	68	2,379
Segment Assets	26,532	39,331	34,598	20,557	38,979	159,997
Six Months Ended December 31, 2001
Revenues	$119,110	$47,084	$14,686	$14,963		$195,843
Gross Margin	3,256	7,389	1,455	3,738		15,838
Depreciation and Amortization	31	2,811	1,481	384	$323	5,030
Capital Expenditures	11	2,057	97		4	2,169
Segment Assets	24,469	46,430	34,126	23,146	5,137	133,308
Six Months Ended December 31, 2000
Revenues	$164,905	$50,335	$15,728	$14,520		$245,488
Gross Margin	4,534	7,810	4,071	3,061		19,476
Depreciation and Amortization	31	2,583	1,606	428	$343	4,991
Capital Expenditures	11	12,300	1,332	(43)	68	13,668
Segment Assets	26,532	39,331	34,598	20,557	38,979	159,997

Gross margin is used as the measure of profit and loss for segment reporting purposes as it is viewed by key decision makers as the principal operating indicator in measuring segment profitability. The key decision makers also view bad debt expense as an important measure of profit and loss. The predominant component of bad debt expense relates to Fuel Sales. Bad debt expense for Fuel Sales was approximately $87,000 and $999,000; total bad debt expense was $187,000 and $1,099,000 for the quarter ended December 2001 and December 2000, respectively. Bad debt expense for fuel sales was approximately $572,000 and $1,699,000; total bad debt expense was $772,000 and $1,899,000 for the six months ended December 31, 2001 and December 31, 2000, respectively.

Note 8 — Comprehensive Income:

     For the periods presented, adjustments to derive comprehensive income from net income were insignificant.

Note 9 — Subsequent Event:

     In January 2002, the Company sold land and building which comprise its corporate headquarters to CFK Realty Partners, LLC (“CFK Partners”) for $4.2 million, consisting of $2.8 million cash and a note receivable of $1.4 million. The note receivable accrues interest at 5% and is due on December 31, 2002, however, CFK Partners has options to extend the note through December 31, 2004. Concurrently, the Company also entered into a ten-year lease for the property.

CFK Partners is a partnership consisting of three of the Company’s directors, one of whom also serves as the Company’s Chief Executive Officer. In addition, CFK Partners also owns approximately 30% of the Company’s outstanding shares.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations- Comparison of the Three Months Ended December 31, 2001 and December 31, 2000 and Comparison of the Six Months Ended December 31, 2001 and December 31, 2000.

The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company’s four operating units, as well as selected other financial statement date.

	Six Months Ended December 31,				Three Months Ended December 31,

($ in millions)	2001		2000		2001		2000

		% of		% of		% of		% of
		Total		Total		Total		Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Revenues:
Fuel sales	$119.1	60.8%	$164.9	67.2%	$54.6	59.3%	$91.8	68.4%
FBOs	47.1	24.0	50.4	20.5	23.1	25.1	26.4	19.7
Cargo operations	14.7	7.5	15.7	6.4	7.6	8.2	8.7	6.5
Government contract services	15.0	7.7	14.5	5.9	6.8	7.4	7.2	5.4

Total Revenue	$195.8	100.0%	$245.5	100.0%	$92.1	100.0%	$134.1	100.0%

		% of		% of		% of		% of
		Unit		Unit		Unit		Unit
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Gross Margin(1):
Fuel sales	$3.3	2.7%	$4.5	2.7%	$1.4	2.6%	$2.5	2.7%
FBOs	7.4	15.7	7.8	15.5	4.0	17.1	4.1	15.4
Cargo operations	1.5	9.9	4.1	25.9	1.0	13.5	2.4	27.1
Government contract services	3.7	25.0	3.1	21.1	1.7	25.1	1.5	21.1

Total Gross Margin	$15.9	8.1%	$19.5	7.9%	$8.1	8.8%	$10.5	7.8%

		% of		% of		% of		% of
		Total		Total		Total		Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Selling, general and administrative	$4.4	2.3%	$4.2	1.7%	$2.5	2.7%	$2.1	1.6%
Provision for bad debts	0.8	0.4	1.9	0.8	0.2	0.2	1.1	0.8
Depreciation and amortization	5.0	2.6	5.0	2.0	2.6	2.8	2.5	1.9
Interest expense and other	4.0	2.0	3.8	1.6	2.5	2.7	1.9	1.4

Income before income taxes	1.6	0.8	4.6	1.9	0.4	0.4	2.8	2.1
Provision for income taxes	0.6	0.3	1.8	0.7	0.2	.02	1.1	0.8

Income from continuing operations before tax	1.0	0.5	2.8	1.1	0.2	0.2	1.7	1.3
(Loss) Income from discontinued operations	(0.1)	—	0.1	—	—	—	0.1	0.1

Net income	$0.9	0.5%	$2.9	1.2%	$0.2	0.2%	$1.8	1.3%

(1)	Gross margin as used here and throughout Management’s Discussion excludes depreciation and amortization and selling, general and administrative expense

Three Months ended December 31, 2001 Compared to December 31, 2000

Revenue decreased by 31.3% to $92.1 million in the current period from $134.1 million in the prior year primarily due to lower fuel prices and fuel volume in the current period. Gross margin decreased 22.6 % to $ 8.1 million in the current period from $10.5 million a year ago, primarily due to declines in Cargo operations and fuel sales. The declines were, in part, caused by the slow down in the airline industry resulting from the events of September 11, 2001.

Revenues from fuel sales represented 59.3% of total revenues in the current period compared to 68.4% of revenues a year ago. Revenues from fuel sales decreased 40.5% to $54.6 million from $91.8 million last year. The decrease from fuel sales was due to a decrease of 32% in the price of fuel sold and a decrease of 12.6% in volume sold. Gross margin from fuel sales was $1.4 million in the current period compared with $2.5 million last year primarily due to lower per gallon margins in the current period caused by a change in the customer mix. The volume decline was, in part, caused by the slow down in the airline industry resulting from the events of September 11, 2001. Revenues and gross margin from fuel sales includes the activities of Mercury’s contract fueling business.

Revenues from FBOs decreased 12.6 % to $23.1 million in the current period compared to $26.4 million a year ago. The decrease in revenue was primarily due to a decline in fuel prices of 11% and a reduction in fuel volume of 5.0%. Gross margin decreased 3.0% in the current period to $4.0 million from $4.1 million last year due to lower volume.

Revenues from cargo operations decreased 12.9% to $7.6 million in the current period from $8.7 million a year ago. Revenues were lower in cargo handling, brokerage and general sales agency (“GSA”), due to softness in the market place causing a decline in revenues from existing customers. Gross margin from cargo operations in the current period decreased 56.5% to $1.0 million from $2.4 million in the year ago period primarily due to lower revenues. The Company’s operations in Atlanta were impacted by higher lease costs associated with a new facility and lower revenues primarily caused by the loss of an account which had represented approximately 30% of its revenues in the year ago period and none in the current period. Revenues from existing customers at the Company’s LAX operations for both warehouse and GSA were lower compared to last year due to a softer marketplace. The Cargo business has been impacted by a slowdown in worldwide cargo tonnage and shipments.

Revenues from government contract services decreased 5.7% in the current period to $6.8 million from $7.2 million in the year ago period due to the loss of the Yokota, Japan contract in September 2001 and lower weather observation and forecasting revenues from fewer contracts, partially offset by new contracts added in fiscal 2001 and in the current period. The Yokota, Japan contract provided $1.4 million or 18.7% of total revenues during the quarter ended December 31, 2000 and $5.1 million or 17.6% of total revenues during fiscal year 2001. Gross margin from government contract services in the current period increased 12.2% to $1.7 million from $1.5 million last year due to higher margins.

Selling, general and administrative expenses increased 17.1% to $2.5 million in the current period from $2.1 million a year ago due to a litigation settlement of $383,000 in the current period. See Note 4.

Provision for bad debts decreased 83.0% in the current period to $0.2 million from $1.1 million a year ago primarily due to lower sales in the current period and lower reserve requirements.

Depreciation and amortization expense was $2.6 million in the current period compared to $2.5 million a year ago.

Interest expense decreased by 24.1% in the current period to $1.5 million from $1.9 million a year ago due to lower interest rates and lower average outstanding debt.

Costs and expenses of stock offering of $985,000 related to fees associated with a contemplated public and private offering of Mercfuel common stock. The Company was unable to complete the offering and charged the costs to expense during the quarter ended December 31, 2001. The Company expects to pursue various financing options with respect to Mercfuel.

Loss on sale of property was $71,000 in the current period and is primarily related to the sale of real estate located in Miami.

Income tax expense approximated 39% of pre-tax income in both periods reflecting the expected effective annual tax rate.

Income from discontinued operations was $77,000 in the year ago period net of income tax benefit of $50,000 and was related to RPA’s operations.

Six Months Ended December 31, 2001 compared to December 31, 2000.

Revenues decreased 20.2% to $195.8 million from $245.5 million in the prior year primarily due to lower fuel prices in the current period. Gross margin decreased 18.6 % to $15.9 million from $19.5 million a year ago primarily due to declines from Cargo operations and fuel sales. The declines were, in part, caused by the slow down in the airline industry resulting from the events of September 11, 2001.

Revenues from fuel sales represented 60.8% of total revenues in the current period compared to 67.2% of total revenue a year ago. Revenues from fuel sales decreased 27.8% to $119.1 million from $164.9 million last year. The decrease in revenues from fuel sales was primarily due to a decrease of 25% in the price of fuel sold and, to a lesser extent, a decrease of 3.5% in the volume of fuel sold. The volume decline was, in part, caused by the slow down in the airline industry resulting from the events of September 11, 2001. Gross margin from fuel sales decreased 28.2% in the current period to $3.3 million from $4.5 million a year ago. The decrease in gross margin from fuel sales was primarily due to lower margins per gallon based on a change in customer mix.

Revenue from FBOs decreased 6.5% to $47.1 million from $50.3 million a year ago due to a reduction of approximately 5% each in the price and volume of fuel sold. Gross margin decreased 5.4% to $7.4 million from $7.8 million in the year ago period due primarily to the impact the events of September 11, 2001 had on operations in September 2001.

Revenues from cargo operations decreased 6.6% to $14.7 million from $15.7 million a year ago. Revenues were lower in cargo handling, brokerage and GSA due to softness in the marketplace causing a decline in revenues from existing customers. Gross margin from cargo operations decreased 64.3% to

$1.5 million from $4.1 million in the year ago period primarily due to lower revenues and partially due to higher operating costs, primarily lease costs, associated with cargo handling.

Revenues from government contract services increased 3.1% to $15.0 million from $14.5 million in the year ago period. The increase in revenues from government contract services was primarily due to the addition of new contracts during the last twelve months, partially offset by lower weather and forecasting revenue from fewer contracts and the loss of the Yokota, Japan contract in September 2001. The Yokota, Japan contract provided $3.2 million or 21.9% of total revenues for the six months ended December 31, 2000. Gross margin from government contract services in the current period increased 22.1% to $3.7 million from $3.1 million last year due to higher margins and higher revenue.

Selling, general and administrative expenses in the current period increased 6.7% to $4.4 million from $4.2 million in the year ago period to due settlement of litigation. See Note 4.

Provision for bad debts decreased 59.3% in the current period to $0.8 million from $1.9 million in the year ago period due to lower sales in the current period and lower reserve requirements.

Depreciation and amortization expense was $5.0 million in each period.

Interest expense decreased 22.5% in the current six months to $3.0 million from $3.9 million a year ago due to lower interest rates and lower average outstanding borrowings.

Costs and expenses of stock offering of $985,000 related to fees associated with a contemplated public and private offering of Mercfuel common stock. The Company was unable to complete the offering and charged the costs to expense during the quarter ended December 31, 2001. The Company expects to pursue various financing options with respect to Mercfuel.

Loss on sale of property was $71,000 in the current period and is related to the sale of real estate in Miami.

Income tax expense approximated 39.0% of pretax income in both periods reflecting the expected effective annual tax rate.

Liquidity and Capital Resources:

The events of September 11, 2001 had a significant impact on the aviation industry and, as a result, have impacted the Company’s operations as well. However, at this time, the Company’s operations are returning to normal levels. In view of the uncertainty of the ultimate impact upon the aviation industry, the long-term impact to the Company’s customers and operations cannot be determined at this time.

On March 7, 2001, the Company announced its plan to create an independent publicly traded company, MercFuel, Inc. (“MercFuel”). MercFuel was organized in Delaware on October 27, 2000 as a wholly owned subsidiary of the Company. On January 1, 2001, the Company transferred to MercFuel, the assets and liabilities of its Fuel Sales division. On May 16, 2001 and amended twice thereafter, MercFuel filed a registration statement related to the proposed sale of 1,200,000 shares of common Stock (“the Offering”). On April 30, 2001, MercFuel agreed to sell 239,942 shares of common stock in a private placement at a per share price of $4.35. Due to market conditions, the Company was not able to complete the Offering and the proceeds of the private placement are expected to be returned. The Company incurred $985,000 of expenses associated with the proposed offering and private placement which were expensed in the quarter ending December 31, 2001. The Company has also elected to withdraw MercFuel’s application for registration of its common stock; depending on market conditions and other factors, the Company may re-file a registration statement at a later point in time. The Company may pursue various financing options with respect to MercFuel.

Mercury has historically financed its operations primarily through operating cash flow, bank debt and various public and private placements of bonds and subordinated debt. Mercury’s cash balance at December 31, 2001 was $3,215,000.

Net cash provided by operating activities was $2.0 million for the period ended December 31, 2001. During this period, the primary sources of net cash provided by operating activities was income from continuing operations plus depreciation and amortization totaling $6.0 million, a decrease in accounts receivable of $8.7 million and a decrease in inventory of $0.9 million. The primary use of cash from operating activities in this period was a decrease in accounts payable and accrued expenses and other current liabilities of $12.0 million and an increase in prepaid expenses and other current assets of $2.8 million.

Net cash provided by investing activities was $0.1 million during the current period. During this period, the primary source of cash provided by investing activities was proceeds from sale of property totaling $2.1 million. The primary use of cash from investing activities was additions to property, equipment and leaseholds totaling $2.2 million.

Net cash used in financing activities was $7.1 million during the current period due to a reduction in long-term debt.

Net cash provided by Discontinued Operations was $4.3 million in the current period primarily due to the sale of RPA on July 3, 2001.

The Company’s senior secured bank credit facility consists of a $35.0 million Revolver, a term loan with an outstanding balance of $8.9 million at December 31, 2001 and an acquisition facility with an outstanding balance of $17.4 million at December 31, 2001. At December 31, 2001, there was $1.25 million outstanding under the Revolver. The agreement contains provisions that require the maintenance of certain financial ratios including minimum tangible net worth (as defined), minimum profitability levels, maximum leverage and minimum debt service coverage and quick ratios and limitations on annual capital expenditures. Additionally, the Company is prohibited from paying dividends in excess of $400,000 per year. These facilities mature in March 2004.

On September 10, 1999, the Company issued, in a private placement, a $24.0 million senior Subordinated 12% Note (“the Note”) due 2006 with detachable warrants to purchase 503,126 shares of the Company’s common stock exercisable at $6.50 per share for seven years. On November 16, 2001, Company agreed to reduce the exercise price to $5.50 per share. The Note agreement contains covenants that, among other matters, limit senior indebtedness, the disposition of assets and unfunded capital expenditures. The covenants also included a ratio test for interest coverage, leverage, fixed charge coverage and debt service. On November 16, 2001 and effective September 30, 2001, the Company received a waiver pertaining to the interest coverage test and the agreement was amended by reducing the ongoing interest coverage test. The Company was in compliance with the loan covenants at December 31, 2001.

In the event that fuel prices increase significantly for an extended period of time, the Company’s liquidity could be adversely affected unless the Company is able to increase vendor credit or increase lending limits under its revolving credit facility. The Company believes, however its revolver and vendor credit should provide it with sufficient liquidity in the event of a major temporary surge in oil prices.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     There has been no material change during the quarter ended December 31, 2001 from the disclosures regarding market risk presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

Forward-Looking Statements

     Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements. In addition, Mercury, from time-to-time, makes forward-looking statements concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting Mercury’s best judgment based upon current information and involve a number of risks and uncertainties, and there can be no assurance that other factors will not affect the accuracy of such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by Mercury include, but are not limited to, risks associated with acquisitions, the financial condition of customers, non-renewal of contracts, government regulation, as well as operating risks, general conditions in the economy and capital markets, and other factors which may be identified from time-to-time in Mercury’s Securities and Exchange Commission filings and other public announcements.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     In April 2000, Mercury filed a collection action against AER Global Logistics (“AER”) in the state of New York. AER filed a counterclaim for $1.0 million alleging among other things, tortious interference with contract. Mercury believes that this claim is without merit, and accordingly, does not believe this matter will have a significant impact on it financial position or operating results.

     On April 3, 2001 Mercury received notice of an action filed by Skylink Express, Inc. in the Superior Court of Justice Ontario, Canada against Excel Cargo, Inc. and others for damages to aircraft occurring in November 30, 1999 and January 10, 2000 at Mirabel International Airport Quebec for a total amount of $2.5 million Canadian ($1.65 million U.S) plus interest and fees. Mercury does not believe the outcome of this claim will have a significant impact on its financial position or operating results.

     On November 30, 2001, the Company received notice of a counter-complaint filed by UPS against the Company and a third party seeking indemnification and reimbursement in the amount of $470,000 for the costs incurred as a result of the fuel spill at the Ontario, CA Airport. The Company has provided a response to UPS denying such claim and on September 28, 2001, filed a lawsuit seeking reimbursement for damages. Mercury does not believe the outcome of this claim will have a significant impact on its financial position or operating results.

     In October 2001, Mercury received notice that the California Court of Appeals had rejected its appeal in the matter of Koye Fernandez v. Mercury Air Group, Inc. The case was settled in January 2002.

Item 2. Change in Securities

     None

Item 3. Default Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     On November 07, 2001, the Company held its annual meeting of Shareholders.

All of the Company’s directors were re-elected at the meeting by the following votes:

Name	For	Against	Abstain Broker Non-Vote

Dr. Phillip Fagan Jr.	5,734,234	397,201	-0-
Joseph A. Czyzyk	5,564,153	567,282	-0-
Frederick H. Kopko	5,734,234	397,201	-0-
Harold T. Bowling	5,734,234	397,201	-0-
Gary J. Feracota	5,734,234	397,201	-0-

In addition, approval of the 2001 Stock Incentive Plan was adopted by the following votes:

For	Against	Abstain Broker Non-Vote

2,902,526	1,120,400	2,108,509

Item 5. Other Information

     None

Item 6	(a) Exhibits and Exhibit List
(b) Reports on Form 8-K

Exhibit
No.	Description

2.1	Agreement and Plan of Merger adopted January 9, 2001.(17)

2.2	Certificate of Merger.(17)

3.1	Bylaws of Company adopted January 9, 2001.(17)

3.2	Certificate of Incorporation.(17)

4.1	Loan Agreement between California Economic Development Financing Authority and Mercury Air Group, Inc. relating to $19,000,000 California Economic Development Financing Authority Variable Rate Demand Airport Facilities Revenue Bonds, Series 1998 (Mercury Air Group, Inc. Project) dated as of April 1, 1998.(2)

4.2	Securities Purchase Agreement dated September 10, 1999 by and among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(12)

4.3	Amendment No. 1 dated as of September 30, 2000 by and between J.H. Whitney Mezzanine, L.P. and Mercury Air Group, Inc. to the Securities Agreement.(16)

4.4	Waiver and Consent Agreement dated as of December 29, 2000 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(17)

4.5	Waiver and Consent Agreement dated as of July 2, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(18)

4.6	Waiver Agreement dated as of September 25, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(18)

4.7	Amendment No. 2 dated as of September 30, 2001 by and between J.H. Whitney Mezzanine, L.P. and Mercury Air Group, Inc. to the Securities Purchase Agreement.(19)

4.8	Amended and Restated J.H. Whitney Mezzanine Fund, L.P. Warrant.(19)

4.9	Waiver Agreement dated as of November 26, 2001 among Mercury Air Group, Inc. and J. H. Whitney Mezzanine, L.P.

4.10	Waiver Agreement dated as of December 21, 2001 among Mercury Air Group, Inc. and J. H. Whitney Mezzanine, L.P.

10.1	Company’s 1990 Long-Term Incentive Plan.(4)*

10.2	Company’s 1990 Directors Stock Option Plan.(1)*

10.3	Lease for 6851 West Imperial Highway, Los Angeles, California.(3)

10.4	Memorandum Dated September 15, 1997 regarding Summary of Officer Life Insurance Policies with Benefits Payable to Officers or Their Designated Beneficiaries.(8)*

10.5	Employment Agreement dated November 15, 1994 between the Company and Joseph Czyzyk.(9)*

10.6	Non-Qualified Stock Option Agreement dated March 21, 1996, by and between Frederick H. Kopko and Mercury Air Group, Inc.(6)*

10.7	Company’s 1998 Long-Term Incentive Plan.(10)*

10.8	Company’s 1998 Directors Stock Option Plan.(10)*

Exhibit
No.	Description

10.9	Amendment to Employment Agreement by and between Mercury Air Group, Inc. and Joseph A. Czyzyk dated October 15, 1998.(11)*

10.10	Amendment No. 2 to Employment Agreement by and between Mercury Air Group, Inc. and Joseph A. Czyzyk dated April 12, 1999.(11)*

10.11	Revolving Credit and Term Loan Agreement dated as of March 2, 1999 by and among Mercury Air Group, Inc., The Banks listed on Schedule 1 thereto, and The Fleet National Bank f/k/a BankBoston, N.A., as Agent.(11)

10.12	First Amendment to Revolving Credit and Term Loan Agreement dated as of September 10, 1999.(14)

10.13	Second Amendment to Revolving Credit and Term Loan Agreement dated as of March 31, 2000.(14)

10.14	Third Amendment, Waiver and Consent to Revolving Credit and Term Loan Agreement dated as of August 11, 2000.(14)

10.15	The Company’s 401(k) Plan consisting of CNA Trust Corporation. Regional Prototype Defined Contribution Plan and Trust and Adoption Agreement.(14)*

10.16	Amendment No. 3 to Employment Agreement by and between Mercury Air Group, Inc. and Joseph A. Czyzyk dated September 11, 2000.(15)*

10.17	Employment Agreement dated July 31, 2000 between the Company and Dr. Philip J. Fagan.(15)*

10.18	Fourth Amendment to Revolving Credit and Term Loan Agreement dated as of November 14, 2000.(16)

10.19	Amendment No. 1 to Mercury Air Group, Inc. 1998 Long-Term Incentive Option Plan as of August 22, 2000.(16)*

10.20	Amendment No. 1 to Mercury Air Group, Inc. 1998 Directors Stock Option Plan as of August 22, 2000.(16)*

10.21	Limited Waiver letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 21, 2001.(18)

10.22	Fifth Amendment to Revolving Credit and Term Loan Agreement dated as June 7, 2001.(19)

10.23	Limited Consent letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 30, 2001.(19)

10.24	2001 Mercury Air Group, Inc. Stock Incentive Plan(20)

10.25	Limited Waiver and Consent to Revolving Credit and Term Loan Agreement dated as of December 31, 2001.

99.1	Partnership Agreement dated as of July 27, 2000 of CFK Partners by and among Philip J. Fagan, M.D., Frederick H. Kopko, Jr. and Joseph A. Czyzyk.(13)

*	Denotes managements contract or compensation plan or arrangement

(1)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 10, 1993 Annual Meeting of Shareholders and is incorporated herein by reference.

(2)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and are incorporated herein by reference.

(3)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-39044 on Form S-2 and are incorporated herein by reference.

(4)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 2, 1992 Annual Meeting of Shareholders.

(5)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-65085 on Form S-1 and are incorporated herein by reference.

(6)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and are incorporated herein by reference.

(7)	All such documents were previously filed as Exhibits to the Company’s Report on Form 8-K filed September 13, 1996 and are incorporated herein by reference.

(8)	Such document was previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997 and is incorporated herein by reference.

(9)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and is incorporated herein by reference.

(10)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 3, 1998 Annual Meeting of Shareholders and incorporated herein by reference.

(11)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

(12)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 and is incorporated herein by reference.

(13)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on August 11, 2000 and is incorporated herein by reference.

(14)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and is incorporated herein by reference.

(15)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(16)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference.

(17)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(18)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and is incorporated herein by reference.

(19)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(20)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the November 7, 2001 Annual Meeting of Shareholders and incorporated herein by reference.

     (b)  Reports on Form 8-K:

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mercury Air Group, Inc. Registrant

/s/ JOSEPH CZYZYK
Joseph Czyzyk Chief Executive Officer

/s/ RANDY AJER
Randy Ajer Principal Financial and Accounting Officer

Date: February 11, 2002