Form 10-Q
period 2002-03-31
MERCURY AIR GROUP INC
filed 2002-05-13
CIK 52532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from to

Commission File No. 1-7134

MERCURY AIR GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-1800515

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5456 McConnell Avenue, Los Angeles, CA	90066

(Address of principal executive offices)	(Zip Code)

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

YES [X]  No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Number of Shares Outstanding
Title	As of May 9, 2002

Common Stock, $0.01 Par Value	6,517,949

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	MARCH 31,	JUNE 30,
	2002	2001

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,780,000	$3,886,000
Trade accounts receivable, net of allowance for doubtful accounts of $1,852,000 at 3/31/02 and $1,653,000 at 6/30/01	48,438,000	53,530,000
Inventories, principally aviation fuel	2,961,000	4,069,000
Prepaid expenses and other current assets	5,013,000	2,882,000
Notes receivable from affiliate (Note 9)	1,400,000
Net assets of discontinued operations (Note 2)		4,338,000

Total current assets	59,592,000	68,705,000
PROPERTY, EQUIPMENT AND LEASEHOLDS , net of accumulated depreciation and amortization of $56,210,079 at 3/31/02 and $52,165,000 at 6/30/01 (Note 9)	64,262,000	71,779,000
NOTES RECEIVABLE	1,618,000	1,510,000
OTHER ASSETS	7,976,000	9,140,000

	$133,448,000	$151,134,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$23,583,000	$31,764,000
Accrued expenses and other current liabilities	8,367,000	10,357,000
Current portion of long-term debt	7,272,000	7,461,000

Total current liabilities	39,222,000	49,582,000
LONG-TERM DEBT	34,313,000	44,560,000
DEFERRED GAIN (Note 9)	2,212,000
DEFERRED INCOME TAXES	444,000	380,000
SENIOR SUBORDINATED NOTE (Note 5)	23,170,000	23,030,000
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS’ EQUITY:
Preferred Stock — $.01 par value; authorized 3,000,000 shares; no shares outstanding
Common Stock — $ .01 par value; authorized 18,000,000 shares; outstanding 6,517,949 shares at 3/31/02; outstanding 6,576,680 shares at 6/30/01	65,000	66,000
Additional paid-in capital	21,254,000	21,442,000
Retained earnings	13,645,000	12,835,000
Accumulated other comprehensive loss (Note 8)	(344,000)	(228,000)
Notes receivable from sale of stock	(533,000)	(533,000)

Total stockholders’ equity	34,087,000	33,582,000

	$133,448,000	$151,134,000

See accompanying notes to consolidated financial statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended		Three Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Sales and Revenues:
Sales	$216,203,000	$289,624,000	$66,301,000	$90,493,000
Service revenues	67,558,000	69,766,000	21,617,000	23,409,000

	283,761,000	359,390,000	87,918,000	113,902,000

Costs and Expenses:
Cost of sales	186,603,000	262,124,000	57,025,000	82,055,000
Operating expenses	74,518,000	70,119,000	24,091,000	24,175,000

	261,121,000	332,243,000	81,116,000	106,230,000

Gross Margin (Excluding depreciation and amortization)	22,640,000	27,147,000	6,802,000	7,672,000

Expenses (Income):
Selling, general and administrative	7,391,000	6,114,000	2,957,000	1,959,000
Provision for bad debts	1,247,000	2,575,000	475,000	676,000
Depreciation and amortization	7,105,000	7,582,000	2,074,000	2,591,000
Interest expense	4,320,000	5,705,000	1,329,000	1,847,000
Costs and expenses of stock offering (Note 1)	985,000
Loss on sale of property	71,000
Interest income	(72,000)	(43,000)	(44,000)	(5,000)

	21,047,000	21,933,000	6,791,000	7,068,000

Income from Continuing Operations Before Provision for Income Taxes	1,593,000	5,214,000	11,000	604,000
Provision for Income Taxes	622,000	2,034,000	5,000	236,000

Income from Continuing Operations	971,000	3,180,000	6,000	368,000
(Loss) Income from Discontinued Operations net of income tax (benefit) charge of ($27,000) in 2002 and $36,000 and ($44,000) in 2001	(42,000)	57,000		(69,000)

Net Income	$929,000	$3,237,000	$6,000	$299,000

Net Income Per Common Share (Note 6):
Basic:
From Continuing Operations	$0.15	$0.49	$0.00	$0.06
(Loss) Income from Discontinued Operations	(0.01)	0.01		(0.01)

Net income	$0.14	$0.50	$0.00	$0.05

Diluted:
From Continuing Operations	$0.14	$0.47	$0.00	$0.05
(Loss) Income from Discontinued Operations		0.01		(0.01)

Net income	$0.14	$0.48	$0.00	$0.04

See accompanying notes to consolidated financial statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	NINE MONTHS ENDED MARCH 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$929,000	$3,237,000
Less: (Loss) Income from discontinued operations	(42,000)	57,000

Income from continuing operations	971,000	3,180,000
Adjustments to derive cash flow from Operating activities:
Loss on sale of property	71,000
Provision for bad debts	1,247,000	2,575,000
Depreciation and amortization	7,105,000	7,582,000
Deferred income taxes	64,000
Amortization of senior subordinated note discount	140,000	140,000
Amortization of deferred gain	(15,000)
Changes in operating assets and liabilities:
Trade and other accounts receivable	3,845,000	(11,310,000)
Inventories	1,108,000	195,000
Prepaid expenses and other current assets	(2,131,000)	(1,264,000)
Accounts payable	(8,181,000)	5,181,000
Accrued expenses and other current liabilities	(1,990,000)	3,239,000

Net cash provided by operating activities	2,234,000	9,518,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in other assets	479,000	1,596,000
Increase in notes receivable	(108,000)
Acquisition of businesses		(10,400,000)
Proceeds from sale of property	4,758,000
Additions to property, equipment and leaseholds	(2,905,000)	(4,405,000)

Net cash provided by (used in) investing activities	2,224,000	(13,209,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	10,250,000	11,969,000
Reduction of long-term debt	(20,686,000)	(9,654,000)
Reduction of note receivable from sale of stock		75,000
Repurchase of common stock	(313,000)
Proceeds from issuance of common stock	5,000	257,000

Net cash (used in) provided by financing activities	(10,744,000)	2,647,000

Effect of exchange rate changes on cash	(116,000)
Net Cash provided by Discontinued Operations	4,296,000	354,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(6,402,000)	(1,044,000)

CASH AND CASH EQUIVALENTS, beginning of period	3,886,000	2,143,000

CASH AND CASH EQUIVALENTS, end of period	$1,780,000	$1,453,000

CASH PAID DURING THE PERIOD:
Interest	$4,250,000	$3,816,000
Income taxes paid (refunded)	$470,000	($715,000)
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Note receivable from affiliate related to the sale of property (Note 9)	$1,400,000

See accompanying notes to consolidated financial statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

(Unaudited)

Note 1 — General:

Business:

     Mercury Air Group, Inc., (“ the Company”) a Delaware corporation, provides a broad range of services to the aviation industry through four principal operating units: fuel sales, cargo operations, fixed base operations and U.S. government contract services. Fuel sales include the sale of fuel and delivery of fuel primarily to domestic and international commercial airlines, business aviation and air freight airlines. Cargo operations consist of cargo handling, space logistics operations and general cargo sales agent services. Fixed base operations (“FBOs”) include fuel sales, into-plane services, ground support services, aircraft hangar and tie-down facilities and maintenance at certain locations for commercial, private, general aviation and military aircraft. Government contract services consist of aircraft refueling and fuel storage operations, base operating support (“BOS”) services, air terminal and ground handling services and weather observation and forecasting services performed principally for agencies of the United States government. Additionally, the Company had a fifth operating unit, RPA Airline Automation Services, Inc. (“RPA”) which was sold on July 3, 2001 and is classified as a discontinued operation (see Note 2).

MercFuel, Inc:

     On March 7, 2001, the Company announced its plan to create an independent publicly traded company, MercFuel, Inc. (“MercFuel”). MercFuel was organized in Delaware on October 27, 2000 as a wholly owned subsidiary of the Company. On January 1, 2001, the Company transferred to MercFuel, the assets and liabilities of its Fuel Sales division. On May 16, 2001 and amended twice thereafter, MercFuel filed a registration statement related to the proposed sale of 1,200,000 shares of common stock (“the Offering”). On April 30, 2001, MercFuel agreed to sell 239,942 shares of common stock in a private placement at a per share price of $4.35. Due to market conditions, the Company was not able to complete the Offering and the proceeds of the private placement have been returned. The Company incurred $985,000 of expenses associated with the Offering and private placement which were expensed in the quarter ended December 31, 2001. The Company has also elected to withdraw MercFuel’s application for registration of its common stock; depending on market conditions and other factors, the Company may re-file a registration statement at a later point in time. The Company may pursue various financing options with respect to MercFuel.

Basis of Presentation:

     The accompanying unaudited financial statements reflect all adjustments (consisting of normal, recurring accruals only) which are necessary to fairly present the results for the interim periods. Such financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and the notes thereto. The results of operations for the nine months ended March 31, 2002 are not necessarily indicative of results for the full year.

New Accounting Pronouncements:

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 did not have an impact on the Company’s financial statements.

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

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This new statement also supersedes certain aspects of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB Opinion No. 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied on July 1, 2002. The Company has not yet determined what effect this statement will have on its financial statements.

Note 2 — Discontinued Operations:

     On July 3, 2001, the Company completed the sale of the net assets of its subsidiary, known as RPA Airline Automation Services, Inc. (“RPA”),which provides airline revenue accounting and management information software consisting of proprietary software programs which are marketed to foreign and domestic airlines. The Company has reclassified its consolidated financial statements to reflect the sale of RPA and to segregate the revenues, direct costs and expenses (excluding allocated costs), assets and liabilities, and cash flows of RPA. The net operating results, net assets and net cash flows of this business have been reported as “Discontinued Operations” in the accompanying consolidated financial statements. Summarized income statement information for the nine months ended March 31, 2001 and balance sheet information as of June 30, 2001 are as follows:

Nine Months Ended
Income Statement Information:	March 31, 2001

Service revenues	$4,049,000
Operating expense	3,723,000

Gross margin	326,000

Other expense	233,000

Income before income taxes	93,000
Income tax charge	36,000

Net income	$57,000

Balance Sheet Information:	June 30, 2001

Current assets	$4,324,000
Total assets	5,292,000
Current and total liabilities	954,000
Net assets of discontinued operations	4,338,000

During the quarter ended September 30, 2001, the Company recorded a loss of $42,000 related to sale of a building that had previously been RPA’s corporate headquarters. At March 31, 2002, the Company no longer retained any significant assets or liabilities related to RPA.

Note 3 — Income Taxes:

     Income taxes have been computed based on the estimated annual effective income tax rate for the respective periods.

Note 4- Commitments and Contingencies:

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

     On November 30, 2001, the Company received notice of a counter-complaint filed by UPS against the Company and a third party seeking indemnification and reimbursement in the amount of $470,000 for the costs incurred as a result of a fuel spill at the Ontario, CA Airport. The Company has provided a response to UPS denying such claim and on September 28, 2001, filed a lawsuit seeking reimbursement for damages. Mercury does not believe the outcome of this claim will have a significant impact on its financial position or operating results.

     On June 7, 2000, Jupiter Airline Automation Services, Inc. formerly known as RPA Airline Automation Services, a wholly owned subsidiary of the Company, filed an action in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County, Florida against Challenge Air Cargo, Inc,. seeking damages for breach of contract. In August 2000, the Company received notice that Challenge Air Cargo, Inc. had filed a counter-claim seeking damages for breach of contract. Mercury does not believe the outcome of this claim will have a significant impact on its financial position or operating results.

     On May 1, 2002, Mercury received a Notice of Violation (“NOV”) for its Fort Wayne, Indiana facility alleging that Mercury’s Spill Prevention, Control and Countermeasure Plan (“SPCC”) does not meet certain federal regulatory guidelines. Specifically, the EPA alleged that Mercury’s SPCC failed to provide for proper parking, secondary containment, and proper drainage of its refueler trucks. The EPA has requested that Mercury submit a written response to its allegations no later than May 31, 2002. Mercury intends to fully comply with all EPA requirements.

     The Company is also a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a significant effect on its financial position or operating results.

Note 5- Debt:

     On September 10, 1999, the Company issued, in a private placement, a $24.0 million senior Subordinated 12% Note (“the Note”) due 2006 with detachable warrants to purchase 503,126 shares of the Company’s common stock exercisable at $6.50 per share for seven years. On November 16, 2001, the agreement was amended to reduce the exercise price to $5.50 per share. The reduction in the exercise price of the warrants resulted in an insignificant change in the value of warrants. The Note agreement contains covenants that, among other matters, limit senior indebtedness, the disposition of assets and unfunded capital expenditures. The covenants also included a ratio test for interest coverage, leverage, fixed charge coverage and debt service. On November 16, 2001 and effective September 30, 2001, the Company received a waiver pertaining to the interest coverage test and the agreement was amended by reducing the ongoing interest coverage test. The Company was in compliance with the debt covenants at March 31, 2002.

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

	Nine Months Ended				Three Months Ended

	March 31, 2002		March 31, 2001		March 31, 2002		March 31, 2001

	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic

Weighted average number of common shares outstanding during the period	6,557,000	6,557,000	6,521,000	6,521,000	6,518,000	6,518,000	6,531,000	6,531,000
Common share equivalents resulting from the assumed exercise of stock options	142,000	—	171,000	—	151,000	—	167,000	—
Common shares resulting from the assumed conversion of debentures	28,000	—	44,000	—	28,000	—	44,000	—

Weighted average number of common and common equivalent shares outstanding during the period	6,727,000	6,557,000	6,736,000	6,521,000	6,697,000	6,518,000	6,742,000	6,531,000

Note 7- Segment Reporting:

     The Company operates and reports its activities through four principal units: 1) Fuel Sales, 2) Fixed Based Operations, 3) Cargo Operations and 4) Government Contract Services. Additionally, the Company had a fifth operating unit, RPA, which was sold on July 3, 2001. As a result, RPA historical operating results have been reclassified as discontinued operations. The segment data for the quarter and nine months ended March 31, 2001 included below has been restated to exclude amounts related to the RPA business unit.

				Government	Corporate
		Fixed Base	Cargo	Contract	or
(Dollars in Thousands)	Fuel Sales	Operations	Operations	Services	Unallocated	Total

Quarter Ended March 31, 2002
Revenues	$52,243	$22,491	$6,400	$6,784		$87,918
Gross Margin	1,833	3,301	(6)	1,674		6,802
Depreciation and Amortization	16	1,489	275	171	123	2,074
Capital Expenditures	11	661	45	5	14	736
Segment Assets	30,635	47,565	32,347	24,275	(1,374)	133,448

Quarter Ended March 31, 2001
Revenues	$74,965	$24,082	$7,936	$6,919		$113,902
Gross Margin	1,318	3,523	1,541	1,290		7,672
Depreciation and Amortization	186	1,334	861	210		2,591
Capital Expenditures	0	838	244	9	46	1,137
Segment Assets	23,297	40,158	35,311	21,424	29,370	149,560

Nine Months Ended March 31, 2002
Revenues	$171,353	$69,575	$21,086	$21,747		$283,761
Gross Margin	5,090	10,690	1,449	5,411		22,640
Depreciation and Amortization	31	4,301	1,755	384	634	7,105
Capital Expenditures	22	2,718	142	5	18	2,905
Segment Assets	30,635	47,565	32,347	24,275	(1,374)	133,448

Nine Months Ended March 31, 2001
Revenues	$239,870	$74,417	$23,664	$21,439		$359,390
Gross Margin	5,852	11,332	5,612	4,351		27,147
Depreciation and Amortization	559	3,918	2,467	638		7,582
Capital Expenditures	11	13,138	1,576	(34)	114	14,805
Segment Assets	23,297	40,158	35,311	21,424	29,370	149,560

Gross margin is used as the measure of profit and loss for segment reporting purposes as it is viewed by key decision makers as the principal operating indicator in measuring segment profitability. The key decision makers also view bad debt expense as an important measure of profit and loss. The predominant component of bad debt expense relates to Fuel Sales. Bad debt expense for Fuel Sales was approximately $402,000 and $651,000; total bad debt expense was $475,000 and $676,000 for the quarter ended March 31, 2002 and March 31, 2001, respectively. Bad debt expense for fuel sales was approximately $1,021,000 and $2,350,000; total bad debt expense was $1,247,000 and $2,575,000 for the nine months ended March 31, 2002 and March 31, 2001, respectively.

Note 8 — Comprehensive Income:

     For the periods presented, adjustments to derive comprehensive income (loss) from net income are as follows.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Net Income	$929,000	$3,237,000	$6,000	$299,000
Foreign Currency Adjustment	(116,000)	—	(116,000)	—

Comprehensive Income (Loss)	$813,000	$3,237,000	$(110,000)	$299,000

Note 9 — Sales Leaseback Related Party Transaction:

     In January 2002, the Company sold land and building which comprise its corporate headquarters to CFK Realty Partners, LLC (“CFK Partners”) for $4.1 million, consisting of $2.7 million in cash and a note receivable of $1.4 million. The note receivable accrues interest at 5% and is due on December 31, 2002, however, CFK Partners has options to extend the note through December 31, 2004. Concurrently, the Company also entered into a ten-year lease for the property. The lease payments currently approximate $37,000 per month. The excess of the sales price over the net book value of the property of $2,227,000 was recorded as a deferred gain. Of this gain, $827,000 (the amount of cash received in excess of net book value) is being amortized as an offset to rent expense over the ten year term of the lease agreement. The remaining deferred gain will be amortized over the remaining term of the lease beginning at such time as it meets the criteria for gain recognition.

     CFK Partners is a partnership consisting of three of the Company’s directors, one of whom also serves as the Company’s Chief Executive Officer. In addition, CFK Partners also owns approximately 30% of the Company’s outstanding shares.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

Results of Operations- Comparison of the Three Months Ended March 31, 2002 and March 31, 2001 and Comparison of the Nine Months Ended March 31, 2002 and March 31, 2001.

The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company’s four operating units, as well as selected other financial statement date.

	Nine Months Ended March 31,				Three Months Ended March 31,

($ in millions)	2002		2001		2002		2001

		% of Total		% of Total		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Revenues:
Fuel sales	$171.4	60.4%	$239.9	66.7%	$52.2	59.4%	$75.0	65.8%
FBOs	69.6	24.5	74.4	20.7	22.5	25.6	24.1	21.1
Cargo operations	21.1	7.4	23.7	6.6	6.4	7.3	7.9	7.0
Government contract services	21.7	7.7	21.4	6.0	6.8	7.7	6.9	6.1

Total Revenue	$283.8	100%	$359.4	100%	$87.9	100%	$113.9	100%

		% of Total		% of Total		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Gross Margin(1):
Fuel sales	$5.1	3.0%	$5.8	2.4%	$1.8	3.5%	$1.3	1.8%
FBOs	10.7	15.4	11.3	15.2	3.3	14.7	3.5	14.6
Cargo operations	1.4	6.9	5.6	23.7	—	—	1.5	19.4
Government contract services	5.4	24.9	4.4	20.3	1.7	24.7	1.3	18.6

Total Gross Margin	$22.6	8.0%	$27.1	7.6%	$6.8	7.7%	$7.7	7.6%

		% of Total		% of Total		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Selling, general and administrative	$7.4	2.6%	$6.1	1.7%	$2.9	3.4%	$2.0	1.7%
Provision for bad debts	1.2	0.4	2.5	0.7	0.5	.5	0.7	0.6
Depreciation and amortization	7.1	2.5	7.6	2.1	2.1	2.4	2.6	2.3
Interest expense and other	5.3	1.9	5.7	1.6	1.3	1.5	1.8	1.6

Income before income taxes	1.6	0.6	5.2	1.5	—	—	0.6	0.5
Provision for income taxes	0.6	0.2	2.0	0.6	—	—	.2	.2

Income from continuing operations before tax	1.0	0.3	3.2	0.9	—	—	0.4	0.3
(Loss) Income from discontinued operations	(0.1)	—	0.1	—	—	—	(0.1)	0.1

Net income	$0.9	0.3%	$3.2	0.1%	$—	—%	$0.3	0.3%

(1)	Gross margin as used here and throughout Management’s Discussion excludes depreciation and amortization and selling, general and administrative expense

Three Months ended March 31, 2002 Compared to March 31, 2001

Revenue decreased by 22.8% to $87.9 million in the current period from $113.9 million in the prior year primarily due to lower fuel prices and fuel volume in the current period. Gross margin decreased 11.3 % to $ 6.8 million in the current period from $7.7 million a year ago, primarily due to declines in Cargo operations. The declines were, in part, caused by the slow down in the airline industry resulting from the events of September 11, 2001 and general economic conditions.

Revenues from fuel sales represented 59.4% of total revenues in the current period compared to 65.8% of revenues a year ago. Revenues from fuel sales decreased 30.3% to $52.2 million from $75.0 million last year. The decrease from fuel sales was due to a decrease of 22% in the price of fuel sold and a decrease of 11.2% in volume sold. Gross margin from fuel sales increased to $1.8 million in the current period compared with $1.3 million last year primarily due to higher per gallon margins in the current period caused by a change in the customer mix. The volume decline was, in part, caused by the slow down in the airline industry.

Revenues from FBOs decreased 6.6 % to $22.5 million in the current period compared to $24.1 million a year ago. The decrease in revenue was primarily due to a decline in fuel prices of 8% and a reduction in fuel volume of 2% . Gross margin decreased 6.3% in the current period to $3.3 million from $3.5 million last year due to lower volume.

Revenues from cargo operations decreased 19.4% to $6.4 million in the current period from $7.9 million a year ago. Revenues were lower in cargo handling, brokerage and general sales agency (“GSA”) due to softness in worldwide trade markets causing a decline in revenues from existing customers. Cargo operations in the current period reflected a slight loss in gross margin as compared to a $1.5 million gross margin in the year ago period primarily due to lower revenues. The Company’s Cargo operations in Atlanta were negatively impacted during the latest period by higher lease costs associated with a new facility and lower revenues primarily caused by the loss of an account which had represented approximately 30% of its revenues in the year ago period and none in the current period. In response, the Company subleased its Atlanta warehouse facility which should result in improved financial results in future periods. Revenues from existing customers at the Company’s LAX operations for both warehouse and GSA were lower compared to last year due to a softer marketplace. The Cargo business has been impacted by a slowdown in worldwide air cargo tonnage and shipments.

Revenues from government contract services decreased slightly in the current period to $6.8 million from $6.9 million in the year ago period due to the loss of the Yokota, Japan housing maintenance contract in September 2001 and lower weather observation and forecasting revenues from fewer contracts, partially offset by new contracts added in fiscal 2001 and in the current period. The Yokota, Japan contract provided $0.8 million or 11.8% of total revenues during the quarter ended March 31, 2001 and $5.1 million or 17.6% of total revenues during fiscal year 2001. This revenue loss was mitigated in part by increased revenue on the Kuwait refueling contract which provided $0.5 million in increased revenues compared to the year ago quarter. Gross margin from government contract services in the current period increased 29.8% to $1.7 million from $1.3 million last year due to higher margins.

Selling, general and administrative expenses increased 51.7% to $2.9 million in the current period from $2.0 million a year ago due primarily to employee severance expenses and higher legal and professional fees in the current period.

Provision for bad debts decreased 29.7% in the current period to $0.5 million from $0.7 million a year ago primarily due to lower sales in the current period and lower reserve requirements.

Depreciation and amortization expense decreased 20.0% in the current period to $2.1 million from $2.6 million in the year ago period primarily due to a decrease in the level of capital expenditures.

Interest expense decreased by 28.0% in the current period to $1.3 million from $1.8 million a year ago due to lower interest rates and lower average outstanding debt.

Income tax expense approximated 39% of pre-tax income in both periods reflecting the expected effective annual tax rate.

Loss from discontinued operations was $69,000 in the year ago period net of income tax benefit of $44,000 and was related to RPA’s operations.

Nine Months Ended March 31, 2002 compared to March 31, 2001.

Revenues decreased 21.0% to $283.8 million from $359.4 million in the prior year primarily due to lower fuel prices in the current period. Gross margin decreased 16.6 % to $22.6 million from $27.1 million a year ago primarily due to declines from Cargo operations. The decline in gross margin was in part, caused by the slow down in the airline industry and the temporary cessation of commercial and general aviation resulting from the events of September 11, 2001 and general economic conditions.

Revenues from fuel sales represented 60.4% of total revenues in the current period compared to 66.7% of total revenue a year ago. Revenues from fuel sales decreased 28.6 % to $171.4 million from $239.9 million last year. The decrease in revenues from fuel sales was primarily due to a decrease of 24% in the price of fuel sold and, to a lesser extent, a decrease of 6.2% in the volume of fuel sold. The volume decline was, in part, caused by the slow down in the airline industry resulting from the events of September 11, 2001. Gross margin from fuel sales decreased 13.0% in the current period to $5.1 million from $5.8 million a year ago. The decrease in gross margin from fuel sales was primarily due to lower margins per gallon based on a change in customer mix.

Revenue from FBOs decreased 6.5% to $69.6 million from $74.4 million a year ago due to a reduction of approximately 6.6% in the price and 3.4% in the volume of fuel sold. Gross margin decreased 5.7% to $10.7 million from $11.3 million in the year ago period due primarily to the decline in business activity following the events of September 11, 2001.

Revenues from cargo operations decreased 10.9% to $21.1 million from $23.7 million a year ago. Revenues were lower in cargo handling, brokerage and GSA due to softness in the marketplace causing a decline in revenues from existing customers. Gross margin from cargo operations decreased 74.2 % to $1.4 million from $5.6 million in the year ago period primarily due to lower revenues and partially due to higher operating costs, primarily lease costs, associated with cargo handling.

Revenues from government contract services increased 1.4% to $21.7 million from $21.4 million in the year ago period. The increase in revenues from government contract services was primarily due to the Addition of new contracts during the last twelve months, partially offset by lower weather and forecasting revenue from fewer contracts and the loss of the Yokota, Japan contract in September 2001. The Yokota, Japan contract provided $4.0 million or 18.6% of total revenues for the nine months ended March 31, 2001. Gross margin from government contract services in the current period increased 24.4% to $5.4 million from $4.4 million last year due to higher margins and higher revenue.

Selling, general and administrative expenses in the current period increased 21.1% to $7.4 million from $6.1 million in the year ago period due to settlement of litigation, employee severance, and increased legal and professional fees.

Provision for bad debts decreased in the current period to $1.2 million from $2.5 million in the year ago period due to lower sales in the current period and lower reserve requirements.

Depreciation and amortization expense was $7.1 million in the current period compared to $7.6 million in the year ago period.

Interest expense decreased 24.3% in the current nine months to $4.3 million from $5.7 million a year ago due to lower interest rates and lower average outstanding borrowings.

Costs and expenses of stock offering of $985,000 related to fees associated with the planned public and private offering of MercFuel common stock. The Company was unable to complete the offering and charged the costs to expense during the quarter ended December 31, 2001.

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

As of March 31, 2002, the Company cash and cash equivalents were $1.8 million, a reduction of $2.1 million for the nine month period. Cash provided by operating activities was $2.2 million comprised of $1.0 million from earnings from continuing operations, adjusted for $8.6 million of non-cash items, less $7.3 million for increases in operating net working capital. The increase in net working capital is primarily due to lower current liabilities and accrued expenses.

Net cash generated from investing activities was $2.2. million primarily comprised of proceeds from assets sales of $4.8 million partially offset by capital expenditures of $2.9 million.

The Company used $10.7 million of cash in financing activities during the current period primarily due to the net reduction in long term debt of $10.4 million. The Company’s long-term debt, including current portion, as of March 31, 2002 is $64.8 million.

During the first nine months of 2002, the Company also generated $4.3 million in cash from the sale of RPA in July 2001 and the discontinuation of that business.

The Company’s senior secured bank credit facility consists of a $35.0 million Revolver, a term loan with an outstanding balance of $5.3 million at March 31, 2002 and an acquisition facility with an outstanding balance of $17.4 million at March 31, 2002. At March 31, 2002, there was $2.0 million outstanding under the Revolver. The agreement contains provisions that require the maintenance of certain financial ratios including minimum tangible net worth (as defined), minimum profitability levels, maximum leverage and minimum debt service coverage and quick ratios and limitations on annual capital expenditures. Additionally, the Company is prohibited from paying dividends in excess of $400,000 per year. These facilities mature in March 2004.

On September 10, 1999, the Company issued, in a private placement, a $24.0 million senior Subordinated 12% Note (“the Note”) due 2006 with detachable warrants to purchase 503,126 shares of the Company’s common stock exercisable at $6.50 per share for seven years. On November 16, 2001, Company agreed to reduce the exercise price to $5.50 per share. The Note agreement contains covenants that, among other matters, limit senior indebtedness, the disposition of assets and unfunded capital expenditures. The covenants also included a ratio test for interest coverage, leverage, fixed charge coverage and debt service. On November 16, 2001 and effective September 30, 2001, the Company received a waiver pertaining to the interest coverage test and the agreement was amended by reducing the ongoing interest coverage test. The Company was in compliance with the loan covenants at March 31, 2002.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There has been no material change during the quarter ended March 31, 2002 from the disclosures regarding market risk presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

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

On June 7, 2000, Jupiter Airline Automation Services, Inc. former known as RPA Airline Automation Services, a wholly owned subsidiary of the Company, filed an action in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County, Florida against Challenge Air Cargo, Inc,. seeking damages for breach of contract. In August 2000, the Company received notice that Challenge Air Cargo, Inc. had filed a counter-claim seeking damages for breach of contract. Mercury does not believe the outcome of this claim will have a significant impact on its financial position or operating results.

Item 2. Change in Securities

     None

Item 3. Default Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6 (a) Exhibits and Exhibit List

     (b)  Reports on Form 8-K

Exhibit
No.	Description

2.1	Agreement and Plan of Merger adopted January 9, 2001.(17)

2.2	Certificate of Merger. (17)

3.1	Bylaws of Company adopted January 9, 2001. (17)

3.2	Certificate of Incorporation.(17)

4.1	Loan Agreement between California Economic Development Financing Authority and Mercury Air Group, Inc. relating to $19,000,000 California Economic Development Financing Authority Variable Rate Demand Airport Facilities Revenue Bonds, Series 1998 (Mercury Air Group, Inc. Project) dated as of April 1, 1998.(2)

4.2	Securities Purchase Agreement dated September 10, 1999 by and among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(12)

4.3	Amendment No. 1 dated as of September 30, 2000 by and between J.H. Whitney Mezzanine, L.P. and Mercury Air Group, Inc. to the Securities Agreement.(16)

4.4	Waiver and Consent Agreement dated as of December 29, 2000 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(17)

4.5	Waiver and Consent Agreement dated as of July 2, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(18)

4.6	Waiver Agreement dated as of September 25, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(18)

Exhibit
No.	Description

4.7	Amendment No. 2 dated as of September 30, 2001 by and between J.H. Whitney Mezzanine, L.P. and Mercury Air Group, Inc. to Securities Purchase Agreement.(19)

4.8	Amended and Restated J.H. Whitney Mezzanine Fund, L.P. Warrant.(19)

4.9	Waiver Agreement dated as of November 26, 2001 among Mercury Group, Inc. and J. H. Whitney Mezzanine, L.P.(21)

4.10	Waiver Agreement dated as of December 21, 2001 among Mercury Air Group, Inc. and J. H. Whitney Mezzanine, L.P.(21)

10.1	Company’s 1990 Long-Term Incentive Plan.(4)*

10.2	Company’s 1990 Directors Stock Option Plan.(1)*

10.3	Lease for 6851 West Imperial Highway, Los Angeles, California.(3)

10.4	Memorandum Dated September 15, 1997 regarding Summary of Officer Life Insurance Policies with Benefits Payable to Officers or Their Designated Beneficiaries.(8)*

10.5	Employment Agreement dated November 15, 1994 between the Company and Joseph Czyzyk.(9)*

10.6	Non-Qualified Stock Option Agreement dated March 21, 1996, by and between Frederick H. Kopko and Mercury Air Group, Inc.(6) *

10.7	Company’s 1998 Long-Term Incentive Plan.(10) *

10.8	Company’s 1998 Directors Stock Option Plan.(10) *

10.9	Amendment to Employment Agreement by and between Mercury Air Group, Inc. and Joseph A. Czyzyk dated October 15, 1998.(11) *

10.10	Amendment No. 2 to Employment Agreement by and between Mercury Air Group, Inc. and Joseph A. Czyzyk dated April 12, 1999.(11)*

10.11	Revolving Credit and Term Loan Agreement dated as of March 2, 1999 by and among Mercury Air Group, Inc., The Banks listed on Schedule 1 thereto, and The Fleet National Bank f/k/a BankBoston, N.A., as Agent.(11)

10.12	First Amendment to Revolving Credit and Term Loan Agreement dated as of September 10, 1999.(14)

10.13	Second Amendment to Revolving Credit and Term Loan Agreement dated as of March 31, 2000.(14)

10.14	Third Amendment, Waiver and Consent to Revolving Credit and Term Loan Agreement dated as of August 11, 2000.(14)

10.15	The Company’s 401(k) Plan consisting of CNA Trust Corporation. Regional Prototype Defined Contribution Plan and Trust and Adoption Agreement.(14)*

10.16	Amendment No. 3 to Employment Agreement by and between Mercury Air Group, Inc. and Joseph A. Czyzyk dated September 11, 2000.(15)*

10.17	Employment Agreement dated July 31, 2000 between the Company and Dr. Philip J. Fagan.(15)*

Exhibit
No.	Description

10.18	Fourth Amendment to Revolving Credit and Term Loan Agreement dated as of November 14, 2000.(16)

10.19	Amendment No. 1 to Mercury Air Group, Inc. 1998 Long-Term Incentive Option Plan as of August 22, 2000.(16)*

10.20	Amendment No. 1 to Mercury Air Group, Inc. 1998 Directors Stock Option Plan as of August 22, 2000.(16)*

10.21	Limited Waiver letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 21, 2001.(18)

10.22	Fifth Amendment to Revolving Credit and Term Loan Agreement dated as June 7, 2001.(19)

10.23	Limited Consent letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 30, 2001.(19)

10.24	2001 Mercury Air Group, Inc. Stock Incentive Plan.(20)

10.25	Limited Waiver and Consent to Revolving Credit and Term Loan Agreement dated as of December 31, 2001.(21)

10.26	Sale Leaseback Agreement. Made as of December 31, 2001 by and between CFK Realty Partners LLC and Mercury Air Group, Inc.(22)

99.1	Partnership Agreement dated as of July 27, 2000 of CFK Partners by and among Philip J. Fagan, M.D., Frederick H. Kopko, Jr. and Joseph A. Czyzyk. (13)

*     Denotes managements contract or compensation plan or arrangement

(1)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 10, 1993 Annual Meeting of Shareholders and is incorporated herein by reference.

(2)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and are incorporated herein by reference.

(3)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-39044 on Form S-2 and are incorporated herein by reference.

(4)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 2, 1992 Annual Meeting of Shareholders.

(5)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-65085 on Form S-1 and are incorporated herein by reference.

(6)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and are incorporated herein by reference.

(7)	All such documents were previously filed as Exhibits to the Company’s Report on Form 8-K filed September 13, 1996 and are incorporated herein by reference.

(8)	Such document was previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997 and is incorporated herein by reference.

(9)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and is incorporated herein by reference.

(10)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 3, 1998 Annual Meeting of Shareholders and incorporated herein by reference.

(11)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

(12)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 and is incorporated herein by reference.

(13)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on August 11, 2000 and is incorporated herein by reference.

(14)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and is incorporated herein by reference.

(15)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(16)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference.

(17)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(18)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and is incorporated herein by reference.

(19)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(20)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the November 7, 2001 Annual Meeting of Shareholders and incorporated herein by reference.

(21)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.

(22)	Filed herewith.

(b)  Reports on Form 8-K:

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mercury Air Group, Inc. Registrant

/s/ Joseph Czyzyk Joseph Czyzyk Chief Executive Officer

/s/ Robert M. Schlax Robert M. Schlax Vice President Finance (Principal Financial Officer)

Date: May 13, 2002