Form 10-Q/A
period 2001-09-30
MERCURY AIR GROUP INC
filed 2002-10-15
CIK 52532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

(Mark One)

[X] Amendment No. 2 to Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
Act of 1934 For the Transition period from            to

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

                            MERCURY AIR GROUP, INC.
                              INDEX TO FORM 10-Q/A
                               INTRODUCTORY NOTE

THE REGISTRANT IS FILING THIS FORM 10-Q/A TO GIVE EFFECT TO THE RESTATEMENT AS DISCUSSED IN NOTE 9 TO THE CONSOLIDATED FINANCIAL STATEMENTS. ONLY PART I, ITEMS 1 AND 2 OF THE ORIGINAL 10-Q FILING ARE BEING AMENDED AND RESTATED AS PART OF THIS 10-Q/A.

PART I FINANCIAL INFORMATION

     ITEM 1  FINANCIAL STATEMENTS (UNAUDITED)
             CONSOLIDATED BALANCE SHEETS (AS RESTATED)            2
             CONSOLIDATED STATEMENTS OF INCOME (AS RESTATED)      3
             CONSOLIDATED STATEMENTS OF CASH FLOW (AS RESTATED)   4
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           5

     ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                  10


Signatures

Certificates

PART 1- FINANCIALS INFORMATION
Item 1. Financial Statements

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                (AS RESTATED, SEE NOTE 9)
                                                                              --------------------------------
                                                                              SEPTEMBER 30,         JUNE 30,
                                  ASSETS                                          2001                2001
                                                                              -------------      -------------

CURRENT ASSETS:
  Cash and cash equivalents                                                   $     875,000      $   3,886,000
  Trade accounts receivable, net of allowance for doubtful accounts
      of $2,097,000 at 9/30/01 and $1,653,000 at 6/30/01                         49,301,000         53,530,000
  Inventories, principally aviation fuel                                          4,382,000          4,069,000
  Prepaid expenses and other current assets                                       3,572,000          2,882,000
  Net assets of discontinued operations (Note 2)                                     60,000          4,338,000
                                                                              -------------      -------------
    Total current assets                                                         58,190,000         68,705,000

PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated
  depreciation and amortization of $51,750,000 at 9/30/01 and $50,811,000
  at 6/30/01                                                                     72,386,000         73,133,000
Notes Receivable                                                                  1,923,000          1,510,000
OTHER ASSETS                                                                      8,926,000          9,140,000
                                                                              -------------      -------------
                                                                              $ 141,425,000      $ 152,488,000
                                                                              =============      =============
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                            $  25,981,000      $  31,668,000
  Accrued expenses and other current liabilities                                  6,139,000         10,357,000
  Income tax payable                                                                592,000             96,000
  Current portion of long-term debt                                               7,296,000          7,461,000
                                                                              -------------      -------------
    Total current liabilities                                                    40,008,000         49,582,000

LONG-TERM DEBT                                                                   42,062,000         44,560,000
DEFERRED RENT                                                                     1,501,000          1,354,000
DEFERRED INCOME TAXES                                                               392,000            380,000
SENIOR SUBORDINATED NOTE (Note 5)                                                23,077,000         23,030,000

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY
    Preferred Stock - $0.01 par value;  authorized 3,000,000 shares;
      no shares outstanding
    Common Stock - $ 0.01 par value; authorized 18,000,000 shares;
      outstanding 6,576,680 shares at 9/30/01 and 6/30/01                            66,000             66,000
    Additional paid-in capital                                                   21,454,000         21,442,000
    Retained earnings                                                            13,626,000         12,835,000
    Cumulative  translation adjustment (Note 8)                                    (228,000)          (228,000)
    Notes receivable from sale of stock                                            (533,000)          (533,000)
                                                                              -------------      -------------
         Total stockholders' equity                                              34,385,000         33,582,000
                                                                              -------------      -------------
                                                                              $ 141,425,000      $ 152,488,000
                                                                              =============      =============

          See accompanying notes to consolidated financial statements

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        (AS RESTATED, SEE NOTE 9)
                                                     --------------------------------
                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                     --------------------------------
                                                          2001               2000
                                                     -------------      -------------
Sales and Revenues:
  Sales                                              $  80,443,000      $  89,676,000
  Service revenues                                      23,309,000         21,719,000
                                                     -------------      -------------
                                                       103,752,000        111,395,000
                                                     -------------      -------------
Costs and Expenses:
  Cost of sales                                         70,289,000         80,810,000
  Operating expenses                                    25,739,000         21,728,000
                                                     -------------      -------------
                                                        96,028,000        102,538,000
                                                     -------------      -------------
       Gross Margin (Excluding depreciation
            and amortization)                            7,724,000          8,857,000
                                                     -------------      -------------
Expenses (Income):
  Selling, general and administrative                    1,960,000          2,032,000
  Provision for bad debts                                  585,000            799,000
  Depreciation and amortization                          2,304,000          2,314,000
  Interest expense                                       1,526,000          1,928,000
  Interest income                                          (17,000)           (30,000)
                                                     -------------      -------------
                                                         6,358,000          7,043,000
                                                     -------------      -------------
 Income from Continuing Operations Before
   Provision for Income Taxes                            1,366,000          1,814,000
 Provision  for Income Taxes                               533,000            707,000
                                                     -------------      -------------
Income from Continuing Operations                          833,000          1,107,000
(Loss) Income from Discontinued Operations
   net of income tax (benefit) charge of
   ($27,000) in 2001 and $31,000 in 2000                   (42,000)            49,000
                                                     -------------      -------------
Net Income                                           $     791,000      $   1,156,000
                                                     =============      =============
Net Income  Per Common Share (Note 6):
   Basic:
      From Continuing Operations                     $        0.13      $        0.17
      (Loss) Income from Discontinued Operations             (0.01)              0.01
                                                     -------------      -------------
      Net income                                     $        0.12      $        0.18
                                                     =============      =============
   Diluted:
      From Continuing Operations                     $        0.12      $        0.16
      (Loss) Income from Discontinued Operations             (0.01)              0.01
                                                     -------------      -------------
      Net income                                     $        0.11      $        0.17
                                                     =============      =============


          See accompanying notes to consolidated financial statements

                    MERCURY AIR GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    (AS RESTATED, SEE NOTE 9)
                                                                  ------------------------------
                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                  ------------------------------
                                                                      2001              2000
                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                      $    791,000      $  1,156,000
  Less: (Loss) income from discontinued operations                     (42,000)           49,000
                                                                  ------------      ------------
  Income from continuing operations                                    833,000         1,107,000
  Adjustments to derive cash flow from operating activities:
      Bad debt expense                                                 585,000           799,000
      Depreciation and amortization                                  2,304,000         2,314,000
      Deferred income taxes                                             12,000             6,000
      Deferred rent                                                    147,000           169,000
      Compensation expense related to remeasurement of
        stock options                                                   12,000
      Amortization of senior subordinated note discount                 47,000            46,000
  Changes in operating assets and liabilities:
      Trade and other accounts receivable                            3,644,000       (14,092,000)
      Inventories                                                     (313,000)         (598,000)
      Prepaid expenses and other current assets                       (690,000)          859,000
      Accounts payable                                              (5,687,000)       16,211,000
      Income taxes payable                                             496,000           310,000
      Accrued expenses and other current liabilities                (4,218,000)         (131,000)
                                                                  ------------      ------------
          Net cash (used in) provided by operating activities       (2,828,000)        7,000,000
                                                                  ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in other assets                                  (17,000)          416,000
  Acquisition of businesses                                                          (10,400,000)
  Increases in Note Receivable                                        (413,000)
  Additions to property, equipment and leaseholds                   (1,326,000)         (889,000)
                                                                  ------------      ------------
          Net cash used in investing activities                     (1,756,000)      (10,873,000)
                                                                  ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from long-term debt                                                        11,440,000
  Reduction of long-term debt                                       (2,663,000)       (7,212,000)
  Reduction of note receivable from sale of stock                                         75,000
  Proceeds from exercise of stock options                                                187,000
                                                                  ------------      ------------
          Net cash (used in) provided by financing activities       (2,663,000)        4,490,000
                                                                  ------------      ------------
Net cash provided by (used in) discontinued operations               4,236,000           (71,000)

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS FROM CONTINUING OPERATIONS                            (7,247,000)          617,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       3,886,000         2,143,000
                                                                  ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $    875,000      $  2,689,000
                                                                  ============      ============
CASH PAID DURING THE PERIOD:
  Interest                                                        $  1,498,000      $  1,611,000
  Income taxes (refunded)                                                           $   (753,000)

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

Certain reclassifications were made to the prior year and quarter statements to conform to the September 30, 2001 presentation.

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

                                                                                GOVERNMENT      CORPORATE
                                        FUEL       FIXED BASE      CARGO         CONTRACT          OR
                                        SALES      OPERATIONS    OPERATIONS      SERVICES      UNALLOCATED       TOTAL
                                       -------     ----------    ----------     ----------     -----------      -------
                                                                   (DOLLARS IN THOUSANDS)
QUARTER ENDED SEPTEMBER 30, 2001

Revenues                               $64,500       $23,962       $ 7,138       $  8,152                      $103,752
Gross Margin                             1,946         3,464           287          2,027                         7,724
Depreciation and Amortization               15         1,343           587            193        $    166         2,304
Capital Expenditures                                   1,225            97                              4         1,326
Segment Assets                          26,870        44,430        35,400         22,143          12,522       141,365
QUARTER ENDED SEPTEMBER 30, 2000
Revenues                               $73,146       $23,890       $ 7,059       $  7,300                      $111,395
Gross Margin                             2,023         3,745         1,553          1,536                         8,857
Depreciation and Amortization               15         1,281           632            216        $    170         2,314
Capital Expenditures                        37        11,237            69            (54)                       11,289
Segment Assets                          36,505        33,784        33,307         19,243          29,670       152,509

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

NOTE 9 -- RECLASSIFICATION AND RESTATEMENT OF FINANCIAL STATEMENTS

        Subsequent to the issuance of its interim consolidated financial statements for the three months ended September 30, 2001, the Company corrected its accounting to properly record leasehold amortization expenses for the cargo operations, certain FBO operating expenses, compensation resulting from changes in stock option terms and sales tax adjustments. As a result, the accompanying consolidated financial statements for the three months ended September 30, 2001 have been restated from the amounts previously reported to properly reflect such expenses. The aggregate of all adjustments was an increase in net income of $85,000 for the three months ended September 30, 2001.

        In addition, the Company has reflected in the accompanying consolidated financial statements certain reclassifications associated with one of its cargo warehouse leases. These reclassifications resulted in an increase of property, equipment and leaseholds, with a corresponding increase of long-term deferred rent, as of September 30, 2001 and June 30, 2001, and a decrease of gross margin (excluding depreciation and amortization), with a corresponding decrease of depreciation and amortization expense, for the three months ended September 30, 2001 and 2000. The reclassifications had no effect on total stockholders' equity, net income (loss) or earnings (loss) per share for any period presented.

        A summary of the significant effects of the restatement and reclassifications is as follows:

INCOME STATEMENT:

                                                                    For the Three Months Ended September 30,
                                                           ----------------------------------------------------------
                                                                       2001                           2000
                                                                 (In Thousands)                 (In Thousands)
                                                           ---------------------------   ----------------------------
                                                           As Previously                 As Previously        As
                                                             Reported      As Restated     Reported      Reclassified
                                                           -------------   -----------   -------------   ------------
Gross Margin (Excluding Depreciation and Amortization)        $ 7,746        $ 7,724        $ 9,026         $ 8,857
Selling, General and Administration                           $ 1,948        $ 1,960        $ 2,032         $ 2,032
Depreciation and Amortization                                 $ 2,477        $ 2,304        $ 2,483         $ 2,314
Income from Continuing Operations Before
   Provision for Income Taxes                                 $ 1,227        $ 1,366        $ 1,814         $ 1,814
Income from Continuing Operations                             $   748        $   833        $ 1,107         $ 1,107
Net Income                                                    $   706        $   791        $ 1,156         $ 1,156
Net Income Per Common Share:
        Basic:
                From Continuing Operations                    $  0.11        $  0.13        $  0.17         $  0.17
                Net Income                                    $  0.11        $  0.12        $  0.18         $  0.18
        Diluted:
                From Continuing Operations                    $  0.11        $  0.12        $  0.16         $  0.16
                Net Income                                    $  0.10        $  0.11        $  0.17         $  0.17

BALANCE SHEET:

                                                          As of September 30, 2001          As of June 30, 2001
                                                               (In Thousands)                 (In Thousands)
                                                        ----------------------------   -----------------------------
                                                        As Previously        As        As Previously         As
                                                          Reported      Reclassified     Reported       Reclassified
                                                        -------------   ------------   -------------    ------------
Property, Equipment, and Leaseholds, net                   $ 70,859        $ 72,386       $ 71,779         $ 73,133
Total Assets                                               $139,919        $141,425       $151,134         $152,488
Total Current Liabilities                                  $ 40,100        $ 40,008       $ 49,582         $ 49,582
Deferred Rent -- Non current                                               $  1,501                        $  1,354
Total Liabilities                                          $105,631        $107,040       $117,552         $118,906
Total Stockholders' Equity                                 $ 34,288        $ 34,385       $ 33,582         $ 33,582

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of financial condition and results of operations gives effect to the restatement discussed in Note 9 to the consolidated financial statements.

Results of operations-comparison of the three months ended September 30, 2001 and September 30, 2000. The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company's four operating units, as well as selected other financial statement data.

                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                 ------------------------------------------------
                                                                 ($ IN MILLIONS)
                                                 ------------------------------------------------
                                                         2001                       2000
                                                 ---------------------      ---------------------
                                                            % OF TOTAL                 % OF TOTAL
                                                 AMOUNT      REVENUES       AMOUNT      REVENUES
                                                 ------     ----------      ------     ----------
Revenues:
Fuel Sales                                       $ 64.5         62.1%       $ 73.1         65.7%
FBOs                                               24.0         23.1          23.9         21.4
Cargo Operations                                    7.1          6.9           7.1          6.3
Government Contract Services                        8.2          7.9           7.3          6.6
                                                 ------       ------        ------       ------
Total Revenue                                    $103.8        100.0%       $111.4        100.0%
                                                 ======       ======        ======       ======

                                                            % of Unit                   % of Unit
                                                 Amount      Revenues       Amount      Revenues
                                                 ------     ----------      ------     ----------
Gross Margin(1):
Fuel Sales                                       $  1.9          3.0%       $  2.0          2.8%
FBOs                                                3.5         14.5           3.8         15.7
Cargo Operations                                    0.3          4.0           1.5         22.0
Government Contract Services                        2.0         24.9           1.5         21.0
                                                 ------       ------        ------       ------
Total Gross Margin                               $  7.7          7.5%       $  8.8          8.0%
                                                 ======       ======        ======       ======

                                                             % of Total                 % of Total
                                                 Amount       Revenues       Amount      Revenues
                                                 ------      ----------      ------     ----------
Selling, general and administrative              $  1.9           1.9%       $  2.0          1.8%
Provision for bad debts                             0.6           0.6           0.8          0.7
Depreciation and amortization                       2.3           2.2           2.3          2.1
Interest expense and other                          1.5           1.5           1.9          1.7
                                                 ------        ------        ------       ------
Income from continuing operations
  before tax                                        1.4           1.3           1.8          1.6
Provision  for income taxes                         0.5           0.5           0.7          0.6
                                                 ------        ------        ------       ------
Income from continuing operations                   0.9           0.8           1.1          1.0
(Loss) income from discontinued operations         (0.1)           --           0.1          0.1
                                                 ------        ------        ------       ------
Net Income                                       $  0.8           0.8%       $  1.2          1.0%
                                                 ======        ======        ======       ======

(1) Gross margin as used here and throughout Management's Discussion excludes depreciation and amortization and selling, general and administrative expense.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000

Revenue decreased by 6.9% to $103.8 million in the current period from $111.4 million in the prior year due to lower fuel prices in the current period. Gross margin decreased 12.8% to $ 7.7 million in the current period from $8.8 million a year ago, primarily due to a decline in Cargo operations and higher operating costs.

Revenues from fuel sales represented 62.1% of total revenues in the current period compared to 65.7% of revenues a year ago. Revenues from fuel sales decreased 11.8% to $64.5 million from $73.1 million last year. The decrease from fuel sales was due to a decrease of 18% in the price of fuel sold, partially offset by an increase of 7.5% in volume sold. Gross margin from fuel sales was $1.9 million in the current period compared with $2.0 million last year primarily due to lower per gallon margins in the current period caused by a change in the customer mix. Following September 11th, for several days, the Company's operations were partially shutdown and sales were negligible as airlines were not flying. As a result, fuel volumes were lower by approximately 18% in September compared with the previous two months. Since that time volumes have returned closer to normal levels. Revenues and gross margin from fuel sales includes the activities of Mercury's contract fueling business.

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

Revenues from cargo operations were $7.1 million in both periods. Gross margin from cargo operations in the current period decreased 81.5% to $0.3 million from $1.5 million in the year ago period due to higher operating costs, primarily labor and lease costs, associated with cargo handling and general sales agency
(GSA). The Company's operations in Atlanta were impacted by higher lease costs associated with a new facility and lower revenues primarily caused by the loss of an account which had represented approximately 30% of its revenues in the year ago period and none in the current period. Revenues from existing customers at the Company's LAX operations for both warehouse and GSA were lower compared to last year due to a softer marketplace while operating expenses rose. New GSA accounts were added during fiscal 2001 subsequent to September 2000 which offset lower revenues from existing customers, but operating expenses increased correspondingly. Revenues in September 2001 approximated revenues in the first two months of the quarter and have remained relatively constant since. The Cargo business has been impacted by a slowdown in worldwide cargo tonnage and shipments.

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

Selling, general and administrative expenses in the current quarter decreased 3.5% to $1.9 million from $2.0 million in last year's quarter due to the cost of repurchasing certain options in the year ago period, partially offset by higher professional fees in the current period.

Provision for bad debts decreased 26.8% in the current period to $0.6 million from $0.8 million a year ago primarily due to lower sales in the current period.

Depreciation and amortization expense was $2.3 million in the current period compared to $2.3 million a year ago.

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

Net cash used in operating activities was $2.8 million for the period ended September 30, 2001. During this period, the primary sources of net cash provided by operating activities was income from continuing operations plus depreciation and amortization totaling $3.1 million and a decrease in accounts receivable of $3.6 million. The primary use of cash from operating activities in this period was a decrease in accounts payable of $5.7 million and a decrease in accrued expenses and other current liabilities of $4.2 million.

Net cash used in investing activities was $1.8 million during the current period primarily due to additions to property, equipment and leaseholds and notes receivables.

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

                                      Mercury Air Group, Inc.
                                      Registrant

                                      /s/ Joseph Czyzyk
                                      ------------------------------------------
                                      Joseph Czyzyk
                                      Chief Executive Officer


                                      /s/ Robert Schlax
                                      ------------------------------------------
                                      Robert Schlax
                                      Vice President Finance
                                      (Principal Financial Officer)

Date:  October 14, 2002

I, Joseph Czyzyk certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Mercury Air Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: October 14, 2002

                                                   /s/ JOSEPH CZYZYK
                                                   ---------------------------
                                                   Joseph Czyzyk
                                                   Chief Executive Officer


I, Robert M. Schlax certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Mercury Air Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: October 14, 2002

                                                   /s/ ROBERT M. SCHLAX
                                                   ---------------------------
                                                   Robert M. Schlax
                                                   Vice President Finance
                                                   (Principal Financial Officer)