Form 10-Q/A
period 2001-12-31
MERCURY AIR GROUP INC
filed 2002-10-15
CIK 52532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A

(Mark One)

[X]	Amendment No. 1 to quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
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

INTRODUCTORY NOTE

     The registrant is filing this Form 10-Q/A to give effect to the restatement as discussed in Note 10 to the consolidated financial statements. Only Part 1, Items 1 and 2 of the original 10-Q filing are being amended and restated as part of this 10-Q/A.

Item 1. Financial Statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	(As restated, See Note 10)
	DECEMBER 31,	JUNE 30,
	2001	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,215,000	$3,886,000
Trade accounts receivable, net of allowance for doubtful accounts of $2,270,000 at 12/31/01 and $1,653,000 at 6/30/01	44,062,000	53,530,000
Inventories, principally aviation fuel	3,136,000	4,069,000
Prepaid expenses and other current assets	5,446,000	2,882,000
Net assets of discontinued operations (Note 2)		4,338,000

Total current assets	55,859,000	68,705,000
PROPERTY, EQUIPMENT AND LEASEHOLDS , net of accumulated depreciation and amortization of $53,664,000 at 12/31/01 and $50,811,000 at 6/30/01	68,931,000	73,133,000
NOTES RECEIVABLE	1,784,000	1,510,000
OTHER ASSETS	7,946,000	9,140,000

	$134,520,000	$152,488,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,012,000	$31,668,000
Accrued expenses and other current liabilities	8,828,000	10,357,000
Income tax payable	213,000	96,000
Current portion of long-term debt (Note 5)	29,648,000	7,461,000
Senior Subordinated Note, current (Note 5)	23,123,000

Total current liabilities	82,824,000	49,582,000
LONG-TERM DEBT (NOTE 5)	15,292,000	44,560,000
DEFERRED RENT	1,649,000	1,354,000
DEFERRED INCOME TAXES	401,000	380,000
SENIOR SUBORDINATED NOTE (Note 5)		23,030,000
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS’ EQUITY:
Preferred Stock — $.01 par value; authorized 3,000,000 shares; no shares outstanding
Common Stock — $ .01 par value; authorized 18,000,000 shares; outstanding 6,577,380 shares at 12/31/01;
outstanding 6,576,680 shares at 6/30/01	66,000	66,000
Additional paid-in capital	21,454,000	21,442,000
Retained earnings	13,595,000	12,835,000
Accumulated other comprehensive loss (Note 8)	(228,000)	(228,000)
Notes receivable from sale of stock	(533,000)	(533,000)

Total stockholders’ equity	34,354,000	33,582,000

	$134,520,000	$152,488,000

See accompanying notes to consolidated financial statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	(As restated, See Note 10)

	Six Months Ended		Three Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Sales and Revenues:
Sales	$149,902,000	$199,131,000	$69,459,000	$109,455,000
Service revenues	45,941,000	46,357,000	22,632,000	24,638,000

	195,843,000	245,488,000	92,091,000	134,093,000

Costs and Expenses:
Cost of sales	129,383,000	180,069,000	59,094,000	99,259,000
Operating expenses	50,932,000	46,282,000	25,193,000	24,553,000

	180,315,000	226,351,000	84,287,000	123,812,000

Gross Margin (Excluding depreciation and amortization)	15,528,000	19,137,000	7,804,000	10,281,000

Expenses (Income):
Selling, general and administrative	4,738,000	4,156,000	2,778,000	2,124,000
Provision for bad debts	772,000	1,899,000	187,000	1,099,000
Depreciation and amortization	4,684,000	4,652,000	2,380,000	2,340,000
Interest expense	2,991,000	3,857,000	1,465,000	1,929,000
Costs and expenses of stock offering (Note 1)	985,000		985,000
Loss on sale of property	71,000		71,000
Interest income	(28,000)	(36,000)	(11,000)	(6,000)

	14,213,000	14,528,000	7,855,000	7,486,000

Income (loss) from Continuing Operations Before Provision for Income Taxes	1,315,000	4,609,000	(51,000)	2,795,000
Provision (Benefit from) for Income Taxes	513,000	1,797,000	(20,000)	1,090,000

Income (loss) from Continuing Operations	802,000	2,812,000	(31,000)	1,705,000
(Loss) Income from Discontinued Operations net of income tax (benefit) charge of ($27,000) in 2001 and $81,000 and $50,000 in 2000	(42,000)	126,000		77,000

Net Income (loss)	$760,000	$2,938,000	$(31,000)	$1,782,000

Net Income (loss) Per Common Share (Note 6):
Basic:
From Continuing Operations	$0.12	$0.43	$(0.00)	$0.26
From Discontinued Operations	(0.01)	0.02		0.01

Net income (loss)	$0.12	$0.45	$(0.00)	$0.27

Diluted:
From Continuing Operations	$0.12	$0.42	$(0.00)	$0.25
From Discontinued Operations	(0.01)	0.02		0.02

Net income (loss)	$0.11	$0.44	$(0.00)	$0.27

See accompanying notes to consolidated financial statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	(As restated, See Note 10)

	Six Months Ended December 31,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$760,000	$2,938,000
Less: (Loss) Income from discontinued operations	(42,000)	126,000

Income from continuing operations	802,000	2,812,000
Adjustments to derive cash flow from Operating activities:
Loss on sale of property	71,000
Bad debt expense	772,000	1,899,000
Depreciation and amortization	4,684,000	4,652,000
Deferred rent	295,000	339,000
Compensation expense related to remeasurement of stock options	12,000
Deferred income taxes	21,000	10,000
Amortization of senior subordinated note discount	93,000	93,000
Changes in operating assets and liabilities:
Trade and other accounts receivable	8,696,000	(14,200,000)
Inventories	933,000	(1,252,000)
Prepaid expenses and other current assets	(2,564,000)	554,000
Accounts payable	(10,656,000)	11,317,000
Income taxes payable	117,000	1,408,000
Accrued expenses and other current liabilities	(1,529,000)	1,860,000

Net cash provided by operating activities	1,747,000	9,492,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in other assets	732,000	859,000
Increase in notes receivable	(274,000)	(1,547,000)
Acquisition of businesses		(10,400,000)
Proceeds from sale of property	2,078,000
Additions to property, equipment and leaseholds	(2,169,000)	(3,268,000)

Net cash provided by (used in) investing activities	367,000	(14,356,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt		11,969,000
Reduction of long-term debt	(7,081,000)	(5,955,000)
Reduction of note receivable from sale of stock		75,000
Proceeds from exercise of stock options		187,000

Net cash (used in) provided by financing activities	(7,081,000)	6,276,000

Net Cash provided by (used in) Discontinued Operations	4,296,000	(117,000)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(4,967,000)	1,412,000
CASH AND CASH EQUIVALENTS, beginning of period	3,886,000	2,143,000

CASH AND CASH EQUIVALENTS, end of period	$3,215,000	$3,438,000

CASH PAID DURING THE PERIOD:
Interest	$2,943,000	$3,816,000
Income taxes paid (refunded)	$348,000	$(715,000)

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

Risks and Uncertainties:

     After taking the restatement discussed in Note 10 into consideration, the Company was in non-compliance with the minimum quarterly net earnings covenant included in the Senior Secured Credit Facility as of December 31, 2001. The Company is in discussions with the lenders associated with this debt instrument to obtain a waiver from this covenant. Until the waiver has been executed, the lenders have the right to provide written notice to the Company and declare the outstanding obligation associated with this instrument to be immediately due and payable. If the Senior Secured Credit Facility lenders provide this notice, the holder of the Senior Subordinated 12% Note (the “Note”) has the right to provide the Company with written notice declaring the outstanding obligations on the Note to be immediately due and payable. The lenders have not exercised this right. In addition to being engaged in continuing discussions with the lenders to obtain a waiver for this covenant, the Company has also engaged a financial advisor and is in discussions with other lenders to provide new financing to replace the Senior Secured Credit Facility and the Note. There can be no assurance that the Company could obtain financing if necessary, which may result in the Company having inadequate financial resources to meet this obligation. However, the Company believes it will be able to secure new financing to replace the Senior Secured Credit Facility and the Note should the lenders exercise their right to accelerate the maturity dates.

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

     Certain reclassifications were made to prior year and quarter statements to conform to the December 31, 2001 presentation.

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

     In addition, the Company has a Note Payable to banks that consists principally of a credit facility (the “Senior Secured Credit Facility”), which provides for a term loan (“Term Loan”), an acquisition line (“Acquisition Line”) and a revolving line of credit (“Revolver”). The Senior Secured Credit Facility expires in March 2004. Borrowings under the Term Loan were $8.9 million, under the Acquisition Line were $17.4 million, and under the Revolver were $1.2 million at December 31, 2001. The Senior Secured Credit Facility contains covenants that require the maintenance of certain financial ratios, minimum tangible net worth (as defined), minimum profitability levels, maximum leverage and minimum debt service coverage and quick rations and limitation on annual capital expenditures. Additionally, the Company is prohibited from paying dividends in excess of $400,000 per year.

     After taking the restatement discussed in Note 10 into consideration, the Company was in noncompliance with the minimum net earnings debt covenant contained in the Senior Secured Credit Facility. Until a waiver of this covenant requirement is executed, the lenders have the right to provide written notice to the Company declaring the outstanding obligations on the Senior Secured Credit Facility immediately due and payable. If the Senior Secured Credit Facility lenders do provide written notice, the holders of the Note have the right to provide written notice to the Company declaring the outstanding obligations on the Note to be immediately due and payable. The lenders have not exercised this right. The Company is in discussions with the lenders to obtain a waiver for this covenant.

     As of December 31, 2001, the total principal amount outstanding on the Senior Secured Credit Facility and the Note, amounting to $27,538,000 and $23,123,000 respectively, was classified on the Company’s Consolidated Balance Sheet as Current portion of long-term debt and Senior Subordinated Note, current.

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

				Government	Corporate
		Fixed Base	Cargo	Contract	or
	Fuel Sales	Operations	Operations	Services	Unallocated	Total

	(Dollars in Thousands)
Quarter Ended December 31, 2001
Revenues	$54,610	$23,122	$7,548	$6,811		$92,091
Gross Margin	1,423	3,797	873	1,711		7,804
Depreciation and Amortization	16	1,468	548	191	$157	2,380
Capital Expenditures	11	832				843
Segment Assets	24,401	46,233	35,826	23,146	4,914	134,520
Quarter Ended December 31, 2000
Revenues	$91,760	$26,444	$8,669	$7,220		$134,093
Gross Margin	2,511	4,065	2,180	1,525		10,281
Depreciation and Amortization	16	1,303	636	212	$173	2,340
Capital Expenditures	(26)	1,063	1,263	11	68	2,379
Segment Assets	26,532	39,331	35,614	20,557	38,979	161,013
Six Months Ended December 31, 2001
Revenues	$119,110	$47,084	$14,686	$14,963		$195,843
Gross Margin	3,369	7,261	1,160	3,738		15,528
Depreciation and Amortization	31	2,811	1,135	384	$323	4,684
Capital Expenditures	11	2,057	97		4	2,169
Segment Assets	24,401	46,233	35,826	23,146	4,914	134,520
Six Months Ended December 31, 2000
Revenues	$164,905	$50,335	$15,728	$14,520		$245,488
Gross Margin	4,534	7,810	3,732	3,061		19,137
Depreciation and Amortization	31	2,583	1,267	428	$343	4,652
Capital Expenditures	11	12,300	1,332	(43)	68	13,668
Segment Assets	26,532	39,331	35,614	20,557	38,979	161,013

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

Note 10 — Reclassification and Restatement of Financial Statements:

     Subsequent to the issuance of its interim consolidated financial statements for the three and six months ended December 31, 2001, the Company corrected its accounting to properly record leasehold amortization expenses for the cargo operations, the write off of costs for financing not completed, certain FBO operating expenses, compensation resulting from changes in stock option terms and sales tax adjustments. As a result, the accompanying consolidated financial statements for the three and six months ended December 31, 2001 have been restated from the amounts previously reported to properly reflect such expenses. The aggregate of all adjustments was a decrease in net income of $163,000 and $248,000 for the six and three months ended December 31, 2001, respectively.

     As a result of the restatement, the Company is in noncompliance with the minimum quarterly net earnings debt covenant contained in the Senior Secured Credit Facility. The Company is in discussions with the lenders to obtain a waiver for the debt covenant. Until such time as a waiver is executed, the lenders have the right to provide written notice to the Company declaring the total obligations associated with the Senior Secured Credit Facility to be immediately due and payable. If the Senior Secured Credit Facility lenders provide this notice, the holders of the Note have the right to provide the Company with written notice declaring the entire obligations associated with the Note to be immediately due and payable. The lenders have not exercised this right. Due to this right, as of December 31, 2001 the Company classified the principal amount outstanding on the Senior Secured Credit Facility and the Note as Current portion of long term debt and Senior Subordinated Note, current, respectively, the consolidated balance sheet.

     In addition, the Company has reflected in the accompanying consolidated financial statements certain reclassifications associated with one of its cargo warehouse leases. These reclassifications resulted in an increase of property, equipment and leaseholds, with a corresponding increase of long-term deferred rent, as of December 31, 2001 and June 30, 2001, and a decrease of gross margin (excluding depreciation and amortization), with a corresponding decrease of depreciation and amortization expense, for the three and six months ended December 31, 2001 and 2000. The reclassifications had no effect on total stockholders' equity, net income (loss) or earnings (loss) per share for any period presented.

     A summary of the significant effects of the restatement and reclassifications is as follows:

Income Statement:

	For the Six Months Ended December 31,				For the Three Months Ended December 31,

	2001		2000		2001		2000

	(In Thousands)		(In Thousands)		(In Thousands)		(In Thousands)

	As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Reclassified	Reported	Restated	Reported	Reclassified

Gross Margin (Excluding Depreciation and Amortization)	$15,838	$15,528	$19,476	$19,137	$8,092	$7,804	$10,450	$10,281
Selling, General & Administration	$4,435	$4,738	$4,156	$4,156	$2,487	$2,778	$2,124	$2,124
Depreciation and Amortization	$5,030	$4,684	$4,991	$4,652	$2,553	$2,380	$2,509	$2,340
Income (Loss) from Continuing Operations Before Provision for (Benefit from) Income Taxes	$1,582	$1,315	$4,609	$4,609	$355	$(51)	$2,795	$2,795
Income (Loss) from Continuing Operations	$965	$802	$2,812	$2,812	$217	$(31)	$1,705	$1,705
Net Income (Loss)	$923	$760	$2,938	$2,938	$217	$(31)	$1,782	$1,782
Net Income (Loss) Per Common Share:
Basic:
From Continuing Operations	$0.15	$0.12	$0.43	$0.43	$0.03	$0.00	$0.26	$0.26
Net Income	$0.14	$0.12	$0.45	$0.45	$0.03	$0.00	$0.27	$0.27
Diluted:
From Continuing Operations	$0.14	$0.12	$0.42	$0.42	$0.03	$0.00	$0.25	$0.25
Net Income	$0.14	$0.11	$0.44	$0.44	$0.03	$0.00	$0.27	$0.27

Balance Sheet:

	As of December 31, 2001		As of June 30, 2001

	(In Thousands)		(In Thousands)

	As		As
	Previously	As	Previously	As
	Reported	Reclassified	Reported	Reclassified

Property, Equipment, and Leaseholds, net	$67,231	$68,931	$71,779	$73,133
Total Assets	$133,308	$134,520	$151,134	$152,488
Current Portion of Long Term debt	$7,246	$29,648	$7,461	$7,461
Senior Subordinated Note, Current		$23,123
Total Current Liabilities	$37,585	$82,824	$49,582	$49,582
Long-term debt	$37,694	$15,292	$44,560	$44,560
Senior Subordinated Note, Long-term	$23,123		$23,030	$23,030
Deferred Rent — Non current		$1,649		$1,354
Total Liabilities	$98,803	$100,166	$117,552	$118,906
Total Stockholders’ Equity	$34,505	$34,354	$33,582	$33,582

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations gives effect to the restatement discussed in Note 10 to the consolidated financial statements.

Results of Operations- Comparison of the Three Months Ended December 31, 2001 and December 31, 2000 and Comparison of the Six Months Ended December 31, 2001 and December 31, 2000.

The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company’s four operating units, as well as selected other financial statement date.

	Six Months Ended December 31,				Three Months Ended December 31,

($ in millions)	2001		2000		2001		2000

		% of		% of		% of		% of
		Total		Total		Total		Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Revenues:
Fuel sales	$119.1	60.8%	$164.9	67.2%	$54.6	59.3%	$91.8	68.4%
FBOs	47.1	24.0	50.4	20.5	23.1	25.1	26.4	19.7
Cargo operations	14.6	7.5	15.7	6.4	7.6	8.2	8.7	6.5
Government contract services	15.0	7.7	14.5	5.9	6.8	7.4	7.2	5.4

Total Revenue	$195.8	100.0%	$245.5	100.0%	$92.1	100.0%	$134.1	100.0%

		% of		% of		% of		% of
		Unit		Unit		Unit		Unit
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Gross Margin(1):
Fuel sales	$3.3	2.8%	$4.5	2.7%	$1.4	2.6%	$2.5	2.7%
FBOs	7.3	15.4	7.8	15.5	3.8	16.4	4.1	15.4
Cargo operations	1.2	7.9	3.7	23.7	0.9	11.6	2.2	25.1
Government contract services	3.7	25.0	3.1	21.1	1.7	25.1	1.5	21.1

Total Gross Margin	$15.5	7.9%	$19.1	7.8%	$7.8	8.5%	$10.3	7.7%

		% of		% of		% of		% of
		Total		Total		Total		Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Selling, general and administrative	$4.7	2.4%	$4.1	1.7%	$2.8	3.0%	$2.1	1.6%
Provision for bad debts	0.8	0.4	1.9	0.8	0.2	0.2	1.1	0.8
Depreciation and amortization	4.7	2.4	4.7	1.9	2.4	2.6	2.4	1.7
Interest expense and other	4.0	2.0	3.8	1.6	2.5	2.7	1.9	1.4

Income (loss) before income taxes	1.3	0.7	4.6	1.9	(0.1)	(0.0)	2.8	2.1
Provision for income taxes	0.5	0.3	1.8	0.7	0.0	0.0	1.1	0.8

Income (loss) from continuing operations before tax	0.8	0.4	2.8	1.1	(0.1)	(0.0)	1.7	1.3
(Loss) Income from discontinued operations	(0.1)	—	0.1	—	—	—	0.1	0.1

Net income (loss)	$0.8	0.4%	$2.9	1.2%	$(0.1)	(0.0)%	$1.8	1.3%

(1)	Gross margin as used here and throughout Management’s Discussion excludes depreciation and amortization and selling, general and administrative expense.

Three Months ended December 31, 2001 Compared to December 31, 2000

Revenue decreased by 31.3% to $92.1 million in the current period from $134.1 million in the prior year primarily due to lower fuel prices and fuel volume in the current period. Gross margin decreased 24.1% to $7.8 million in the current period from $10.3 million a year ago, primarily due to declines in Cargo operations and fuel sales. The declines were, in part, caused by the slow down in the airline industry resulting from the events of September 11, 2001.

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

Revenues from FBOs decreased 12.6 % to $23.1 million in the current period compared to $26.4 million a year ago. The decrease in revenue was primarily due to a decline in fuel prices of 11% and a reduction in fuel volume of 5.0%. Gross margin decreased 7.8% in the current period to $3.8 million from $4.1 million last year due to lower volume.

Revenues from cargo operations decreased 12.9% to $7.6 million in the current period from $8.7 million a year ago. Revenues were lower in cargo handling, brokerage and general sales agency (“GSA”), due to softness in the market place causing a decline in revenues from existing customers. Gross margin from cargo operations in the current period decreased 60.0% to $0.9 million from $2.2 million in the year ago period primarily due to lower revenues. The Company’s operations in Atlanta were impacted by higher lease costs associated with a new facility and lower revenues primarily caused by the loss of an account which had represented approximately 30% of its revenues in the year ago period and none in the current period. Revenues from existing customers at the Company’s LAX operations for both warehouse and GSA were lower compared to last year due to a softer marketplace. The Cargo business has been impacted by a slowdown in worldwide cargo tonnage and shipments.

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

Selling, general and administrative expenses increased 30.8% to $2.8 million in the current period from $2.1 million a year ago due to a litigation settlement of $383,000 and the write off $291,000 of capitalized loan costs in the current period. See Note 4.

Provision for bad debts decreased 83.0% in the current period to $0.2 million from $1.1 million a year ago primarily due to lower sales in the current period and lower reserve requirements.

Depreciation and amortization expense was $2.4 million in the current period compared to $2.4 million a year ago.

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

Six Months Ended December 31, 2001 compared to December 31, 2000.

Revenues decreased 20.2% to $195.8 million from $245.5 million in the prior year primarily due to lower fuel prices in the current period. Gross margin decreased 18.9% to $15.5 million from $19.1 million a year ago primarily due to declines from Cargo operations and fuel sales. The declines were, in part, caused by the slow down in the airline industry resulting from the events of September 11, 2001.

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

Revenue from FBOs decreased 6.5% to $47.1 million from $50.4 million a year ago due to a reduction of approximately 5% each in the price and volume of fuel sold. Gross margin decreased 6.4% to $7.3 million from $7.8 million in the year ago period due primarily to the impact the events of September 11, 2001 had on operations in September 2001.

Revenues from cargo operations decreased 6.6% to $14.6 million from $15.7 million a year ago. Revenues were lower in cargo handling, brokerage and GSA due to softness in the marketplace causing a decline in revenues from existing customers. Gross margin from cargo operations decreased 68.9% to

$1.2 million from $3.7 million in the year ago period primarily due to lower revenues and partially due to higher operating costs, primarily lease costs, associated with cargo handling.

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

Selling, general and administrative expenses in the current period increased 14% to $4.7 million from $4.1 million in the year ago period due to settlement of litigation. See Note 4.

Provision for bad debts decreased 59.3% in the current period to $0.8 million from $1.9 million in the year ago period due to lower sales in the current period and lower reserve requirements.

Depreciation and amortization expense was $4.7 million in both the current period and the prior period.

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

Net cash provided by operating activities was $1.7 million for the period ended December 31, 2001. During this period, the primary sources of net cash provided by operating activities was income from continuing operations plus depreciation and amortization totaling $5.5 million, a decrease in accounts receivable of $8.7 million and a decrease in inventory of $0.9 million. The primary use of cash from operating activities in this period was a decrease in accounts payable and accrued expenses and other current liabilities of $12.2 million and an increase in prepaid expenses and other current assets of $2.6 million.

Net cash provided by investing activities was $0.4 million during the current period. During this period, the primary source of cash provided by investing activities was proceeds from sale of property totaling $2.1 million. The primary use of cash from investing activities was additions to property, equipment and leaseholds totaling $2.2 million.

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

As a result of the restatement discussed in Note 10, the Company is in noncompliance with the minimum quarterly net earnings debt covenant contained in the Senior Secured Credit Facility. The Company is in discussions with the lenders to obtain a waiver for this debt covenant and until such time as a waiver is executed, the lenders have the right to provide written notice to the Company declaring the total obligations associated with the Senior Secured Credit Facility to be immediately due and payable. If the Senior Secured Credit Facility lenders provide this notice, the holders of the Note have the right to provide the Company with written notice declaring the entire obligations associated with the Note to be immediately due and payable. Therefore, as of December 31, 2001 the Company has classified the total principal amount outstanding on the Senior Secured Credit Facility and the Note, amounting to $27.5 million and $23.1 million as Current portion of long term debt and Senior Subordinated Note, current, respectively. The lenders have not exercised this right.

In addition to the continuing discussions with the lenders to obtain a waiver for this financial debt covenant, the Company has also engaged a financial advisor and is in discussions with other lenders to secure new financing to replace the Senior Secured Credit Facility and the Note. There can be no assurance that the Company could obtain the financing if necessary, which may result in the Company having inadequate financial resources to meet this obligation. However, the Company believes it will be able to secure new financing to replace the Senior Secured Credit Facility and the Note should the lenders exercise their right to accelerate the maturity dates.

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

Mercury Air Group, Inc. Registrant

/s/ JOSEPH CZYZYK
Joseph Czyzyk Chief Executive Officer

/s/ ROBERT SCHLAX
Robert Schlax Vice President Finance (Principal Financial Officer)

Date:   October 14, 2002

CERTIFICATIONS

I, Joseph Czyzyk, certify that:

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

Joseph Czyzyk Chief Executive Officer

I, Robert M. Schlax, certify that:

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