Form 10-Q/A
period 2002-03-31
MERCURY AIR GROUP INC
filed 2002-10-15
CIK 52532

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
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	(As restated, See Note 10)

	MARCH 31,	JUNE 30,
	2002	2001

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,780,000	$3,886,000
Trade accounts receivable, net of allowance for doubtful accounts of $1,852,000 at 3/31/02 and $1,653,000 at 6/30/01	48,438,000	53,530,000
Inventories, principally aviation fuel	2,961,000	4,069,000
Prepaid expenses and other current assets	4,680,000	2,882,000
Notes receivable from affiliate (Note 9)	1,400,000
Net assets of discontinued operations (Note 2)		4,338,000

Total current assets	59,259,000	68,705,000
PROPERTY, EQUIPMENT AND LEASEHOLDS , net of accumulated depreciation and amortization of $54,781,000 at 3/31/02 and $50,811,000 at 6/30/01 (Note 9)	65,691,000	73,133,000
NOTES RECEIVABLE	1,618,000	1,510,000
OTHER ASSETS	7,685,000	9,140,000

	$134,253,000	$152,488,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$23,231,000	$31,764,000
Accrued expenses and other current liabilities	8,190,000	10,357,000
Current portion of long-term debt (Note 5)	26,669,000	7,461,000
Senior subordinated note current (Note 5)	23,170,000

Total current liabilities	81,260,000	49,582,000
LONG-TERM DEBT (Note 5)	14,916,000	44,560,000
DEFERRED GAIN (Note 9)	2,212,000
DEFERRED RENT	1,796,000	1,354,000
DEFERRED INCOME TAXES	444,000	380,000
SENIOR SUBORDINATED NOTE (Note 5)		23,030,000
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS’ EQUITY:
Preferred Stock — $.01 par value; authorized 3,000,000 shares; no shares outstanding
Common Stock — $ .01 par value; authorized 18,000,000 shares; outstanding 6,517,949 shares at 3/31/02; outstanding 6,576,680 shares at 6/30/01	65,000	66,000
Additional paid-in capital	21,341,000	21,442,000
Retained earnings	13,096,000	12,835,000
Accumulated other comprehensive loss (Note 8)	(344,000)	(228,000)
Notes receivable from sale of stock	(533,000)	(533,000)

Total stockholders’ equity	33,625,000	33,582,000

	$134,253,000	$152,488,000

See accompanying notes to consolidated financial statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	(As restated, See Note 10)

	Nine Months Ended		Three Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Sales and Revenues:
Sales	$216,203,000	$289,624,000	$66,301,000	$90,493,000
Service revenues	67,558,000	69,766,000	21,617,000	23,409,000

	283,761,000	359,390,000	87,918,000	113,902,000

Costs and Expenses:
Cost of sales	186,331,000	262,124,000	56,948,000	82,055,000
Operating expenses	75,387,000	70,627,000	24,455,000	24,346,000

	261,718,000	332,751,000	81,403,000	106,401,000

Gross Margin (Excluding depreciation and amortization)	22,043,000	26,639,000	6,515,000	7,501,000

Expenses (Income):
Selling, general and administrative	7,769,000	6,114,000	3,031,000	1,959,000
Provision for bad debts	1,247,000	2,575,000	475,000	676,000
Depreciation and amortization	7,030,000	7,074,000	2,346,000	2,420,000
Interest expense	4,320,000	5,705,000	1,329,000	1,847,000
Costs and expenses of stock offering (Note 1)	985,000
Loss on sale of property	71,000
Interest income	(72,000)	(43,000)	(44,000)	(5,000)

	21,350,000	21,425,000	7,137,000	6,897,000

Income (loss) from Continuing Operations Before Provision for Income Taxes	693,000	5,214,000	(622,000)	604,000
Provision (Benefit from) for Income Taxes	271,000	2,034,000	(242,000)	236,000

Income (loss) from Continuing Operations	422,000	3,180,000	(380,000)	368,000
(Loss) Income from Discontinued Operations net of income tax (benefit) charge of ($27,000) in 2002 and $36,000 and ($44,000) in 2001	(42,000)	57,000		(69,000)

Net Income (loss)	$380,000	$3,237,000	$(380,000)	$299,000

Net Income (loss) Per Common Share (Note 6):
Basic:
From Continuing Operations	$0.06	$0.49	$(0.06)	$0.06
From Discontinued Operations	(0.01)	0.01		(0.01)

Net income (loss)	$0.06	$0.50	$(0.06)	$0.05

Diluted:
From Continuing Operations	$0.06	$0.47	$(0.06)	$0.05
From Discontinued Operations	(0.01)	0.01		(0.01)

Net income (loss)	$0.06	$0.48	$(0.06)	$0.04

See accompanying notes to consolidated financial statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	(As restated, See Note 10)

	NINE MONTHS ENDED MARCH 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$380,000	$3,237,000
Less: (Loss) Income from discontinued operations	(42,000)	57,000

Income from continuing operations	422,000	3,180,000
Adjustments to derive cash flow from Operating activities:
Loss on sale of property	71,000
Provision for bad debts	1,247,000	2,575,000
Depreciation and amortization	7,030,000	7,074,000
Deferred income taxes	64,000
Deferred rent	442,000	508,000
Compensation expense related to remeasurement of stock options	87,000
Amortization of senior subordinated note discount	140,000	140,000
Amortization of deferred gain	(15,000)
Changes in operating assets and liabilities:
Trade and other accounts receivable	3,845,000	(11,310,000)
Inventories	1,108,000	195,000
Prepaid expenses and other current assets	(1,798,000)	(1,264,000)
Accounts payable	(8,533,000)	5,181,000
Accrued expenses and other current liabilities	(2,167,000)	3,239,000

Net cash provided by operating activities	1,943,000	9,518,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in other assets	770,000	1,596,000
Increase in notes receivable	(108,000)
Acquisition of businesses		(10,400,000)
Proceeds from sale of property	4,758,000
Additions to property, equipment and leaseholds	(2,905,000)	(4,405,000)

Net cash provided by (used in) investing activities	2,515,000	(13,209,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	10,250,000	11,969,000
Reduction of long-term debt	(20,686,000)	(9,654,000)
Reduction of note receivable from sale of stock		75,000
Repurchase of common stock	(313,000)
Proceeds from issuance of common stock	5,000	257,000

Net cash (used in) provided by financing activities	(10,744,000)	2,647,000

Effect of exchange rate changes on cash	(116,000)
Net Cash provided by Discontinued Operations	4,296,000	354,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(6,402,000)	(1,044,000)

CASH AND CASH EQUIVALENTS, beginning of period	3,886,000	2,143,000

CASH AND CASH EQUIVALENTS, end of period	$1,780,000	$1,453,000

CASH PAID DURING THE PERIOD:
Interest	$4,250,000	$3,816,000
Income taxes paid (refunded)	$470,000	($715,000)
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Note receivable from affiliate related to the sale of property (Note 9)	$1,400,000

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

Risks and Uncertainties:

     After taking the restatement discussed in Note 10 into consideration, the Company was not in compliance with the minimum quarterly net earnings covenant included in the Senior Secured Credit Facility as of March 31, 2002. The Company is in discussions with the lenders associated with this debt instruments to obtain a waiver from this covenant. Until the waiver has been executed, the lenders have the right to provide written notice to the Company and declare the outstanding obligation associated with this debt instruments to be immediately due and payable. If the Senior Secured Credit Facility lenders provide this notice, the holder of the Senior Subordinated 12% Note (the “Note”) has the right to provide the Company with written notice declaring the outstanding obligations on the Note to be immediately due and payable. The lenders have not exercised this right. In addition to being engaged in continuing discussions with the lenders to obtain a waiver for this covenant, the Company has also engaged a financial advisor and is in discussions with other lenders to provide new financing to replace the Senior Secured Credit Facility and the Note. There can be no assurance that the Company could obtain financing if necessary, which may result in the Company having inadequate financial resources to meet this obligation. However, the Company believes it will be able to secure new financing to replace the Senior Secured Credit Facility and the Note should the lenders exercise their right to accelerate the maturity dates.

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

     Certain reclassifications were made to prior year and quarter statements to conform to the March 31, 2002 presentation.

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

     In addition, the Company has a Note Payable to banks that consists principally of a credit facility (the “Senior Secured Credit Facility”), which provides for a term loan (“Term Loan”), an acquisition line (“Acquisition Line”) and a revolving line of credit (“Revolver”). The Senior Secured Credit Facility expires in March 2004. Borrowings under the Term Loan were $5.3 million, under the Acquisition Line were $17.4 million, and under the Revolver were $2.0 million at March 31, 2002. The Senior Secured Credit Facility contains covenants that require the maintenance of certain financial ratios, minimum tangible net worth (as defined), minimum profitability levels, maximum leverage and minimum debt service coverage and quick ratios and limitation on annual capital expenditures. Additionally, the Company is prohibited from paying dividends in excess of $400,000 per year.

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

     As of March 31, 2002, the total principal amount outstanding on the Senior Secured Credit Facility (“the Senior Debt”) and the Note, amounting to $24,738,000 and $23,170,000 respectively, was classified on the Company’s Consolidated Balance Sheet as Current portion of long-term debt and Senior Subordinated Note, current.

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

				Government	Corporate
		Fixed Base	Cargo	Contract	or
(Dollars in Thousands)	Fuel Sales	Operations	Operations	Services	Unallocated	Total

Quarter Ended March 31, 2002
Revenues	$52,243	$22,491	$6,400	$6,784		$87,918
Gross Margin	1,799	3,195	(153)	1,674		6,515
Depreciation and Amortization	16	1,489	547	171	123	2,346
Capital Expenditures	11	661	45	5	14	736
Segment Assets	30,567	47,232	33,776	24,275	(1,597)	134,253

Quarter Ended March 31, 2001
Revenues	$74,965	$24,082	$7,936	$6,919		$113,902
Gross Margin	1,318	3,523	1,370	1,290		7,501
Depreciation and Amortization	186	1,334	690	210		2,420
Capital Expenditures	0	838	244	9	46	1,137
Segment Assets	23,297	40,158	36,496	21,424	29,370	150,745

Nine Months Ended March 31, 2002
Revenues	$171,353	$69,575	$21,086	$21,747		$283,761
Gross Margin	5,169	10,455	1,008	5,411		22,043
Depreciation and Amortization	31	4,301	1,680	384	634	7,030
Capital Expenditures	22	2,718	142	5	18	2,905
Segment Assets	30,567	47,232	33,776	24,275	(1,597)	134,253

Nine Months Ended March 31, 2001
Revenues	$239,870	$74,417	$23,664	$21,439		$359,390
Gross Margin	5,852	11,332	5,104	4,351		26,639
Depreciation and Amortization	559	3,918	1,959	638		7,074
Capital Expenditures	11	13,138	1,576	(34)	114	14,805
Segment Assets	23,297	40,158	36,496	21,424	29,370	150,745

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

Note 8 — Comprehensive Income:

     For the periods presented, adjustments to derive comprehensive income (loss) from net income are as follows.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Net Income (Loss)	$380,000	$3,237,000	$(380,000)	$299,000
Foreign Currency Adjustment	(116,000)	—	(116,000)	—

Comprehensive Income (Loss)	$264,000	$3,237,000	$(496,000)	$299,000

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

Note 10 — Reclassification and Restatement of Financial Statements:

      Subsequent to the issuance of its interim consolidated financial statements for the three and nine months ended March 31, 2002, the Company corrected its accounting to properly record leasehold amortization expenses for the cargo operations, the write off of costs for financing not completed, certain FBO operating expenses, compensation resulting from changes in stock option terms and sales tax adjustments. As a result, the accompanying consolidated financial statements for the three and nine months ended March 31, 2002 have been restated from the amounts previously reported to properly reflect such expenses. The aggregate of all adjustments was a decrease in net income of $549,000 and $386,000 for the nine and three months ended March 31, 2002, respectively.

     As a result of the restatement, the Company is in noncompliance with the minimum quarterly net earnings debt covenant contained in the Senior Secured Credit Facility. The Company is in discussions with the lenders to obtain a waiver for the debt covenant. Until such time as a waiver is executed, the lenders have the right to provide written notice to the Company declaring the total obligations associated with the Senior Secured Credit Facility to be immediately due and payable. If the Senior Secured Credit Facility lenders provide this notice, the holders of the Note have the right to provide the Company with written notice declaring the entire obligations associated with the Note to be immediately due and payable. The lenders have not exercised this right. Due to this right, as of March 31, 2002 the Company classified the principal amount outstanding on the Senior Secured Credit Facility and the Note as Current portion of long term debt and Senior Subordinated Note, current, respectively, on the consolidated balance sheet.

     In addition, the Company has reflected in the accompanying consolidated financial statements certain reclassifications associated with one of its cargo warehouse leases. These reclassifications resulted in an increase of property, equipment and leaseholds, with a corresponding increase of long-term deferred rent, as of March 31, 2002 and June 30, 2001, and a decrease of gross margin (excluding depreciation and amortization), with a corresponding decrease of depreciation and amortization expense, for the three and nine months ended March 31, 2002 and 2001. The reclassifications had no effect on total stockholders’ equity, net income (loss) or earnings (loss) per share for any period presented.

     A summary of the significant effects of the restatement and reclassifications is as follows:

	For the Nine Months Ended March 31,				For the Three Months Ended March 31,

	2002		2001		2002		2001
	(In Thousands)		(In Thousands)		(In Thousands)		(In Thousands)

	As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Reclassified	Reported	Restated	Reported	Reclassified

Gross Margin (Excluding Depreciation and Amortization)	$22,640	$22,043	$27,147	$26,639	$6,802	$6,515	$7,672	$7,501
Selling, General & Administration	$7,391	$7,769	$6,114	$6,114	$2,957	$3,031	$1,959	$1,959
Depreciation and Amortization	$7,105	$7,030	$7,582	$7,074	$2,074	$2,346	$2,591	$2,420
Income (Loss) from Continuing Operations Before Provisions for (Benefit from) Income Taxes	$1,593	$693	$5,214	$5,214	$11	$(622)	$604	$604
Income (Loss) from Continuing Operations	$971	$422	$3,180	$3,180	$6	$(380)	$368	$368
Net Income (Loss)	$929	$380	$3,237	$3,237	$6	$(380)	$299	$299
Net Income (Loss) Per Common Share:
Basic:
From Continuing Operations	$0.15	$0.06	$0.49	$0.49	$0.00	$(0.06)	$0.06	$0.06
Net Income	$0.14	$0.06	$0.50	$0.50	$0.00	$(0.06)	$0.05	$0.05
Diluted:
From Continuing Operations	$0.14	$0.06	$0.47	$0.47	$0.00	$(0.06)	$0.05	$0.05
Net Income	$0.14	$0.06	$0.48	$0.48	$0.00	$(0.06)	$0.04	$0.04

	March 31, 2002		June 30, 2001
	(In Thousands)		(In Thousands)

	As Previously Reported	As Reclassified	As Previously Reported	As Reclassified

Property, Equipment, and Leaseholds, net	$64,262	$65,691	$71,779	$73,133
Total Assets	$133,448	$134,253	$151,134	$152,488
Current Portion of Long Term Debt	$7,272	$26,669	$7,461	$7,461
Senior subordinated note, current		$23,170
Total Current Liabilities	$39,222	$81,260	$49,582	$49,582
Long Term Debt	$34,313	$14,916	$44,560	$44,560
Senior subordinated note, long term	$23,170		$23,030	$23,030
Deferred Rent — Non current		$1,796		$1,354

Total Liabilities	$99,361	$100,628	$117,552	$118,906

Total Stockholders’ Equity	$34,087	$33,625	$33,582	$33,582

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

	Nine Months Ended March 31,				Three Months Ended March 31,

($ in millions)	2002		2001		2002		2001

		% of Total		% of Total		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Revenues:
Fuel sales	$171.4	60.4%	$239.9	66.7%	$52.2	59.4%	$75.0	65.8%
FBOs	69.6	24.5	74.4	20.7	22.5	25.6	24.1	21.1
Cargo operations	21.1	7.4	23.7	6.6	6.4	7.3	7.9	7.0
Government contract services	21.7	7.7	21.4	6.0	6.8	7.7	6.9	6.1

Total Revenue	$283.8	100%	$359.4	100%	$87.9	100%	$113.9	100%

		% of Total		% of Total		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Gross Margin(1):
Fuel sales	$5.2	3.0%	$5.8	2.4%	$1.8	3.5%	$1.3	1.8%
FBOs	10.4	15.3	11.3	15.2	3.2	14.2	3.5	14.6
Cargo operations	1.0	4.8	5.1	21.6	(0.2)	(2.4)	1.4	17.2
Government contract services	5.4	24.9	4.4	20.3	1.7	24.7	1.3	18.6

Total Gross Margin	$22.0	7.8%	$26.6	7.4%	$6.5	7.4%	$7.5	6.6%

		% of Total		% of Total		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Selling, general and administrative	$7.8	2.8%	$6.1	1.7%	$3.0	3.4%	$2.0	1.7%
Provision for bad debts	1.2	0.4	2.5	0.7	0.5	0.5	0.7	0.6
Depreciation and amortization	7.0	2.5	7.1	2.0	2.3	2.7	2.4	2.1
Interest expense and other	5.3	1.9	5.7	1.6	1.3	1.5	1.8	1.6

Income (loss) before income taxes	0.7	0.2	5.2	1.5	(0.6)	(0.7)	0.6	0.5
Provision (benefit from) for income taxes	0.3	0.1	2.0	0.6	(0.2)	(0.3)	0.2	0.2
Income (loss) from continuing operations before tax	0.4	0.2	3.2	0.9	(0.4)	(0.4)	0.4	0.3
(Loss) Income from discontinued operations	(0.1)	—	0.1	—	—	—	(0.1)	0.1

Net income (loss)	$0.4	0.1%	$3.2	0.1%	$(0.4)	(0.4)%	$0.3	0.3%

(1)	Gross margin as used here and throughout Management’s Discussion excludes depreciation and amortization and selling, general and administrative expense

Three Months ended March 31, 2002 Compared to March 31, 2001

Revenue decreased by 22.8% to $87.9 million in the current period from $113.9 million in the prior year primarily due to lower fuel prices and fuel volume in the current period. Gross margin decreased 13.2% to $6.5 million in the current period from $7.5 million a year ago, primarily due to declines in Cargo operations. The declines were, in part, caused by the slow down in the airline industry resulting from the events of September 11, 2001 and general economic conditions.

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

Revenues from FBOs decreased 6.6 % to $22.5 million in the current period compared to $24.1 million a year ago. The decrease in revenue was primarily due to a decline in fuel prices of 8% and a reduction in fuel volume of 2%. Gross margin decreased 8.5% in the current period to $3.2 million from $3.5 million last year due to lower volume.

Revenues from cargo operations decreased 19.4% to $6.4 million in the current period from $7.9 million a year ago. Revenues were lower in cargo handling, brokerage and general sales agency (“GSA”) due to softness in worldwide trade markets causing a decline in revenues from existing customers. Cargo operations in the current period reflected a negative gross margin of 0.2 million as compared to a $1.4 million gross margin in the year ago period primarily due to lower revenues. The Company’s Cargo operations in Atlanta were negatively impacted during the latest period by higher lease costs associated with a new facility and lower revenues primarily caused by the loss of an account which had represented approximately 30% of its revenues in the year ago period and none in the current period. In response, the Company subleased its Atlanta warehouse facility which should result in improved financial results in future periods. Revenues from existing customers at the Company’s LAX operations for both warehouse and GSA were lower compared to last year due to a softer marketplace. The Cargo business has been impacted by a slowdown in worldwide air cargo tonnage and shipments.

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

Selling, general and administrative expenses increased 54.7% to $3.0 million in the current period from $2.0 million a year ago due primarily to employee severance expenses and higher legal and professional fees in the current period.

Provision for bad debts decreased 29.7% in the current period to $0.5 million from $0.7 million a year ago primarily due to lower sales in the current period and lower reserve requirements.

Depreciation and amortization expense decreased 3.1% in the current period to $2.3 million from $2.4 million in the year ago period primarily due to a decrease in the level of capital expenditures.

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

Nine Months Ended March 31, 2002 compared to March 31, 2001.

Revenues decreased 21.0% to $283.8 million from $359.4 million in the prior year primarily due to lower fuel prices in the current period. Gross margin decreased 17.3% to $22.0 million from $26.6 million a year ago primarily due to declines from Cargo operations. The decline in gross margin was in part, caused by the slow down in the airline industry and the temporary cessation of commercial and general aviation resulting from the events of September 11, 2001 and general economic conditions.

Revenues from fuel sales represented 60.4% of total revenues in the current period compared to 66.7% of total revenue a year ago. Revenues from fuel sales decreased 28.6 % to $171.4 million from $239.9 million last year. The decrease in revenues from fuel sales was primarily due to a decrease of 24% in the price of fuel sold and, to a lesser extent, a decrease of 6.2% in the volume of fuel sold. The volume decline was, in part, caused by the slow down in the airline industry resulting from the events of September 11, 2001. Gross margin from fuel sales decreased 11.5% in the current period to $5.2 million from $5.8 million a year ago. The decrease in gross margin from fuel sales was primarily due to lower margins per gallon based on a change in customer mix.

Revenue from FBOs decreased 6.5% to $69.6 million from $74.4 million a year ago due to a reduction of approximately 6.6% in the price and 3.4% in the volume of fuel sold. Gross margin decreased 6.2% to $10.4 million from $11.3 million in the year ago period due primarily to the decline in business activity following the events of September 11, 2001.

Revenues from cargo operations decreased 10.9% to $21.1 million from $23.7 million a year ago. Revenues were lower in cargo handling, brokerage and GSA due to softness in the marketplace causing a decline in revenues from existing customers. Gross margin from cargo operations decreased 80.3% to $1.0 million from $5.1 million in the year ago period primarily due to lower revenues and partially due to higher operating costs, primarily lease costs, associated with cargo handling.

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

Selling, general and administrative expenses in the current period increased 27.1% to $7.8 million from $6.1 million in the year ago period due to settlement of litigation, employee severance, and increased legal and professional fees.

Provision for bad debts decreased in the current period to $1.2 million from $2.5 million in the year ago period due to lower sales in the current period and lower reserve requirements.

Depreciation and amortization expense was $7.0 million in the current period compared to $7.1 million in the year ago period.

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

As of March 31, 2002, the Company cash and cash equivalents were $1.8 million, a reduction of $2.1 million for the nine month period. Cash provided by operating activities was $1.9 million comprised of $0.4 million from earnings from continuing operations, adjusted for $9.1 million of non-cash items, less $7.6 million for increases in operating net working capital. The increase in net working capital is primarily due to lower current liabilities and accrued expenses.

Net cash generated from investing activities was $2.5. million primarily comprised of proceeds from assets sales of $4.8 million partially offset by capital expenditures of $2.9 million.

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

As a result of the restatement discussed in Note 10, the Company is in noncompliance with the minimum quarterly net earnings debt covenant contained in the Senior Secured Credit Facility. The Company is in discussions with the lenders to obtain a waiver for this debt covenant and until such time as a waiver is executed, the lenders have the right to provide written notice to the Company declaring the total obligations associated with the Senior Secured Credit Facility to be immediately due and payable. If the Senior Secured Credit Facility lenders provide this notice, the holders of the Note have the right to provide the Company with written notice declaring the entire obligations associated with the Note to be immediately due and payable. Therefore, as of March 31, 2002 the Company has classified the total principal amount outstanding on the Senior Secured Credit Facility and the Note, amounting to $24.7 million and $23.2 million as Current portion of long term debt and Senior Subordinated Note, current, respectively. The lenders have not exercised this right.

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