Form 10-K
period 2002-06-30
MERCURY AIR GROUP INC
filed 2002-10-15
CIK 52532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended June 30, 2002

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission file number: 1-7134 1)

MERCURY AIR GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	11-1800515
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5456 McConnell Avenue, Los Angeles, California 90066

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (310) 827-2737

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered

Common Stock — Par Value $.01	American Stock Exchange Pacific Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No. [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [   ] No [X.]

     As of September 19, 2002, 6,537,699 shares of the Registrant’s Common Stock were outstanding. Of these shares, 2,647,883 shares were held by persons who may be deemed to be affiliates. The 3,889,816 shares held by non-affiliates as of September 19, 2002 had an aggregate market value (based on the closing price of these shares on the American Stock Exchange of $3.81 a share) of $14,820,198. As of September 19, 2002, there were no non-voting shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement which is to be distributed in connection with the Annual Meeting of Shareholders to be held on November 19, 2002 are incorporated by reference into Part III of this Form 10-K.

(The Exhibit Index May Be Found at Page 26)

PART I

ITEM 1. BUSINESS

     Mercury Air Group, Inc., a Delaware Corporation, was organized in 1956 and provides a broad range of services to the aviation industry through four principal operating units: fixed base operations, cargo operations, fuels sales, and government contract services. Fixed base operations (“FBOs”) include fuel sales, into-plane services, ground support services, aircraft hangar and tie-down facilities and maintenance at certain locations for commercial, private, general aviation and military aircraft. Cargo operations consist of cargo handling, space logistics operations and general cargo sales agent services. Fuel sales include the sale of fuel and delivery of fuel primarily to domestic and international commercial airlines, business aviation and air freight airlines. Government contract services consist of aircraft refueling and fuel storage operations, base operating support (BOS) services, air terminal and ground handling services and weather observation and forecasting services performed principally for agencies of the United States Government. Additionally, the Company had a fifth operating unit, RPA Airline Automation Services, Inc. (“RPA”) which was sold on July 3, 2001 and is shown as a discontinued operation. As a result, RPA’s current and historical operating results have been reclassified as a discontinued operation. As used in this Annual Report, the term “Company” or “Mercury” refers to Mercury Air Group, Inc. and, unless the context otherwise requires, its subsidiaries. The Company’s principal executive offices are located at 5456 McConnell Avenue, Los Angeles, California 90066 and its telephone number is (310) 827-2737.

     NARRATIVE DESCRIPTION OF THE BUSINESS

     FIXED BASE OPERATIONS

     Mercury currently provides Fixed Base Operations (“FBO”) services at 18 airports throughout the United States either directly through Mercury Air Group, Inc. or through its wholly owned subsidiary Mercury Air Centers, Inc. (“Air Centers”). At each FBO site, the Company: 1.) conducts retail aviation fuel sales and aircraft refueling operations which service principally corporate, private and fractional ownership aircraft and to some extent refueling operations to commercial aircraft, 2.) provides aircraft hangar rental and aircraft tie-down services, and 3.) at a few select FBO sites, provides aircraft maintenance. At each FBO site, the Company maintains administrative offices and provides office rent for its customers. The Company owns and leases refueling vehicles and maintains fuel storage tanks as required to support the fuels sales and into-plane fueling operations. During the year ended June 30, 2002, the Company sold 36,025,000 gallons through its aviation retail fuel sales operations. FBO’s revenue for the year ended June 30, 2002 declined 5.1% from the 2001 fiscal year to $94.4 million, representing 24.6% of the Company’s total revenue for the year. The FBO property and facilities are leased from the respective airport authorities.

     In June 2002, the Company sold its FBO operations at Bedford, Massachusetts to Signature Flight Support Corp. for $15.5 million, resulting in a pre-tax gain of $9.0 million. During the fiscal year ended June 30, 2002, the Bedford FBO had retail aviation fuel sales volume of 2,939,000 gallons, or 8.2% of the Company’s FBO retail sales volume for fiscal 2002. The net proceeds from this sale were used to reduce the outstanding principal of long-term debt.

     The Company’s FBO operations have grown through a combination of organic growth by facility enhancements and expansion and through the strategic acquisition of additional operating locations. In fiscal 2001, the Company acquired the assets of an FBO in Birmingham, Alabama at a cost of approximately $6.6 million, which was funded through the Company’s existing senior credit facility. Also, the Company acquired the assets of an FBO located in Tulsa, Oklahoma for $6.2 million which was also funded through the Company’s existing senior debt facility with payments in fiscal 2001 and fiscal 2000. In fiscal 2000, the Company acquired FBO operations located in Fort Wayne, Indiana, in South Carolina at the Charleston International Airport and at the John’s Island Executive Airport.

     In its continuing effort to improve the quality of service the Company provides through its FBO network, the Company is currently developing plans to: 1) build a new hangar at its Charleston, South Carolina FBO; 2) relocate and upgrade its FBO facilities at Los Angeles International Airport; 3) upgrade and expand its FBO operations in Santa Barbara, California; and 4.) convert an existing hangar at the Ontario International Airport to better accommodate private corporate aircraft. These projects are scheduled to begin in fiscal 2003 pending approval from the respective airport authorities and finalization of project funding.

     The Company continuously assesses its FBO network to position the Company to provide high quality and value added service to its customers. The Company intends on continuing this practice with the assessment of strategic facility acquisitions or dispositions and to enhance its position in the market and through facility enhancements with the goal of upgrading and standardizing the level and quality of service throughout the Company’s FBO network. These initiatives are undertaken with the intent of providing satisfactory return to all stakeholders and to the extent permissible under the Company’s existing credit facilities.

     CARGO OPERATIONS

     The Company’s cargo operations are conducted through its wholly-owned subsidiary, Mercury Air Cargo, Inc. (“MAC”), which provides the following services: cargo handling, space logistics operations, and general cargo sales agent services. MAC’s operations were adversely impacted in 2002 due to the tragic events of September 11, 2001 and due to the general decline in worldwide economic conditions. As a result, MAC’s revenue for the year ended June 30, 2002 declined 10.3% from the 2001 fiscal year to $28.1 million, representing 7.3% of the Company’s total revenue for the year. The revenue decline was due to both reduced volume and severe downward price pressures on the services MAC provides. These factors resulted in a decline in MAC’s gross margin in 2002 to $1.4 million, a reduction of $4.7 million from 2001. In response, during the 4th quarter of 2002, MAC’s management implemented cost reduction initiatives to improve the financial results, including across the board salary reductions. These cost reduction initiatives, along with improvement in the general air cargo business activity, resulted in improved financial results towards the end of fiscal 2002 and into early fiscal 2003. It is too early to determine whether these improved operational and financial results will continue into the remainder of the year.

Cargo Handling

     MAC provides domestic and international air cargo handling, air mail handling and bonded warehousing. MAC is one of only 4 non-airline providers of contractual cargo containerization and palletization for domestic and international airlines and cargo airlines at the Los Angeles International Airport (LAX). In 2002, the Cargo Handling operations comprised 79% of MAC’s revenue.

     MAC handles cargo at LAX, William B. Hartsfield International Airport (ATL), Dorval International Airport (YUL), Mirabel International Airport (YMX) and Lester B. Pearson International Airport (YYZ). In February 2001, MAC entered into a ten-year lease for a 104,646 square foot warehouse and operations area at ATL. At that time, MAC closed down its former warehouse at ATL. In March 2002, MAC entered into a sub-lease agreement for its new warehouse facility at ATL with Lufthansa Handling. This sub-lease agreement allows MAC to continue to provide cargo handling at ATL utilizing Lufthansa Handling as a sub-contract service provider for the operations.

     In April 1998, MAC completed the construction and commenced operation of a 174,000 square foot warehouse at LAX under a five-year lease which has subsequently been extended to expire in 2006. MAC is currently the largest independent cargo handling company at LAX. In mid-2002, MAC relocated its office headquarters to the LAX facility.

     MAC competes in the cargo handling business based on the quality and timeliness of the service it provides along with a competitive pricing structure.

Space Logistics Operations

     MAC brokers cargo space on transcontinental flights within the United States and on international flights to Europe, Asia, the Middle East, Australia, Mexico and Central and South America. Space logistics involves the contracting for bulk cargo space on airlines and selling that space to customers with shipping needs. MAC has an established network of shipping agents who assist in obtaining cargo for shipment on space purchased from airlines, and who facilitate the delivery and collection of freight charges for cargo shipped by MAC. In 2002, the space logistics revenue comprised 10% of MAC’s revenue.

     In April 2002, MAC entered into a one-year renewal of its contract with South African Airways (“SAA”) to purchase all of SAA’s cargo capacity on its passenger flights from the United States to South Africa. MAC’s one-year commitment for these routes is approximately $6.2 million. This allows MAC to effectively arrange and schedule cargo shipments and optimize the return to SAA and to its freight forwarders while providing a reasonable margin to MAC.

     Unlike an air cargo airline which operates its own aircraft, MAC’s space logistics business arranges for the purchase of cargo space on scheduled flights or supplemental flights at negotiated rates. MAC is thereby able to profit from the sale of air cargo space worldwide without the overhead cost of owning and operating an aircraft. In some instances, MAC has entered into fixed minimum commitments for cargo space resulting in exclusive or preferred rights to broker desirable cargo space profitably. Due to the large volume of cargo space contracted, MAC is able to secure air cargo space at rates lower than an individual freight forwarder could arrange. MAC is then able to pass on these lower rates to its customers and still realize a profit. MAC recognizes as revenue the difference between the rate charged to its customers for the space acquired and the cost of the air cargo space.

General Sales Agent Services

     MAC also serves as a general sales agent (“GSA”) directly through its subsidiaries, Hermes Aviation, Inc., Hermes Aviaciaon de Mexico, S.A. de C.V., and Aero Freightways, Inc. of Canada for airlines in the Far East, Canada, Mexico, Central and South America and in the United States. In this capacity, MAC sells the transportation of cargo on client airlines’ flights, using the client airlines’ own airway bills. MAC earns a commission from the airlines for selling their cargo space. In 2002, the GSA business revenue comprised 12% of MAC’s total revenue. As with its space logistics business, the growth for MAC’s GSA business is not constricted by requirements for physical facilities or by large capital commitments.

Mercury World Cargo

     Using its part 135 cargo airline certificate, Mercury World Cargo is able to enter into interline agreements with other airlines worldwide. Using the Mercury World Cargo airway bill as the cargo transportation document and the other airlines’ air cargo capacity, Mercury World Cargo is able to provide a service for both freight forwarders and airlines. Effectively, Mercury World Cargo provides a secondary brand to airlines that prefer not to utilize their own brand for discounted freight. The fiscal year 2002 was the start-up year for this business.

FUEL SALES

     The Company’s fuel sales operations are handled through MercFuel, Inc. (“MercFuel”), a wholly owned subsidiary of the Company. The Company transferred all of its assets and business activities associated with its fuel sales operations to MercFuel in October 2000. MercFuel facilitates the management and distribution of aviation fuel serving as a reseller of aviation fuel for major oil companies, affording the oil companies access to certain customers without the credit risk or administrative costs associated with the management of these customer accounts. MercFuel competes based on the quality of its services by offering a combination of reliable and timely supply, competitive pricing and credit terms, and a real time analysis of the availability, quantity and pricing of fuel in airports and terminals throughout the world.

     MercFuel’s sales activities continue to provide a major revenue source for the Company, representing 60.7% of the Company’s total revenue for the year ended June 30, 2002, a decrease from 66.6% of the Company’s total revenue in 2001. Sales volume in 2002 was 287.7 million gallons, a decline of 21.7 million gallons or 7.0% from 2001. The decline in sales volume was partially due the tragic events of September 11, 2001.

	Year Ended June 30,

	2002	2001	2000

	(In millions)
Fuel Revenue	$232.6	$318.8	$202.8
Gallons Sold	287.7	309.4	232.0

     MercFuel is able to leverage its scale of operations to obtain credit terms and competitive pricing from its suppliers that may not be afforded to MercFuel’s customers. Many of the major oil companies that provide fuel supply to MercFuel have limited infrastructure to support the small to medium sized and emerging carriers that comprise a large portion of MercFuel’s customer base. This arrangement allows MercFuel to offer more competitive pricing and credit terms to its customers than they would be able to obtain directly from the major oil companies. With over 23 years of service in the aviation fuel reselling and distribution industry, MercFuel has established itself as a reliable and price competitive reseller which has resulted in the establishment of significant contracts with smaller and medium sized commercial carriers and business fleet managers. MercFuel’s resale service provides an established distribution network for oil companies worldwide and provides them access to certain markets and customers which they do not directly serve. In addition, MercFuel provides the administrative support required in serving this customer base which would otherwise be required by the major oil companies and assumes the credit risk of supplying this customer base. MercFuel’s experience in the aviation fuel reselling industry allows it to assess those risks in a more effective and efficient manner.

     In many cases, the small to medium sized commercial carriers and business fleet managers are subject to securing aviation fuel supply on the spot market, resulting in high spot fuel prices. MercFuel provides a 24-hour single source coordinated distribution system on a national and international basis through its network of over 400 third party supply locations nationally and 1,000 international locations through which customers can purchase fuel. As a result of this integrated network, MercFuel is able to provide its customers with reliable and competitive fuel pricing from airport to airport enabling its customers to reduce their exposure to the volatile spot market.

     Through its automated on-line system, MercFuel provides its customers with online pricing, fuel location and ordering information streamlining its customers’ fuel purchase process and reducing their administrative costs associated with fuel logistics by providing a single source through which fuel procurement can be arranged and automatically released to the business jet customer.

     MercFuel’s continued success in attracting and retaining its customer base is due, in part, to its willingness to extend credit on an unsecured basis to many of its customers. Otherwise, these customers would be required to prepay or post letters of credit with their suppliers. MercFuel recognized that active oversight and management of credit risk is essential to the Company’s success. The Company’s executive staff and MercFuel management meet regularly to assess and evaluate MercFuel’s credit exposure, in the aggregate and by individual customer. The Company’s credit committee is responsible for approving credit lines above certain pre-established amounts, and for setting and maintaining credit standards to ensure overall credit quality and optimize its credit portfolio.

     MercFuel purchases aviation and other fuel at current market prices from several major oil companies and certain independent and state owned oil companies to meet the expected requirements of its customers. From time-to-time, MercFuel will commit to purchase a fixed volume of fuel, at a fixed price, over an established period of time to meet selected customers’ purchase commitments at set locations. MercFuel’s payment terms generally range from 10 to 30 days, except for bulk purchases which are generally payable in shorter periods. MercFuel has agreements with certain suppliers under which MercFuel purchases a minimum amount of fuel each month at prices which approximate the market price. MercFuel also makes occasional spot purchases of fuel to take advantage of market differentials. To insure supply availability, MercFuel carries limited inventories at various locations. The amount of inventory held at any particular point in time varies depending on market conditions.

     Outside of the United States, MercFuel does not maintain fuel inventory. MercFuel arranges to have fuel delivered directly to its customers’ aircraft in an into-plane arrangement. Domestically, fuels sales are made on either an into-plane basis where fuel is supplied directly into MercFuel’s customers’ aircraft with fuel provided by MercFuel’s supplier or the fuel is delivered from MercFuel’s inventory. While inventory is maintained at multiple locations, inventory levels are maintained at minimum levels.

     MercFuel purchases its fuel from suppliers worldwide at prices that are generally tied to market-based formulas. MercFuel is currently extended unsecured credit for its fuel purchases. If MercFuel’s relationship with any of these key suppliers terminates, MercFuel may not be able to obtain sufficient quantity on competitive terms to meet its customers’ demands. MercFuel may encounter difficulty and/or delays in securing aviation fuel from alternative sources. In addition, financial or supply disruptions encountered by MercFuel’s suppliers could also limit the available of fuel supplied to MercFuel.

     For the fiscal year ended June 30, 2002, MercFuel’s average cost of fuel was 77 cents per gallon, a decrease of 23 cents per gallon, or 23% from 2001. Although MercFuel believes that there are currently adequate aviation fuel supplies to meet its customers’ needs, events outside of MercFuel’s control have in the past resulted in, and could in the future result in, spot shortages or rapid price changes. Although MercFuel has generally been able to pass through fuel price changes to its customers, extended periods of high fuel costs could adversely affect MercFuel’s ability to purchase fuel in sufficient quantities because of credit limits placed on MercFuel by its fuel suppliers.

GOVERNMENT CONTRACT SERVICES

     Mercury conducts its government contract services through its wholly owned subsidiary, Maytag Aircraft Corporation (“Maytag”), which is headquartered in Colorado Springs, Colorado. Maytag provides aircraft refueling, air terminal services, base operating support, and weather data services in 17 countries on four continents.

Aircraft Refueling

     Maytag provides aircraft refueling and related services at 14 military bases in the United States, one in Greece, and one in Okinawa, Japan. Maytag’s refueling contracts generally have a term of four years, with expiration dates ranging from December 2002 to March 2006. Refueling contracts provide a firm-fixed price for specified services. Under the terms of its refueling contracts, Maytag supplies all necessary personnel and equipment to operate government-owned fuel storage facilities and provides 24-hour refueling services for a variety of military and contractor aircraft. All fuel handled in these operations is government owned. In connection with its government contract refueling business, Maytag owns, leases, and operates a fleet of refueling trucks and other support vehicles.

Air Terminal Services

     Maytag provides air terminal and ground handling services to the United States (“U.S.”) Government at 19 locations under seven contracts. Six contracts cover three U.S. military bases in Alaska, Japan, and Korea, and three international airports in Japan, Korea, and Kuwait. Maytag also has one contract servicing international airports in Latin America. Air terminal services contracts are generally for a base period of up to one year, with government options for multiple one-year extension periods. The expiration dates for Maytag’s air terminal contracts range from March 2003 to September 2003. Maytag’s multi-site Latin America air terminal contract has options to extend through September 2004. Air terminal contracts provide a firm-fixed price for specified services. Air terminal and ground handling services include the loading and unloading of passengers and cargo, transient alert, and flight planning services.

Base Operating Support Services

     Maytag provides base operating support (BOS) services at Niagara Falls, NY, Westover, MA, Youngstown, OH and Willow Grove, PA Air Reserve Facilities and Patrick Air Force Base on a subcontracted basis. Under the terms of the subcontracts, Maytag provides, at a firm-fixed price, multi-function services, including fuel management, traffic management, airfield management, air terminal operations, vehicle operations and maintenance services, and meteorological services. Contract expirations range from March 2003 through October 2003, with one to three pre-priced one-year options. The Company believes the Government will exercise all options to extend the contracts.

Weather Data Services

     Maytag provides weather observation and/or weather forecasting services at 17 locations within the United States pursuant to ten contracts with the United States Government and certain local governmental agencies. This includes one weather observation and forecasting contract and nine weather observation contracts. The Weather Data contracts provide firm fixed prices for specified services and are generally for a base period of one year, with multiple one-year options at the government’s election. Weather Data’s existing observation contracts were extended for a one year period ending September 30, 2002. The U.S. Air Force Academy observation and forecasting contract has options to extend through January 2005.

     All of Maytag’s government contracts are subject to competitive bidding. Refueling, air terminal, and weather forecasting contracts are generally awarded to the offeror with the proposal that represents the “best value” to the government. In a “best value” competition, the proposals are evaluated on the basis of price, past performance history of the offeror, and the merit of the technical proposal, creating a more subjective process. Weather observation contracts are generally awarded to the offeror with the lowest priced technically acceptable proposal.

     Maytag’s contracts are all subject to termination at the discretion of the United States Government, in whole or in part. Termination of a contract may occur if the United States Government determines that it is in its best interest to discontinue the contract, in which case closure costs will be paid to Maytag. Termination may also occur if Maytag defaults under a contract. Maytag has never experienced any such default termination.

     RPA

     On July 3, 2001, the Company sold substantially all of the assets of RPA (now Jupiter Airlines Automation Services, Inc.) for cash consideration of $3.6 million. The Company realized a loss of approximately $0.5 million on the sale of discontinued operations.

     MAJOR CUSTOMERS AND FOREIGN CUSTOMERS

     During fiscal 2002, EVA Airways Corporation accounted for approximately 13% of cargo operations revenue. Air Tran Airways and National Airlines, Inc. represented approximately 25% and 21% of MercFuel’s revenue, respectively, and 15% and 13% of consolidated revenue, respectively, for fiscal 2002. During fiscal 2002, government contract services consisted entirely of revenues from agencies of the United States Government. No other customers accounted for over 10% of Mercury’s consolidated revenue or 10% of revenues for any of the four reporting units.

     The Company does business with a number of foreign airlines, principally in the sale of aviation fuels. For the most part, such sales are made within the United States and utilize the same assets and generally the same personnel as are utilized in the Company’s domestic business. Revenues related to these foreign airlines amounted to approximately 18%, 18% and 25% of consolidated revenues for the years ended June 30, 2002, 2001 and 2000, respectively.

     In May 1999, Mercury entered into a fuel management contract with National Airlines, Inc., pursuant to which Mercury began selling fuel to National Airlines, Inc. and managing their fuel requirement at all National Airlines, Inc. locations. On December 6, 2000, National Airlines, Inc. filed for bankruptcy protection. Mercury continues to sell fuel to National Airlines, Inc. on a secured basis, under the auspices of the bankruptcy court.

     SEASONAL NATURE OF BUSINESS

     Mercury’s commercial fuel sales, FBOs and aircraft support operations are seasonal in nature, being relatively stronger during the months of April through December in its fueling operations and FBOs than during the winter months due in part to weather conditions, and increased during summer months due in part to additional commercial and charter flights. MAC’s cargo business is lower during the months of January and February and increases March through December. The cargo business is affected by the patterns of international trade. Operations at military facilities are not seasonal.

     POTENTIAL LIABILITY AND INSURANCE

     Mercury’s business activities subject it to risk of significant potential liability under federal and state statutes, common law and contractual indemnification agreements. Mercury reviews the adequacy of its insurance on an on-going basis. Mercury believes it follows generally accepted standards for its lines of business with respect to the purchase of business insurance and risk management practices. The Company purchases airport liability and general and auto liability in amounts which the Company believes are adequate for the risks of its business.

     COMPETITION

     MercFuel competes with approximately five independent fuel suppliers, of which the largest is World Fuel Services Corporation. Additionally, the division competes with other aircraft support companies which maintain their own sources of aviation fuel. Many of MercFuel’s competitors have greater financial, technical and marketing resources than Mercury. In addition, certain airlines provide cargo and fueling services comparable to those furnished by Mercury. At LAX Mercury competes with, in addition to the airlines, three fuel delivery providers and with three non-airline entities with respect to air cargo handling business. Generally, FBOs have a minimum of one competitor at each airport as well as national multi-location chains. Mercury has many principal competitors with respect to government contracting services including certain small disadvantaged businesses which receive a ten percent cost advantage with respect to certain bids and set asides of certain contracts. Recently the FBO market has seen the emergence of increased competition among several national FBO chains owned by major corporations whose total sales and financial resources exceed those of Mercury. Substantially all of Mercury’s services are subject to competitive bidding. Mercury competes on the basis of price, quality of service, prior relationship with customers, and credit terms.

     ENVIRONMENTAL MATTERS

     Mercury must continuously comply with federal, state and local environmental statutes and regulations associated with its fuel storage tanks and fueling operations. These requirements include, among other things, tank and pipe testing for integrity and soil sampling for evidence of leaking and remediation of detected leaks and spills. Other than the $3.4 million spent during the 1999 fiscal year to comply with certain federal mandates regarding below ground fuel tanks, there have been no material capital expenditures nor has there been a material negative impact on Mercury’s earnings or competitive position in performing such compliance and related remediation work. In late 1998, Mercury, and many other companies operating on Southern California airports received notice of potential violations of California Environmental Protection Agency — Air Resources Board regulations. This notice alleged that such companies had violated the act by fueling airport service vehicles with Jet A fuel. Mercury immediately brought all of its operations into full compliance with all applicable regulations and has entered into a settlement agreement with the state of California. In addition, it has undertaken a review of federal and state regulations to ensure future compliance. The Company has agreed to provide certain environmental remediation on property formerly leased by the Company in Anaheim, California. The Company terminated operations on this leased property in fiscal 1987 at which time a closure letter was in effect. The Company has installed an approved remediation system at a cost of approximately $78,000 and expects to incur maintenance cost for a period of between six and 24 months of $4,500 per month. Mercury received notice from the EPA on August 9, 2001 that the EPA expected Mercury to provide secondary containment for mobile fuel trucks at its Fort Wayne, Indiana facility. Mercury is working with the EPA, trade association, and the Airport to resolve this issue. Mercury knows of no other basis for any notice of violation or cease and abatement proceeding by any governmental agency as a result of failure to comply with applicable environmental laws and regulations.

EMPLOYEES

As of August 31, 2002, Mercury employed 1,558 full-time and 339 part-time persons in its following operating units: fuel sales, 40 full-time and one part-time person; corporate, 38 full-time and two part-time persons; cargo operations, 454 full-time and 47 part-time persons; FBOs 646 full-time and 46 part-time persons; and government services, 380 full-time and 243 part-time persons. Maytag has collective bargaining agreements which effect approximately 143 employees in its weather and base support operations. MAC has collective bargaining agreements which affect approximately 54 employees in its ground handling operations. Management believes that, in general, wages, hours, fringe benefits and other conditions of employment offered throughout Mercury’s operations are at least equivalent to those found elsewhere in its industry and that its general relationships with its employees is satisfactory.

ITEM 2. PROPERTIES.

     Listed below are the significant properties leased or owned by Mercury as of June 30, 2002

	LEASED	ANNUAL	EXPIRATION	ACTIVITY AT	FACILITY
LOCATION	OR OWNED	RENTAL	OF LEASE	FACILITY	DESCRIPTION

CORPORATE HEADQUARTERS
5456 McConnell Los Angeles, California (3)	Leased	$440,000	December 2006	Landlord, executive and support personnel offices	22,500 sq.ft. building
MAYTAG OPERATIONS
6145 Lehman Drive, Suite 300 Colorado Springs, CO (1)	Owned	N/A	N/A	Landlord, executive and support personnel offices	8,000 sq.ft. offices
HARTSFIELD ATLANTA INT’L AIRPORT
Cargo Building “A” South Cargo Area	Leased	$924,000	December 2010	Landlord, cargo handling warehouse with offices	60,597 sq. ft. of cargo warehouse facility with 9,785 of office space on 2.4 acres of land
LOS ANGELES INT’L AIRPORT
6851 W. Imperial Highway, Los Angeles, CA	Leased	$754,000	December 2004	Cargo hangar, with offices and executive offices rented to customers	70,245 sq.ft. of offices and cargo warehouse facility on 5.4 acres
6040 Avion Drive Los Angeles, CA	Leased	$2,242,000	June 2006	Cargo handling warehouse with offices	207,000 sq.ft. offices and cargo warehouse facility
7000 World Way West Los Angeles, CA	Leased	$295,000	Month-to-month	Service and refueling of private aircraft	2,000 sq.ft. of executive terminal on 1.93 acres
LESTER B. PEARSON INT’L AIRPORT
Concession 6 East Hurontario St. (2)	Leased	$121,800	November 2010	Cargo handling warehouse with offices	5,447 sq. ft. office space and 48,360 sq. ft. of warehouse space
DORVAL INT’L AIRPORT
800 Stuart Graham Blvd. South Dorval, Quebec (3)	Leased	$489,000	November 2007	Cargo handling warehouse with offices	51,000 sq.ft. warehouse and 2,432 sq.ft. of office space
MIRABEL INT’L AIRPORT
12005, Rue Cargo A-3, Suite 102 Mirabel, Quebec	Leased	$83,000	November 2005	Cargo handling warehouse with offices	1,200 sq.ft. warehouse and 570 sq. ft. of office space

ONTARIO INT’L AIRPORT
2161 East Avion Ontario, CA	Leased	$287,000	April 2008	Landlord, service and refueling of commercial and private	Offices and hangars on 14.4 acres
2161 East Avion Ontario, CA	Leased	$11,020	December 2005	Aircraft parking	24,000 sq. ft. of hanger space
1150 South Vineyard Avenue Ontario, CA	Leased	$250,000	Month-to-Month	Landlord, ramp, parking, office and hangar space	32,400 sq. ft. of hangar, shop area and office space. Site, ramp and parking on 5.4 acres.
BAKERSFIELD AIRPORT
1550 Skyway Drive Bakersfield, CA (3)	Leased	$137,000	May 2020	Landlord, service and refueling of commercial and private Aircraft	Executive offices, terminal and hangars on 6.14 acres
BURBANK-GLENDALE-PASADENA AIRPORT
4301/4405/4407/4409/4411/4531 10660/10670/10700/10750 /10760/10800/10820	Leased	$1,745,000	April 2025	Landlord, service and refueling of commercial and private aircraft	Offices hangars, and shop facilities on 27.65 acres
Sherman Way, Burbank, CA
4561 Empire Ave. Burbank, CA	Leased	$78,000	December 2010	Landlord, service and refueling of commercial and private Aircraft	68,200 sq. ft. of ramp space

	LEASED	ANNUAL	EXPIRATION	ACTIVITY AT	FACILITY
LOCATION	OR OWNED	RENTAL	OF LEASE	FACILITY	DESCRIPTION

6920 Vineland Ave. No. Hollywood, CA	Leased	$164,000	Month to month	Landlord, service and refueling of commercial and private Aircraft	5,200 sq. ft. of offices, hangars and shop facilities
CHARLESTON INTERNATIONAL AIRPORT
6060 S Aviation Wy. N. Charleston, SC	Leased	$161,160	August 2007	Terminal, office, and hangars	148,000 sq. ft. of Offices, hangars and parking area

6070 Perimeter. N. Charleston, SC	Leased	$11,680	Month-to-month	Building and hanger space	Hangars, building, shop facilities and parking areas

Johns Island Airport 2700 Fort Trenholm Johns Island, SC	Leased	$26,130	May 2004	Terminal, office, and hanger space	consisting of 6.6 acres 285,200 sq. feet on 6.54 acres

SANTA BARBARA MUNICIPAL AIRPORT
404 Moffet Road Goleta, CA	Leased	$9,360	Month-to-month	Landlord, service, maintenance, and refueling of commercial and private aircraft	8 T-Hangar space totaling 28,413 sq. ft.

404 Moffet Road Goleta, CA (Building 124 &126)	Leased	$56,000	Month-to-month	Building space	9,360 sq. ft of building space

204 Moffett Place Goleta, CA	Leased	$28,920	Month-to-month	Building space and parking spaces	10,370 sq. ft. office space and 10 parking spaces
Building 121
302 Moffet Place Goleta, CA	Leased	$39,580	Month-to-month	Building space	3,120 sq. ft office space

Building 122
327 Firestone Rd. Goleta, CA	Leased	$31,000	June 2032	Fuel Farm

FRESNO YOSEMITE INT’L AIRPORT
5045 E. Anderson Avenue Fresno, CA	Leased	$74,000	April 2020	Landlord, service and refueling of commercial and private aircraft aircraft	8.47 acres

5045 E. Anderson Avenue Fresno, CA	Leased	$67,000	August 2006	Terminal, office and hangar facility	Hangars and offices on 2.16 acres

5045 E. Anderson Avenue Fresno, CA	Leased	$115,000	May 2005	Hangar and commercial office space	22,000 sq. ft. office space on 19.26 acres
WM. B. HARTSFIELD INT’L AIRPORT
1200 Toffie Terrace Atlanta, GA	Leased	$107,000	Month- to-month	Landlord, service and refueling of commercial and private aircraft	4,800 sq.ft. of offices and ramp area on 11.2 acres
DEKALB-PEACHTREE AIRPORT
1951 Airport Road Atlanta, GA (3)	Leased	$238,000	November 2006	Landlord, service and refueling of commercial and private aircraft.	164,288 sq.ft. of offices, hangars, and land on 24.89 acres
RENO CANNON INT’L AIRPORT
655 So. Rock Blvd. Reno, NV	Building owned, land leased	$13,000	June 2017	Landlord, service and refueling of commercial, private and military aircraft	33,000 sq.ft. of hangars and administrative building on 23.7 acres of land

1500 Terminal Way Reno, NV	Leased	$21,215	August 2007	Ground Support Equipment Service Bay	1,247 sq. ft. of office space and 2,087 sq. ft. of warehouse

	LEASED	ANNUAL	EXPIRATION	ACTIVITY AT	FACILITY
LOCATION	OR OWNED	RENTAL	OF LEASE	FACILITY	DESCRIPTION

ADDISON AIRPORT 4400 Glenn Curtiss Dr. Dallas, TX (3)	Leased	$314,000	September 2021	Landlord, service and refueling of commercial and private aircraft	49,472 sq. ft. of offices and hangars on 2.80 acres

4400 Glenn Curtiss Dr. Dallas, TX (3)	Leased	$52,000	June 2022	Landlord, service and refueling of commercial and private aircraft	57,949 sq. ft. of offices and hangar space on 6.28 acres

4400 Glenn Curtiss Dr. Dallas, TX (3)	Leased	$8,000	July 2021	Landlord, service and refueling of commercial and private aircraft	12,600 sq. ft. of offices and hangar space

4400 Glenn Curtis Dr. Dallas, TX (3)	Leased	$28,000	Month-to-month	Fuel farm

CORPUS CHRISTI 355 Pinson Drive Corpus Christi, TX (3)	Leased	$19,000	October 2009	Landlord, service and refueling of commercial and private aircraft	66,096 sq. ft. of offices and hangars on 6.69 acres

NASHVILLE INT’L AIRPORT 635 Hangar Lane Nashville, TN	Leased	$247,000	June 2012	Landlord, service and refueling of commercial and private aircraft	Office and hangars on 38.69 acres

JACKSON INT’L AIRPORT 110 S. Hangar Drive Jackson, MS (3)	Leased	$107,000	February 2006	Landlord, service and refueling of commercial and private aircraft	Office and hangars on 7 acres

TULSA INT’L AIRPORT 7500 E. Apache Hangar 1&2 Tulsa, OK	Leased	$73,000	April 2019	Landlord, service and refueling of commercial and private Aircraft	Office and hangars on 11.23 acres

7500 E. Apache Hangar 22 & 26 Tulsa, OK	Leased	$22,000	April 2019	Landlord, service and refueling of commercial and private Aircraft	Land consisting of 5.23 acres

7500 E. Apache Hangar 22 & 26 Tulsa, OK	Leased	$62,000	June 2011	Landlord, service and refueling of commercial and private Aircraft	Office and hangars on 5.23 acres

7500 E. Apache Hangar 18 Tulsa, OK	Leased	$11,000	June 2016	Landlord, service and refueling of commercial and private Aircraft	Hangar space on 6.18 acres

FORT WAYNE AIRPORT Fort Wayne-Allen County Airport Authority Hangar 37,41, 41A Building 28	Leased	$43,650	December 2003	Landlord, service and refueling of commercial and private Aircraft	Office, hangars, and ramp space on 172,734 sq. ft of land

Fort Wayne-Allen County Airport Authority Hangar 40, 43	Leased	$66,700	December 2003	Landlord, service and refueling of commercial and private Aircraft	234,451 sq. ft. of office, hangar, parking and ramp space

Fort Wayne-Allen County Airport Authority Hangar 42	Leased	$54,900	November 2004	Landlord, service and refueling of commercial and private Aircraft	49,500 sq. ft of hangar, ramp and parking space

Fort Wayne-Allen County Airport Authority Hangar 45	Leased	$40,400	October 2016	Landlord, service and refueling of commercial and private Aircraft	Aircraft hangar space consisting of 53,658 sq. ft.

Fort Wayne-Allen County Airport Authority Hangar D	Leased	$8,600	August 2003	Landlord, service and refueling of commercial and private aircraft	Aircraft hangar space consisting of 4,000 sq. ft.

	LEASED	ANNUAL	EXPIRATION	ACTIVITY AT	FACILITY
LOCATION	OR OWNED	RENTAL	OF LEASE	FACILITY	DESCRIPTION

Fort Wayne-Allen County Airport Authority T-Hangar	Leased	$2,100	Month to month	Landlord, service and refueling of commercial and private aircraft	2,500 sq. ft. of Aircraft hangar space
Fort Wayne-Allen County Airport Authority Parcel No. 1,2, & 3	Leased	$21,400	November 2004	Landlord, service and refueling of commercial and private aircraft	115,128 sq. ft. of space used for parking, ramp and hangar space
Fort Wayne-Allen County Airport Authority	Leased	$100	December 2005	Landlord, service and refueling of commercial and private aircraft	Fuel Farm Consisting of 57,000 sq. ft.
BIRMINGHAM AIRPORT
Birmingham Airport Parcel 1-6&9	Leased	$140,400	August 2021	Landlord, service and refueling of commercial and private aircraft	Office, hangar, storage, and ramp space on 29.30 acres
Parcel “G”	Leased		August 2021	Fuel Farm

(1)	This property was purchased in May 1995 for $515,000 and is subject to a first mortgage to U.S. Bank in the sum of $298,000 at June 30, 2002 repayable with interest at 9% in equal monthly installments of approximately $4,450, the last payment due May 2010.

(2)	Term date is subject to change upon completion of tenant improvements.

(3)	The leasehold interest is subject to security interest granted to Fleet National Bank f/k/a Bank Boston.

     At most commercial airports where Mercury operates FBOs, Mercury maintains its own fuel storage capabilities. Effective January 1, 2000, Mercury has replaced, retrofit or closed most of its existing underground fuel storage facilities in order to comply with applicable federal regulations. See “Business— Environmental Matters” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources.” The following table summarizes Mercury’s existing fuel storage facilities.

Approximate
Capacity
Location	(gallons)

Los Angeles, California	310,000(UG)
Bakersfield, California	98,000(62,000 AG; 36,000 UG)
Burbank, California	(1)
Santa Barbara, California	54,000
Reno, Nevada	47,000(AG)
Ontario, California	88,000(UG)
Dallas, Texas	57,000(UG)(2)
Corpus Christi, Texas	25,000(AG)
Atlanta, Georgia (Hartsfield)	49,000(AG)
Atlanta, Georgia (Peachtree)	47,000(AG)
Fresno, California	42,000(AG)
Nashville, Tennessee	37,000(AG)
Charleston, South Carolina	24,000(AG)
Jackson, Mississippi	42,000(AG)(3)
Tulsa, Oklahoma	126,000(UG)
Fort Wayne, Indiana	170,000(AG)
John’s Island, South Carolina	18,000(UG)
Birmingham, Alabama	195,500(AG)

(AG)	= Above-ground fuel storage (UG) = Under-ground fuel storage

(1)	Consortium fuel farm used as an alternative.

(2)	Facility owned by a third-party.

(3)	Presently use a third party tank form consortium, for balance of requirement.

     Management believes that Mercury’s property and equipment are adequate for its present business needs. Mercury fully utilizes the real properties it owns or leases for its business. Mercury’s operating profits are substantially dependent on a number of its leased facilities which enjoy strategic airport locations and could be adversely affected by a failure to obtain alternative facilities or renew a lease at expiration.

ITEM 3. LEGAL PROCEEDINGS.

     In April 2000, Mercury filed a collection action against AER Global Logistics (“AER”) in the state of New York. AER filed a counterclaim for $5.0 million alleging among other things, tortious interference with contract. Mercury believes that this counterclaim is without merit, and accordingly, does not believe this matter will have a significant impact on it financial position or operating results.

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

     On November 30, 2001, the Company received notice of a counter-complaint filed by UPS against the Company and a third party seeking indemnification and reimbursement in the amount of $470,000 for the costs incurred as a result of a fuel spill at the Ontario, California Airport. The Company has provided a response to UPS denying such claim and on September 28, 2001, filed a lawsuit seeking reimbursement for damages. Mercury does not believe the outcome of this claim will have a significant impact on its financial position or operating results.

     On May 1, 2002, Mercury received a Notice of Violation (“NOV”) for its Fort Wayne, Indiana facility alleging that Mercury’s Spill Prevention, Control and Countermeasure Plan (“SPCC”) does not meet certain federal regulatory guidelines. Specifically, the EPA alleged that Mercury’s SPCC failed to provide for proper parking, secondary containment, and proper drainage of its refueler trucks. The EPA has requested that Mercury submit a written response to its allegations. The Company is in the process of responding to the EPA. Mercury intends to fully comply with all EPA requirements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Mercury’s Common Stock is listed and traded on the AMEX under the Symbol “MAX”. The table below sets forth, for the quarterly periods indicated, the high and low closing sale prices per share of Common Stock

	High	Low

FISCAL 2002:
Quarter ended June 30, 2002	$4.60	$4.55
Quarter ended March 31, 2002	4.45	4.45
Quarter ended December 31, 2001	5.10	4.97
Quarter ended September 30, 2001	5.10	4.65
FISCAL 2001:
Quarter ended June 30, 2001	$7.39	$5.37
Quarter ended March 31,2001	6.95	4.75
Quarter ended December 31, 2000	6.50	4.56
Quarter ended September 30, 2000	7.19	6.00

     As of September 18, 2001 there were approximately 333 holders of record.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data for each of the five years ended June 30, 2002 have been derived from the audited consolidated financial statements of Mercury. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	YEAR ENDED JUNE 30,

INCOME STATEMENT DATA	2002	2001	2000	1999	1998

	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales and Revenues	$383,342	$478,446	$334,333	$218,272	$238,490
Costs and Expenses	355,070	444,181	300,596	187,052	210,562

Gross Margin	28,272	34,265	33,737	31,220	27,928
Selling, General and Administrative Expenses	11,518	7,929	7,223	7,118	6,161
Provision for Bad Debts	1,358	3,425	5,408	1,721	1,971
Depreciation and Amortization	9,213	9,331	8,485	8,297	4,982
Loss Resulting from Bankruptcy of a Customer	—	300	—	—	7,050
Gain on sale of facilities and property	(8,929)
Interest Expense	5,710	7,184	6,293	4,379	3,540
Other (Income) Expense, net	873	(48)	(133)	(178)	(589)

Income before Income Taxes	8,529	6,144	6,461	9,883	4,813
Provision for Income Taxes	3,326	2,397	2,520	3,854	1,877

Income from continuing operations	5,203	3,747	3,941	6,029	2,936
(Loss) income from discontinued operations	(170)	(858)	(933)	393	91
Loss on sale of discontinued operations	—	(477)	—	—	—
Extraordinary Item	—	—	(979)	(483)	—

Net Income	$5,033	$2,412	$2,029	$5,939	$3,027

Net Income Per Share:
Basic:
From continuing operations	$0.79	$0.57	$0.60	$0.90	$0.42
(Loss) income from discontinued operations	(0.02)	(0.13)	(0.14)	0.06	—
Loss on sale of discontinued operations	—	(0.07)	—	—	—
Extraordinary item	—	—	(0.15)	(0.07)	—

Net income	$0.77	$0.37	$0.31	$0.89	$0.42

Diluted:
From continuing operations	$0.78	$0.56	$0.55	$0.69	$0.38
(Loss) income from discontinued operations	(0.03)	(0.13)	(0.12)	0.04	—
Loss on sale of discontinued operations	—	(0.07)	—	—	—
Extraordinary item	—	—	(0.13)	(0.05)	—

Net income	$0.75	$0.36	$0.30	$0.68	$0.38

	AT JUNE 30,

BALANCE SHEET DATA	2002	2001	2000	1999	1998

Total Assets	$134,686	$152,488	$135,131	$126,534	$111,118
Short-Term Debt (including current portion of long- term debt)	14,677	7,461	6,936	6,806	3,732
Long-Term Debt	14,351	44,560	42,358	44,285	30,619
Subordinated Debt-current	23,179	—	—	—	—
Subordinated Debt	—	23,030	22,844	—	—
Convertible Subordinated Debentures	—	—	—	19,852	28,090
Dividends per Common Share	—	—	—	—	.013

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     RESULTS OF OPERATIONS — FISCAL 2002, 2001 AND 2000

     The following tables set forth, for the periods indicated, the revenue and gross margin for each of the Company’s four operating units included in continuing operations, as well as selected other financial statement data.

	Year Ended June 30,

	2002		2001		2000

		% of		% of		% of
		Total		Total		Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues

	($ in millions)
Revenues:
Fuel Sales	$232.6	60.7%	$318.8	66.6%	$202.8	60.7%
FBOs	94.4	24.6	99.5	20.8	73.7	22.0
Cargo Operations	28.1	7.3	31.3	6.6	32.5	9.7
Government Contract Services	28.2	7.4	28.8	6.0	25.3	7.6

Total Revenues	$383.3	100%	$478.4	100%	$334.3	100%

		% of		% of		% of
		Unit		Unit		Unit
	Amount	Revenues	Amount	Revenues	Amount	Revenues

Gross Margin (1):
Fuel Sales	$6.6	2.8%	$7.4	2.3%	$7.9	3.9%
FBOs	13.5	14.3	15.0	15.1	11.5	15.6
Cargo Operations	1.4	5.0	6.1	19.4	9.3	28.6
Government Contract Services	6.8	24.1	5.7	19.7	5.0	19.9

Total Gross Margin	$28.3	7.4%	$34.2	7.2%	$33.7	10.1%

		% of		% of		% of
		Total		Total		Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues

Selling, General and Administrative	$11.5	3.0%	$7.9	1.7%	$7.2	2.2%
Provision for Bad Debts	1.4	0.4	3.4	0.7	5.4	1.6
Depreciation and Amortization	9.2	2.4	9.3	1.9	8.5	2.5
Interest Expense and Other	6.6	1.7	7.5	1.6	6.2	1.8
(Gain) on sale of facilities & property	(8.9)	(2.3)

Income from continuing operations before Income Taxes	8.5	2.2	6.1	1.3	6.4	1.9
Provision for Income Taxes	3.3	.8	2.4	0.5	2.5	0.8

Income from continuing operations	5.2	1.4	3.7	0.8	3.9	1.2
(Loss) income from discontinued operations	(0.2)	(0.1)	(0.8)	(0.2)	(0.9)	(0.3)
Loss on sale of discontinued Operations	—	—	(0.5)	(0.1)
Extraordinary Items	—	—	—	—	(1.0)	(0.3)

Net Income	$5.0	1.3%	$2.4	0.5%	$2.0	0.6%

(1)	Gross Margin as used here and throughout Management’s Discussion and Analysis includes certain selling, general and administration costs which are charged directly to the operating units, but excludes depreciation and amortization expenses and Selling, General and Administrative Expenses.

Fiscal Year ended June 30, 2002 compared to Fiscal Year ended June 30, 2001

     Revenue for the Company was $383.3 million in fiscal year 2002, representing a decline of $95.1 million or 20% from fiscal year 2001 revenue of $478.4 million. The revenue decline was primarily attributable to lower revenue in both the MercFuel and FBO businesses due to lower fuel oil commodity prices and due to the reduced business levels attributed to the aftermath of the tragic events of September 11, 2001. Gross margin in FY 2002 was $28.3 million, representing a decline of $5.9 million, or 17.3% from the Gross Margin realized in FY 2001 of $34.2 million. The lower gross margin is primarily due to lower general business activity resulting from September 11, 2001 and lower realized margins and general business activity in Cargo operations.

     The Company’s FBO business had revenue of $94.4 million in FY 2002, a decrease of $5.1 million or 5.1% from the FY 2001 revenue level of $99.5 million. The revenue for FY 2002 was based on sales volume of 36.0 million gallons compared to a sales volume in FY 2001 of 36.4 million gallons. The average realized sales price in FY 2002 was $1.679 per gallon resulting in average sales margin of $0.799 per gallon. This compares to the average realized sales price in FY 2001 of $1.819 per gallon and an average sales margin of $0.717 per gallon. The sales volume decline in FY 2002 as compared to FY 2001 of 378 thousand gallons, or 1.0%, was primarily due to airport closures following September 11, 2001. It is estimated that the FBO sales volume declined approximately 400 thousand gallons during general aviation shutdown.

     The FBO business generated gross margin of $13.5 million in FY 2002, a decrease of $1.5 million or 10% from the gross margin of $15.0 million generated in FY 2001. The lower gross margin is primarily attributed to the lower sales volume and higher operating expenses.

     In June, the Company sold its FBO operation at Bedford, Massachusetts to Signature Flight Support Corp. resulting in a pre-tax gain of $9.0 million. Prior to the sale, the Bedford FBO had revenue of $7.5 million in fiscal year 2002 and $7.3 million in fiscal year 2001 resulting in gross margin of $1.8 million and $1.4 million, respectively.

     Revenue from the Company’s government contract services business was $28.2 million in FY 2002, a decrease of $0.6 million or 2.0% from the FY 2001 revenue level of $28.8 million. The major decrease in government contract sales was the loss of revenue from the Yokota, Japan contract. This contract represented 17% of revenues during the prior year. In addition revenue from Weather Data Services contracts decreased during the current year. These losses were mitigated in part by additional revenues from refueling, base operating system contracts, and air terminal contracts of $7.4 million or 26.4% of Maytag fiscal 2002 revenues.

     The government contract services business had gross margin of $6.8 million in FY 2002, an increase of $1.1 million or 19.3% from the gross margin of $5.7 million realized in FY 2001. Despite the loss of $1.3 million in gross margin from the Yokota contract, margins on other air terminal contract increased $1.5 million from the prior year, primarily due to the Kuwait contract. In addition, base operating support contract’s gross margin increased $1.0 million from the prior year.

     MercFuel, the Company’s fuel sales business generated revenue in FY 2002 of $232.6 million, a decrease of $86.2 million or 27.0% from FY 2001 revenue of $318.8 million. The decline in revenue was due to both the lower average sales realization and lower volume. Fuel sales volume for FY 2002 was 287.7 million gallons, a decrease of 21.7 million gallons from FY 2001. The average sales price in 2002 was $0.809 per gallon, a decrease of 21.5% from FY 2001 average sales price of $1.031 per gallon. The lower sales volume is attributed to the effects of September 11, 2001 on the airline industry and the general decline in general aviation in the United States and abroad.

     Despite the 27.0% decline in revenue, the fuel sales business had gross margin of $6.6 million in FY 2002, a decline of $0.8 million from the 2001 gross margin of $7.4 million. The average sales margin of 3.8 cents per gallon in 2002 was virtually unchanged from fiscal 2001.

     Cargo operations had revenue of $28.1 million in FY 2002, a decrease of $3.2 million or 10.3% from the FY 2001 revenue of $31.3 million. The Cargo operations segment experienced revenue declines in all of its areas of operations in 2002 as compared to 2001 as air cargo traffic declined as a result of the worldwide economic slowdown and the aftermath of September 11, 2001.

     The decline in revenue and general air cargo business activity resulted in lower gross margin for the Air Cargo segment to $1.4 million in 2002, a decrease of $4.7 million or 77.7% from last year’s gross margin of $6.1 million. The cargo handling business realized gross margin of $1.8 million in 2002, a decline of $2.6 million or 59% from last year’s gross margin of $4.4 million, as volume of activity declined and general surplus of storage capacity in the marketplace resulted in pricing competition among cargo handlers. The space brokerage business realized gross margin of $1.4 million, a decline of $1.0 million or 41.6% from the gross margin of $2.4 million in 2001 as carriers reduced flights in response to declining air cargo traffic. The Company also incurred start-up expenses of $0.4 million associated with its Mercury World Cargo business in 2002 in addition to administrative expenses for cargo operations of $1.6 million in fiscal 2002.

     Bad debt expenses in 2002 totaled $1.4 million or 0.3% of total revenue. This represents a reduction of $2.1 million of expense from 2001’s bad debt expense of $3.4 million which included $1.6 million associated with a legal settlement with WPAI and $1.0 million associated with Tower Aviation both related to alleged preferential treatment claims.

     Selling, general and administration (“G&A”) expenses increased in 2002 to $11.5 million, an increase of $3.6 million or 45.6% from the 2001 expense of $7.9 million. The increase in Corporate and G&A expenses was primarily associated with higher professional services associated with public relations, legal advisory and accounting services and with executive severance costs.

     The Company incurred a one-time expense of $1.0 million associated with the formation and aborted initial public offering of MercFuel, Inc. The costs incurred in establishing MercFuel as a stand-alone entity and in preparing the initial public offering were expensed when the decision was made to abort the spin-off after the September 11, 2001 incident.

     Depreciation and Amortization expense in 2002 was $9.2 million, a decrease of $0.1 million from 2001. The lower depreciation expense is attributed to the sale of the Company’s corporate headquarters in 2002.

     Interest expense for the 2002 fiscal year was $5.7 million, a decrease of $1.5 million or 20.5% from the interest expense incurred in 2001. The lower interest expense can be attributed to both lower effective rates of interest and lower average debt outstanding as the Company focused on the repayment of debt to reduce its debt service level.

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

     Revenue from Cargo operations decreased 3.5% in fiscal 2001 to $31.3 million from $32.5 million in fiscal 2000. The decrease was primarily attributable to a reduction in space brokerage revenue, primarily related to the Tower Air bankruptcy which occurred during the third quarter of fiscal 2000, and partially offset by higher handling revenue. Gross margin decreased 34.5% in fiscal 2001 to $6.1 million from $9.3 million in fiscal 2000, primarily due to lower space brokerage revenue and higher cargo handling costs.

     Revenue from government contract services increased 13.8% to $28.8 million from $25.3 million in the year ago period. The increase in revenues from government contract services was primarily due to the addition of new contracts during the last twelve months and higher revenue from the Yokota, Japan contract. Partially offsetting this were two refueling contracts lost and lower Weather Observation and Forecasting revenue, based on a lower number of contracts. Gross margin from government contract services in the current period increased 12.7% to $5.7 million from $5.0 million in fiscal year 2000 due to higher revenues. A significant contract, Yokota, Japan, which provided $5.1 million of revenue or 17.6% of Maytag’s total revenues during fiscal year 2001, terminated in September 2001 and was not renewed.

     Selling general and administrative expenses in fiscal year 2001 increased 9.8% to $7.9 million from $7.2 million in the year ago period. The increase was primarily due to higher professional fees primarily related to costs incurred in litigation settlements and other legal fees.

     Provision for bad debts decreased 36.7% in fiscal 2001 to $3.4 million from $5.4 million in fiscal 2000 primarily due to the write off of Tower’s receivable balance of $2.7 million in the year ago period (as a result of its bankruptcy). The provision in the current year includes $1.6 million which is attributable to a legal settlement with WPAI and $1.0 million which is attributable to a legal settlement with Tower, both of which related to alleged preference payments made to the Company prior to bankruptcy filings. These amounts were partially offset by $1.0 million in bad debt recoveries related to a former customer. Future periods may continue to be impacted by higher reserve requirements.

     Depreciation and amortization expense increased 10% to $9.3 million in fiscal year 2001 from $8.5 million in fiscal year 2000. The increase is primarily related to the Fort Wayne and Birmingham FBO acquisitions and various capital expenditures during the past year.

     Interest expense and other (net) increased 20.7% in fiscal 2001 to $7.5 million from $6.2 million in fiscal 2000 due to higher initial interest rates and higher average outstanding borrowings. Additionally, the Company wrote-off its investment in National Airlines due to the bankruptcy filing of National Airlines in December 2000.

     Income tax expense approximated 39.0% of pretax income in both fiscal 2001 and fiscal 2000 reflecting the expected effective annual income tax rate.

     On July 3, 2001 the Company sold RPA, its airline software services subsidiary. As a result, RPA’s historic operating results (and loss on sale) have been classified as discontinued operations. In 2001, the loss on discontinued operations consisted of operating losses of $0.8 million (net of income tax benefit of $0.5 million) and loss on sale of $0.5 million (net of income tax benefit of $0.3 million). For the year ended June 30, 2000, RPA incurred operating losses of $0.9 million (net of income tax benefit of $0.6 million). For the year ended June 30, 1999, RPA had operating income of $0.4 million (net of income tax expense of $0.3 million).

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations primarily through operating cash flow, bank debt and various public and private placements of bonds and subordinated debt. The Company’s cash balance as of June 30, 2002 was $5.6 million, an increase of $1.8 million from June 30, 2001.

     Net cash provided from operating activities in 2002 was $14.4 million, an increase of $0.9 million from FY 2001. Net income and other operating activities provided net cash of $6.9 million in 2002 with lower customer accounts receivable providing $5.2 million of net cash. The reduction in accounts receivable to $47.0 million was primarily due to lower receivables associated with the Company’s fuel sales business, which can be attributed to lower average fuel prices. Lower inventories of $1.1 million and higher income taxes payable of $3.8 million were partially offset by lower fuel oil payables to result in the remaining net cash provided by operating activities. The higher income taxes payable is the result of the gain on the sale of the Bedford FBO during the 4th quarter of 2002 and the lower fuel oil payables is due to lower fuel prices.

     Net cash provided by investing activities in 2002 was $10.9 million as compared to funds used in investing in 2001 of $15.4 million. The net cash generated in 2002 was primarily the result of the sale of the Company’s FBO in Bedford, Mass providing cash flow of $15.5 million and the sale of the Company’s Corporate headquarters resulting in cash generation of $2.6 million partially offset by $4.5 million of general maintenance capital. In 2001, the Company invested $10.4 million in business acquisitions and $6.5 million for general maintenance capital. The increase in restricted cash in fiscal 2002 represents a set aside for federal and state income taxes to be paid in conjunction with the gain resulting from the sale of the Bedford FBO or for the reduction of outstanding principle on the senior secured debt.

     In 2002, the Company used $27.2 million in financing activities using the cash provided by operating activities and the cash provided from investing activities to reduce outstanding principle of long-term debt. The use of funds for financing activities can be primarily summarized as net reduction of long-term debt of $23.0 million, issuance of loans to key executives of $3.9 million used to purchase Mercury’s common stock and repurchase of Company stock of $0.3 million. The Company’s long-term debt as of June 30, 2002, including both current and non-current, was $52.2 million, a reduction of $22.8 million from June 30, 2001. The Company focused its efforts to reduce the amount of debt outstanding by reducing debt with asset sales proceeds and surplus cash from operating activities. The Company also provided funds to certain key executives in 2002 in the amount of $3.9 million that was used by the executives to acquire Company stock. These acquisitions were made by the key executives under employment agreements and contain provisions for the loans to be forgiven over a ten-year period under certain conditions. The Company also acquired 59,200 shares of its common stock in a stock repurchase during the third quarter of the fiscal year.

The Company also realized net cash from Discontinued Operations of $3.6 million resulting from the sale of its RPA business in FY 2002, primarily from the sale of receivables and fixed assets relating to RPA’s operations.

     In September 1999, the Company issued in a private placement, $24.0 million Senior Subordinated 12% Note (“the Note”) due September 2006 with detachable warrants to acquire 503,126 shares of the Company’s common stock originally exercisable at $6.50 per share for seven years and currently exercisable at $5.50 per share. Proceeds of the Note were used primarily to redeem $19.5 million of the Company 7.75% convertible subordinated debentures due February 1, 2006 plus a redemption premium of 4% totaling $780 thousand, pay accrued interest and pay expenses of the transaction. The Note balance is net of warrants valued at $1.3 million less $528 thousand amortized as interest expense through June 30, 2002.

     In March 1999, the Company entered into an $80.0 million senior secured credit facility with a consortium of four banks. As of June 30, 2002, this facility includes up to $35 million of Revolving Credit (“Revolving Credit”), a term loan with a balance of $4.1 million (“Term Loan”) and an acquisition facility with a balance of $5.9 million (“Acquisition Facility”). As of June 30, 2002 the Revolving Credit facility had $3.0 million of principal outstanding and $17.3 million utilized to issue stand-by letters of credit leaving an unused Revolving Credit Line of $7.2 million. These facilities mature in March 2004. The outstanding principal on the Term Loan is scheduled to be paid in full by March 31, 2003. The outstanding principal on both the Revolving Credit and Acquisition Facility are due in March 2004. Interest rates may vary depending upon the Company’s leverage ratio. Currently the interest rate is equal to the LIBOR rate plus 2.5% or the Banks base rate (which was 5.0% as of June 30, 2002).

     Both the Senior Secured Credit Facility and the Note contain covenants that, among other things, limit senior indebtedness, place restrictions on the disposition of assets, limit unfunded capital expenditures as well as tests for interest coverage, leverage ratio, fixed charge coverage, debt service, minimum quarterly earnings and various cash flow targets. For the period ended June 30, 2002, the Company complied with all debt covenant requirements with the exception of the limits on unfunded capital expenditures and meeting the minimum quarterly earnings for the 2nd and 3rd quarters of FY 2002. The Company is in discussions with its lenders associated with the Senior Secured Credit Facility and the Note to obtain waivers for these debt covenants. As the covenant waivers have not been finalized, the total principal outstanding associated with the Senior Secured Credit Facility and the Note have been classified on the Company’s Consolidated Balance Sheet as Current portion of long-term debt and senior subordinated Notes, current. Until such time as the waivers are agreed to and executed, the lenders have the right to declare the outstanding obligations associated with the Senior Secured Credit Facility and the Note as immediately due and payable. Neither party has exercised this right.

     In addition to the continuing discussions to obtain covenant waivers, the Company has contracted with a financial advisor and is in discussions with other lenders to provide new financing to replace the Senior Secured Credit Facility and the Note. There can be no assurance that the Company could obtain the financing necessary, which may result in the Company having inadequate financial resources to meet this obligation should the lenders exercise their right to accelerate the maturity dates. However, the Company believes it will be able to secure new financing to replace the Senior Secured Credit Facility and the Note if the lenders exercise their right to accelerate the maturity dates.

     The Company generally purchases fuel using credit terms which on average are shorter than the credit terms the Company offers its fuel customers. As a result, the Company requires access to sufficient credit facilities which may need to increase in the future as the Company expands its business. The amount of working capital consumed by the Company has depended and is expected to depend primarily on the quantity and the price of fuel bought and sold, the Company’s extension of credit to its customers, customers’ compliance with the Company’s credit terms and the credit terms extended to the Company by its suppliers. Any increase in the quantity and/or price of fuel sold or in credit terms extended to its customers and/or any reduction in credit terms extended to the Company by its suppliers and/or any substantial customer noncompliance with the Company’s credit terms can result in a corresponding increase in the Company’s working capital requirements. Under these circumstances, the Company’s liquidity could be adversely affected unless the Company is able to increase vendor credit or increase lending limits under the Company’s Revolving Credit facility. The Company believes, however, that its current financing arrangements and vendor credit terms should provide the Company with sufficient liquidity in the event of a temporary surge in fuel oil prices. However, to the extent that the Revolving Credit facility or any other credit facility is used to fund increased working capital requirements, the Company will incur additional debt service costs.

     The Company’s accounts receivable balance as of June 30, 2002 was $47.0 million. The Company’s accounts receivable are primarily comprised of customer trade receivables net of accumulated allowance for doubtful accounts of $1.58 million. The Company’s credit risk is based in part on the following factors: 1) a substantial portion of the customer trade receivables are related to a single industry (aviation) and 2) at any given point in time, one or several customers may owe a significant balance to the Company.

     The Company’s MercFuel operation accounted for approximately 61% of the total Company revenue in fiscal 2002. For the year ended June 30, 2002, sales to MercFuel customers make up approximately 54% of the Company’s total accounts receivable due from what the Company defines as smaller and generally less well-established or well-capitalized airlines, including certain foreign, regional, commuter and start-up airlines, which may be less creditworthy than larger, well-established and well-capitalized airlines. These customers are more affected by fluctuations in the economy in general and in the aviation industry specifically. For example, a material rise in the price of aviation fuel tends to more adversely impact these types of customers. To the extent that Mercury’s airline customers are not able to immediately adjust their business operations to reflect increased operating costs, they could take relatively longer to pay the Company’s accounts receivable. Such payment delays would further increase Mercury’s working capital demands. In some cases, the impact of such economic fluctuations could materially impair the financial stability of an airline customer such that it would be unable to pay amounts owed to the Company and could result in such airline customer filing for bankruptcy protection. In that event, Mercury could incur significant losses related to the uncollectability of the receivables. Mercury has incurred in the past and is likely to continue to incur losses as the result of the business failure of a customer. Mercury assesses its credit portfolio on an ongoing basis and establishes allowances which the Company believes are adequate to absorb potential credit problems that can be reasonably anticipated. This assessment includes an analysis of past due accounts as well as a review of accounts with significant balances. Allowances are established for all or some portion of past due balances based upon various factors including the extent of delinquency, financial conditions of delinquent customers and amounts of insurance and collateral, if any.

     Accounts receivable days outstanding were 43 days and 45 days as of June 30, 2002 and 2001, respectively. Accounts receivable days outstanding have historically been impacted by a high volume of fuel sales to customers with extended payment terms. However, during fiscal 2001, the Company added a large customer, AirTran Airways, whose terms are prepaid. The terms of the prepayment provide for weekly payments equal to the following week’s estimated sales. This prepaid customer accounted for approximately 14% of the Company’s consolidated revenue for each of the years ended June 30, 2002 and 2001. During the same periods, the Company also reduced the maximum amount of available credit to National Airlines based on their volume of fuel purchased. These factors have contributed to a fairly stable receivable collection pattern.

     The Company’s most recent recurring capital expenditure requirements have been related to the acquisition and maintenance of the Company’s air center facilities. In April 2000, the company acquired the assets of an FBO located in Fort Wayne, Indiana for $3.9 million in cash which was funded under its acquisition line. In October 1999, the Company acquired assets of an FBO in Tulsa, Oklahoma for $2.4 million in cash which was funded under its acquisition line. A second part to this closing occurred in July 2000 for $3.8 million which was also funded under the company’s acquisition line. In October 1999, the company acquired certain FBO assets at Charleston International Airport and John’s Island Executive Airport in South Carolina for $700,000 in cash funded under its acquisition line. In September 2000, the company acquired the Birmingham, Alabama FBO assets from Raytheon Aircraft Services for $6.6 million in cash, which was funded from its acquisition line.

     In fiscal 2000, the company completed construction of a new FBO facility in Burbank, California at a cost of approximately of $11.2 million, of which $1.8 million was incurred during fiscal 2000. During fiscal 2002, the company completed the construction of a hangar at the Bedford air center at cost of approximately $5.1 million, incurred primarily during fiscal years 2000 and 2001. This hangar was sold in conjunction with the sale of the Bedford facility at the end of 2002 fiscal year. The Company spent approximately $1.8 million for the construction of a new hangar at the Jackson air center during the 2002 fiscal year.

     Other capital expenditure requirements include the purchase of refueling and ground handling equipment for both commercial and government contract services operations. During fiscal 2000 and 2001, respectively, the Company spent approximately $2.7 million and $0.8 million to purchase refueling and ground handling equipment for this business segment.

     Absent a major prolonged surge in oil prices, currently unforeseen impact resulting from the events of September 11, 2001, or a capital intensive acquisition, the Company believes its operating cash flow, senior credit facility, vendor credit and cash balance will provide it with sufficient liquidity during the next twelve months. In the event that fuel prices increase significantly for an extended period of time, the Company’s liquidity could be adversely affected unless the Company is able to increase vendor credit or increase lending limits under its revolving credit facility. The Company believes, however, its Revolving Credit and vendor credit should provide it with sufficient liquidity in the event of a major temporary surge in oil prices.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The Company’s significant contractual obligations and financial commitments are summarized below. Additional information regarding the Company’s financial commitments can be found in Notes 7, 8 and 12 to the Consolidated Financial Statements included as in Item 14 of this report.

     Letters of Credit

     As of June 30, 2002, the Company had outstanding letters of credit in the amount of $17.3 million. These letters of credit are included as part of the Company’s Revolving Credit and reduce the amount of availability under the Revolving Credit. A letter of credit in support of the tax exempt bond issued by the California Economic Development Financing Authority (“CEDFA”) comprised $15.2 million of the outstanding letters of credit as of June 30, 2002.

     Lease Commitments

     As of June 30, 2002, the Company’s future minimum lease payments under non-cancelable operating leases for rental properties with terms in excess of one year were as follows:

For the Fiscal Year
Ending June 30,	Thousands of dollars

2003	$12,150
2004	12,076
2005	11,146
2006	10,316
2007	7,301
Thereafter	65,432

Total minimum payments	$118,421

As part of the Company’s normal business practices, the Company enters into site leases with the respective airport agencies for its FBO and Cargo Operations. In addition, the Company enters into leases for fueling equipment used in its FBO and MercFuel businesses.

     Long Term Debt

     As of June 30, 2002, the Company had long term debt and notes payable, including the current portion of principal due, in the amount of $53,028 thousand. Please refer to Notes 7 and 8 of the Company’s Consolidated Financial Statements for a description of the type of long term debt and notes payable outstanding. The principal payment schedule associated with these obligations are as follows:

For the Fiscal Year
Ending June 30,	Thousands of dollars

2003	$38,678
2004	1,100
2005	1,026
2006	1,026
2007	1,026
Thereafter	10,172

Total minimum payments	$53,028

This principal payment schedule assumes that the principal obligations associated with the Company’s Senior Secured Credit Facility and Note will be repaid in FY 2003. As a result of the Company’s noncompliance with certain debt covenants for the period ended June 30, 2002, the lenders have the right to provide the Company with written notice declaring the total principal and interest obligations on the Senior Debt and the Note immediately due and Payable. The Company and the lenders are in discussions to waive these debt covenants for the period ended June 30, 2002. The Company has also contracted with a financial advisor and is in discussions with prospective lenders to secure new financing to replace the Senior Secured Credit Facility and the Note. The lenders have not exercised their right to accelerate the maturity dates of the Senior Secured Credit Facility and the Note.

If the Principal payment schedule for the Senior Secured Credit Facility and the Note is not accelerated by the lenders, the principal payment schedule associated with the Company’s long term debt and notes payable would be as follows:

For the Fiscal Year
Ending June 30,	Thousands of dollars

2003	$5,800
2004	9,978
2005	1,026
2006	1,026
2007	25,026
Thereafter	10,172

Total minimum payments	$53,028

     Employment Contracts

     The Company has employment contracts with its Chairman of the Board, the President and Chief Executive Officer (the “CEO”) , the Executive Vice President, General Counsel and Secretary (the “General Counsel”) , and the Vice President of Finance and Treasurer (the “VP Finance”), and other business unit officers. Following is a brief description of the terms and conditions of the key employment contracts:

     The Company has an employment agreement with the Chairman of the Board dated as of August 22, 2000 for a three year period with automatic one year extensions at the end of each year until either party terminates the agreement in writing prior to such renewal. Under the employment agreement, the Chairman of the Board’s annual compensation is $350,000 per year.

     The Company entered into an amended and restated employment agreement with its CEO dated as of May 22, 2002 for a term ending on November 15, 2004, subject to automatic one-year extensions each successive November 15, unless either party gives 30 days’ notice of non-renewal. The annual salary under the agreement is $670,000. The CEO is also eligible for an annual bonus equal to: (i) 25% of his base compensation to the extent that the Company’s operating income on a consolidated basis minus sales and general administrative expense and depreciation (EBIT) for the most recently completed fiscal year exceeds the average of EBIT for the prior three fiscal years; and (ii) 4.166% of the amount by which EBIT for the most recently completed fiscal year exceeds the average of EBIT for the prior three fiscal years. Under the agreement, the CEO is eligible to participate in the 2002 Management Stock Purchase Plan, wherein he can purchase up to 387,650 shares of the Company’s common stock from CFK Partners at a price of $7.50 per share, such purchase to be funded by the Company. The CEO elected to participate in the 2002 Management Stock Purchase Plan, and purchased 387,650 shares of the Company’s common stock, thereunder. The CEO’s obligations to repay the Company are forgiven rateably over a 10-year period, provided the CEO remains employed by the Company during such period. The CEO shall have no obligation to repay the Company if he remains employed by the Company after March 1, 2012.

     In the event the CEO’s employment is terminated for cause, the CEO will not be entitled to receive or be paid a bonus. In the event the CEO’s employment is terminated without cause, the Company will be obligated to pay the CEO the lesser of one year’s base compensation or the base compensation that would otherwise be paid to him over the remaining term of the agreement, and a bonus for the fiscal year of termination in an amount which would otherwise be paid to him prorated over the days the CEO was employed by the Company during the fiscal year of termination.

     The General Counsel has an employment agreement with the Company dated May 22, 2002 for a period of a term ending on May 22, 2005, subject to automatic one-year extensions each successive May 22, unless either party gives 30 days’ notice of non-renewal. Under the employment agreement, the General Counsel’s annual compensation is $179,000. Under the agreement, the General Counsel is eligible to participate in the 2002 Management Stock Purchase Plan, wherein the General Counsel can purchase up to 31,896 shares of the Company’s common stock from CFK Partners for a price of $7.50 per share, such purchase to be funded by the Company. The General Counsel elected to participated in the 2002 Management Stock Purchase Plan, and purchased 31,896 shares of the Company’s common stock. The General Counsel’s obligations to repay Mercury are forgiven over a 10-year period, provided the General Counsel remains employed by the Company during such period. The General Counsel shall have no obligation to repay the Company if he remains employed by the Company after March 1, 2012.

     In the event the General Counsel’s employment is terminated for cause, or in the event of the death or disability of the General Counsel, all rights of the General Counsel under the Agreement will cease. In the event the General Counsel’s employment is terminated without cause, the Company will be obligated to pay the General Counsel the lesser of one year’s base compensation or the base compensation that would otherwise be paid to him over the remaining term of the agreement, with a minimum of six (6) months base compensation.

     The VP of Finance has an employment agreement with the Company dated May 22, 2002 for a period of a term ending on May 22, 2005, subject to automatic one-year extensions each successive May 22, unless either party gives 30 days’ notice of non-renewal. Under the employment agreement, the VP of Finance’s annual compensation is $170,000. Under the agreement, the VP of Finance is eligible to participate in the 2002 Management Stock Purchase, wherein he can purchase up to 25,000 shares of the Company’s common stock from CFK Partners for a price of $7.50 per share, such purchase to be funded by the Company. The VP of Finance elected to participate in the 2002 Management Stock Purchase Plan, and purchased 25,000 shares of the Company’s common stock. The VP of Finance’s obligations to repay the Company are forgiven over a 10-year period, provided the VP of Finance remains employed by the Company during such period. The VP of Finance shall have no obligation to repay the Company if he remains employed by the Company after March 1, 2012.

     In the event the VP of Finance’s employment is terminated for cause, or in the event of the death or disability of the VP of Finance, all rights of the VP of Finance under the Agreement will cease. In the event the VP of Finance’s employment is terminated without cause, the Company will be obligated to pay the VP of Finance the lesser of one year’s base compensation or the base compensation that would otherwise be paid to him over the remaining term of the agreement, with a minimum of six (6) months base compensation.

     As of June 30, 2002, the Company’s future minimum payments for these and other executive employment contracts, excluding discretionary and performance based bonuses, are as follows:

For the Fiscal Year
Ending June 30,	Thousands of dollars

2003	$1,688
2004	1,388
2005	927
2006	0
2007	0
Thereafter	0

Total minimum payments	$4,003

     Purchase Commitments

     Effective April 1, 2002, the Company’s Cargo Operations entered into a one-year renewal of its contract to purchase all of South African Airlines cargo capacity on its passenger flights from the United States and Canada to South Africa. The commitment for this one-year contract is approximately $6.2 million.

Critical Accounting Policies and Estimates

     The preparation of the consolidated financial statements in conformity with the United States’ generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported therein, including the financial information reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent form other sources. Actual results reported in future periods may be based upon amounts which differ from those estimates. The following represent what the Company believes are the critical accounting policies most affected by significant management estimates and judgements:

     Allowance for Doubtful Accounts

     The Company continuously monitors collections and payments from our customers and maintains a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. Accounts receivables are reported net of the allowance for amounts that may become uncollectible in the future. Such allowances can be either specific to a particular customer or general to all customers. The Company believes the level of the allowance for bad debts is reasonable based on past experience and an analysis of the net realizable value of the Company’s trade receivables at June 30, 2002. However, the credit loss rate can be impacted by adverse changes in the aviation industry, or changes in the liquidity or financial position of our customers which would affect the collectibility of our accounts receivable and our future operating results. If credit losses exceed established allowances, our results of operation and financial condition may be adversely affected.

     Contingencies

     The Company accounts for contingencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of the Company’s financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires significant judgment. Many of these legal matters can take years to resolve. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. Management believes that the accruals for loss contingencies are adequate.

     Impairment of Long-Lived Assets and Goodwill

     Long-lived assets and goodwill are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount is not recoverable, the Company will recognize an impairment loss, measured by the future discounted cash flow method. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement is effective for the Company’s fiscal year ending June 30, 2003. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment annually. In accordance with this Statement, the Company is not required to complete the transitional goodwill impairment test until December 31, 2002. The Company is evaluating, but has not yet determined, whether the adoption of this statement will result in an impairment of goodwill. Additionally, the Company is evaluating, but has not determined the useful life of certain other intangible assets under the new accounting pronouncements. Goodwill amortization of $1.8 million recorded during the year ended June 30, 2002 will not be charged to the income statement in fiscal year 2003.

     NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 did not have an impact on the Company’s financial statements.

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company is required to adopt SFAS No. 142 on July 1, 2002, SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS. No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company has not yet determined what impact the adoption will have on its financial statements.

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

     In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. A principal effect will be the prospective characterization of gains and losses from debt extinguishments used as part of an entity’s risk management strategy. Under SFAS No. 4, all gains and losses from early extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net or related income tax effect. Under SFAS No. 145, most gains and losses from extinguishment of debt will not be classified as extraordinary items unless they meet the much narrower criteria in APB Opinion No. 30. SFAS No. 145 may be adopted early, but is otherwise effective for fiscal years beginning after May 15, 2002, and must be adopted with retroactive effect. The Company believes that SFAS No. 145 will not have a material effect on the Company’s consolidated financial position or results of operations.

     In June 2002, the FASB issued SFAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that cost associated with an exit or disposal activity be recognized when incurred as opposed to an entity’s commitment to an exit plan as previously allowed. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company believes that SFAS No.146 will not have a material effect on the Company’s consolidated financial position or results or operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company does not currently utilize material derivative financial instruments which expose the Company to significant market risk. However, the Company’s cash flow, earnings, and the fair value of its debt, may be adversely effected due to changes in interest rates with respect to its long-term debt. The table below presents principal cash flows and related weighted average interest rates of the Company’s long-term debt at June 30, 2002 by expected maturity dates except for the Senior Credit Facility and the Senior Subordinated Note and which reflects the lender’s right to accelerate the repayment of the outstanding obligations due to the Company’s noncompliance with certain debt covenants for the period ended June 30, 2002. (See Notes 7 and 8). Weighted average variable rates are based on rates in effect at June 30, 2002. These rates should not be considered a predictor of actual future interest rates.

Expected Maturity Date

	June-03	June-04	June-05	June-06	June-07	Thereafter	Total	Fair Value

Fixed Rate Subordinated Note	$24,000,000	0	0	0	0	0	$24,000,000	$20,125,000
Average Interest Rate	12.0%	0	0	0	0	0	12.0%
Fixed Rate Other Debt	$205,000	$100,000	$26,000	$26,000	$26,000	$173,000	$556,000	$556,000
Average Interest Rate	8.50%	8.58%	9.14%	9.14%	9.14%	9.14%	8.80%
Variable Rate Tax Exempt Bonds(1)	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$10,000,000	$15,000,000	$15,000,000
Average Interest Rate	1.61%	1.61%	1.61%	1.61%	1.61%	1.61%	1.61%
Variable Rate Other Debt (2)	$12,968,000	0	0	0	0	0	$12,968,000	$12,968,000
Average Interest Rate	4.49%	0	0	0	0	0	4.49%

(1)	The interest rate is based upon a weekly remarketing of the bonds.

(2)	Consists of debt under which interest rates will fluctuate based upon changes in the prime rate or LIBOR.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Reference is made to the information set forth under the caption “Election of Directors” of the Company’s Proxy Statement for the annual meeting scheduled in November 2002 (the “Proxy Statement”) for a description of the directors and executive officers of the Company, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Reference is made to the information set forth under the caption “Executive Compensation” of the Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Reference is made to the table, including the footnotes thereto, set forth under the caption “Election of Directors” of the Proxy Statement, for certain information respecting ownership of stock of the Company by management and certain shareholders, which table and footnotes are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Reference is made to the information set forth under the caption “Certain Transactions” of the Proxy Statement for certain information with respect to relationships and related transactions, which information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES CERTIFICATIONS.

     Reference is made to “Controls and Procedures Certification” immediately following signature page hereof.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

(a) (1) Financial Statements

(a) (2) Supplemental Schedule for each of the three years in the period ended June 30, 2002:

Schedule II — Valuation and Qualifying Accounts	F-20

     All other items are not included in this Form 10-K either because they are not applicable or are included in the information as set forth in the Consolidated Financial Statements or in the Notes to Consolidated Financial Statements.

Item 14	(a) Exhibits and Exhibit List
(b) Reports on Form 8-K

Exhibit
No.	Description

2.1	Agreement and Plan of Merger adopted January 9, 2001. (17)
2.2	Certificate of Merger. (17)
3.1	Bylaws of Company adopted January 9, 2001. (17)
3.2	Certificate of Incorporation. (17)
4.1	Loan Agreement between California Economic Development Financing Authority and Mercury Air Group, Inc. relating to $19,000,000 California Economic Development Financing Authority Variable Rate Demand Airport Facilities Revenue Bonds, Series 1998 (Mercury Air Group, Inc. Project) dated as of April 1, 1998. (2)
4.2	Securities Purchase Agreement dated September 10, 1999 by and among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P. (12)
4.3	Amendment No. 1 dated as of September 30, 2000 by and between J.H. Whitney Mezzanine, L.P. and Mercury Air Group, Inc. to the Securities Agreement. (16)
4.4	Waiver and Consent Agreement dated as of December 29, 2000 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P. (17)
4.5	Waiver and Consent Agreement dated as of July 2, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P. (18)
4.6	Waiver Agreement dated as of September 25, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P. (18)
4.7	Amendment No. 2 dated as of September 30, 2001 by and between J.H. Whitney Mezzanine Fund, L.P. and Mercury Air Group, Inc. to the Securities Purchase Agreement (19)
4.8	Amended and Restated J.H. Whitney Mezzanine Fund , L.P. Warrant (19)
4.9	Waiver Agreement dated as of November 26, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine, L.P. (21)

Exhibit
No.	Description

4.10	Waiver Agreement dated as of December 21, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine, L.P. (21)
4.11	Waiver Agreement dated as of June 26, 2002 among Mercury Air Group, inc. and J.H. Whitney Mezzanine, L.P.
10.1	Company’s 1990 Long-Term Incentive Plan. (4)*
10.2	Company’s 1990 Directors Stock Option Plan. (1)*
10.3	Lease for 6851 West Imperial Highway, Los Angeles, California. (3)
10.4	Memorandum Dated September 15, 1997 regarding Summary of Officer Life Insurance Policies with Benefits Payable to Officers or Their Designated Beneficiaries. (8)*
10.5	Employment Agreement dated November 15, 1994 between the Company and Joseph Czyzyk. (9)*
10.6	Non-Qualified Stock Option Agreement dated March 21, 1996, by and between Frederick H. Kopko and Mercury Air Group, Inc. (6) *
10.7	Company’s 1998 Long-Term Incentive Plan. (10) *
10.8	Company’s 1998 Directors Stock Option Plan. (10) *
10.9	Amendment to Employment Agreement by and between Mercury Air Group, Inc. and Joseph A. Czyzyk dated October 15, 1998. (11) *
10.10	Amendment No. 2 to Employment Agreement by and between Mercury Air Group, Inc. and Joseph A. Czyzyk dated April 12, 1999. (11) *
10.11	Revolving Credit and Term Loan Agreement dated as of March 2, 1999 by and among Mercury Air Group, Inc., The Banks listed on Schedule 1 thereto, and The Fleet National Bank f/k/a BankBoston, N.A., as Agent. (11)
10.12	First Amendment to Revolving Credit and Term Loan Agreement dated as of September 10, 1999. (14)
10.13	Second Amendment to Revolving Credit and Term Loan Agreement dated as of March 31, 2000. (14)
10.14	Third Amendment, Waiver and Consent to Revolving Credit and Term Loan Agreement dated as of August 11, 2000. (14)
10.15	The Company’s 401(k) Plan consisting of CNA Trust Corporation. Regional Prototype Defined Contribution Plan and Trust and Adoption Agreement. (14)*
10.16	Amendment No. 3 to Employment Agreement by and between Mercury Air Group, Inc. and Joseph A. Czyzyk dated September 11, 2000. (15)*
10.17	Employment Agreement dated July 31, 2000 between the Company and Dr. Philip J. Fagan. (15)*
10.18	Fourth Amendment to Revolving Credit and Term Loan Agreement dated as of November 14, 2000. (16)
10.19	Amendment No. 1 to Mercury Air Group, Inc. 1998 Long-Term Incentive Option Plan as of August 22, 2000. (16)*
10.20	Amendment No. 1 to Mercury Air Group, Inc. 1998 Directors Stock Option Plan as of August 22, 2000. (16)*
10.21	Limited Waiver letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 21, 2001. (18)
10.22	Fifth Amendment to Revolving Credit and Term loan Agreement dated as of September 21, 2001. (18)
10.23	Limited Consent letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 30, 2001. (19)
10.24	2001 Mercury Air Group, Inc. Stock Incentive Plan (20)
10.25	Limited waiver and Consent to Revolving Credit and Term Loan Agreement dated as of December 31, 2001. (21)
10.26	2002 Management Stock Purchase Plan (22)
10.27	Amended and Restated Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Joseph A, Czyzyk (22)*
10.28	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Wayne J. Lovett (22)*
10.29	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and John Enticknap (22)*
10.30	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Mark Coleman (22)*
10.31	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Steven S. Antonoff (22)*
10.32	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Robert Schlax (22)*

Exhibit
No.	Description

10.34	Sale-Leaseback agreement made by and between CFK Realty Partners, LLC and Mercury air Group, Inc. dated December 15, 2001.
10.35	Amendment to Sale-Leaseback agreement made by and between CFK Realty Partners, LLC and Mercury Air Group, Inc.
10.36	Promissory Note by CFK Partners, LLC in favor of Mercury Air Group, Inc.
10.37	Limited Waiver and Consent to Revolving Credit and Term Loan Agreement dated as June 27,2002.
10.38	Amendment to No. 1 made to Amended and Restated Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Joseph a. Czyzyk.*
22.1	Subsidiaries of Registrant.
23.1	Consent of Deloitte & Touche, LLP with respect to incorporation of their report on the audited financial statements contained in this Annual Report on Form 10-K in the Company’s Registration Statement on Form S-8 (Registration Statement No. 33-69414).
99.1	Partnership Agreement dated as of July 27, 2000 of CFK Partners by and among Philip J. Fagan, M.D., Frederick H. Kopko, Jr. and Joseph A. Czyzyk. (13)
99.2	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes managements contract or compensation plan or arrangement.

(1)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 10, 1993 Annual Meeting of Shareholders and is incorporated herein by reference.

(2)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and are incorporated herein by reference.

(3)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-39044 on Form S-2 and are incorporated herein by reference.

(4)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 2, 1992 Annual Meeting of Shareholders.

(5)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-65085 on Form S-1 and are incorporated herein by reference.

(6)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and are incorporated herein by reference.

(7)	All such documents were previously filed as Exhibits to the Company’s Report on Form 8-K filed September 13, 1996 and are incorporated herein by reference.

(8)	Such document was previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997 and is incorporated herein by reference.

(9)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and is incorporated herein by reference.

(10)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 3, 1998 Annual Meeting of Shareholders and incorporated herein by reference.

(11)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

(12)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 and is incorporated herein by reference.

(13)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on August 11, 2000 and is incorporated herein by reference.

(14)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and is incorporated herein by reference.

(15)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(16)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference.

(17)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(18)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and is incorporated herein by reference.

(19)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(20)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the November 7, 2001 Annual Meeting of Shareholders and incorporated herein by reference.

(21)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.

(22)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on June 5, 2002 and is incorporated herein by reference.

(23)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on July 11, 2002 and is incorporated herein by reference.

(b) Reports on Form 8-K:

     A Form 8-K was filed on June 5, 2002 reporting on Item 5. of other Events and regulation FD Disclosure.

     A Form 8-K was filed on July 11, 2002 reporting on Item 2. of Acquisitions or Disposition of Assets.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Los Angeles, State of California, on September 06, 2002.

MERCURY AIR GROUP, INC.

By:	/s/ Philip J. Fagan, Jr., M.D Philip J. Fagan, Jr., M.D Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signers:

Chairman of the Board

/s/ Philip J. Fagan, Jr. M.D. Philip J. Fagan, Jr., M.D. Chairman of the Board	Dated: October 14, 2002

Principal Executive Officer and Director:

/s/ Joseph Czyzyk Joseph Czyzyk Chief Executive Officer and Director	Dated: October 14, 2002

/s/ Robert Schlax Robert Schlax Vice President of Finance	Dated: October 14, 2002

Additional Directors:

/s/ Frederick H. Kopko, Jr. Frederick H. Kopko, Jr. Director	Dated: October 14, 2002

/s/ Gary J. Feracota Gary J. Feracota Director	Dated: October 14, 2002

/s/ Sergie Kouzmine Sergie Kouzmine Director	Dated: October 14, 2002

/s/ Harold Bowling Harold Bowling Director	Dated: October 14, 2002

CONTROLS AND PROCEDURES CERTIFICATIONS

I, Joseph Czyzyk, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Mercury Air Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

October 14, 2002

/s/ Joseph Czyzyk Joseph Czyzyk Chief Executive Officer and Director

I, Robert Schlax, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Mercury Air Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

October 14, 2002

/s/ Robert Schlax Robert Schlax Vice President of Finance

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Mercury Air Group, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Mercury Air Group, Inc. and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mercury Air Group, Inc. and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Los Angeles, California
October 11, 2002

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JUNE 30,	JUNE 30,
	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,554,000	$3,886,000
Restricted cash (Note 10)	3,780,000
Trade accounts receivable, net of allowance for doubtful accounts of $1,583,000 at 6/30/02 and $1,653,000 at 6/30/01	46,958,000	53,530,000
Inventories, principally aviation fuel	2,985,000	4,069,000
Prepaid expenses and other current assets	3,077,000	2,882,000
Notes receivable from affiliate (Note 13)	1,400,000
Net assets of discontinued operations (Note 2)		4,338,000

Total current assets	63,754,000	68,705,000
PROPERTY, EQUIPMENT AND LEASEHOLDS , net of accumulated depreciation and amortization of $53,668,000 at 6/30/02 And $50,811,000 at 6/30/01 (Notes 3 and 10)	59,286,000	73,133,000
NOTES RECEIVABLE	2,158,000	1,510,000
DEFERRED INCOME TAXES (Note 6)	770,000
OTHER ASSETS, NET (Note 4)	8,718,000	9,140,000

	$134,686,000	$152,488,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,085,000	$31,764,000
Accrued expenses and other current liabilities (Note 5)	8,459,000	10,357,000
Current portion of long-term debt (Note 7)	14,677,000	7,461,000
Senior Subordinated Note, current (Note 8)	23,179,000

Total current liabilities	81,400,000	49,582,000
LONG-TERM DEBT (Note 7)	14,351,000	44,560,000
DEFERRED GAIN (Note 13)	2,146,000
DEFERRED INCOME TAXES (Note 6)		380,000
DEFERRED RENT	1,943,000	1,354,000
SENIOR SUBORDINATED NOTE (Note 8)		23,030,000
COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)
STOCKHOLDERS’ EQUITY (Note 9):
Preferred Stock — $.01 par value; authorized 3,000,000 shares; no shares outstanding
Common Stock — $ .01 par value; authorized 18,000,000 shares; Outstanding 6,541,699 shares at 6/30/02; Outstanding 6,576,680 shares at 6/30/01	65,000	66,000
Additional paid-in capital	21,419,000	21,442,000
Retained earnings	17,751,000	12,835,000
Accumulated other comprehensive loss	(316,000)	(228,000)
Notes receivable from sale of stock (Note 9)	(4,073,000)	(533,000)

Total stockholder’s equity	34,846,000	33,582,000

	$134,686,000	$152,488,000

See accompanying notes to consolidated financial statements.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	YEAR ENDED JUNE 30,

	2002	2001	2000

Sales and Revenues (Note 14):
Sales	$293,731,000	$385,868,000	$254,474,000
Service revenues	89,611,000	92,578,000	79,859,000

	383,342,000	478,446,000	334,333,000

Costs and Expenses:
Cost of sales	253,264,000	347,456,000	223,053,000
Operating expenses	101,806,000	96,725,000	77,543,000

	355,070,000	444,181,000	300,596,000

Gross Margin (Excluding depreciation and amortization)	28,272,000	34,265,000	33,737,000

Expenses (Income):
Selling, general and administrative (Notes 9 and 13)	11,518,000	7,929,000	7,223,000
Provision for bad debts	1,358,000	3,425,000	5,408,000
Depreciation and amortization	9,213,000	9,331,000	8,485,000
Interest expense (Notes 7 and 8)	5,710,000	7,184,000	6,293,000
Gain on sale of facilities and property (Note 10)	(8,929,000)
Expenses of stock offering (Note 11)	985,000
Loss on investment		300,000
Interest income	(112,000)	(48,000)	(133,000)

	19,743,000	28,121,000	27,276,000

Income from Continuing Operations Before Provision for Income Taxes and Extraordinary Item	8,529,000	6,144,000	6,461,000
Provision for Income Taxes (Note 6)	3,326,000	2,397,000	2,520,000

Income from Continuing Operations	5,203,000	3,747,000	3,941,000
Discontinued Operations (Note 2):
Loss from discontinued operations, net of income tax benefit of $109,000 in 2002, $548,000 in 2001, and $597,000 in 2000	(170,000)	(858,000)	(933,000)
Loss on sale of discontinued operations, net of income tax benefit of $305,000		(477,000)

Income before Extraordinary Item	5,033,000	2,412,000	3,008,000
Extraordinary item less applicable income tax benefit of $625,000 (Note 8)			(979,000)

Net Income	$5,033,000	$2,412,000	$2,029,000

Net Income Per Common Share (Note 15):
Basic:
From Continuing Operations	$0.79	$0.57	$0.60
Loss from Discontinued Operations	(0.02)	(0.13)	(0.14)
Loss on sale of Discontinued Operations		(0.07)

Income before Extraordinary Item	0.77	0.37	0.46
Extraordinary Item			(0.15)

Net Income	$0.77	$0.37	$0.31

Diluted:
From Continuing Operations	$0.78	$0.56	$0.55
Loss from Discontinued Operations	(0.03)	(0.13)	(0.12)
Loss on sale of Discontinued Operations		(0.07)

Income before Extraordinary Item	0.75	0.36	0.43
Extraordinary Item			(0.13)

Net Income	$0.75	$0.36	$0.30

See accompanying notes to consolidated financial statements.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,033,000	$2,412,000	$2,029,000
Less: Loss from discontinued operations	(170,000)	(1,335,000)	(933,000)

Income from continuing operations	5,203,000	3,747,000	2,962,000
Non-cash component of extraordinary charge			824,000
Adjustments to derive cash flow from operating activities:
Gain of sale of facilities and properties	(8,929,000)
Bad debt expense	1,358,000	3,425,000	5,408,000
Depreciation and amortization	9,213,000	9,331,000	8,485,000
Deferred income taxes	(1,150,000)	270,000	(113,000)
Deferred rent	589,000	677,000	677,000
Compensation expense related to remeasurement of stock options	87,000		64,000
Expense related to discount of executive stock purchase	394,000
Amortization of senior subordinated note discount	192,000	186,000	150,000
Amortization of deferred gain	(39,000)
Changes in operating assets and liabilities:
Trade accounts receivable	5,214,000	(14,050,000)	(3,940,000)
Inventories	1,084,000	(641,000)	(1,536,000)
Prepaid expenses and other current assets	(195,000)	22,000	565,000
Accounts payable	3,321,000	5,924,000	3,623,000
Accrued expenses and other current liabilities	(1,898,000)	4,656,000	192,000

Net cash provided by operating activities	14,444,000	13,547,000	17,361,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(3,780,000)		785,000
(Increase) Decrease in other assets	(437,000)	1,499,000	(1,533,000)
Increase in notes receivable	(78,000)
Acquisition of businesses		(10,400,000)	(7,000,000)
Proceeds from sale of facilities and property	19,707,000
Additions to property, equipment and leaseholds	(4,500,000)	(6,471,000)	(10,626,000)

Net cash provided by (used in) investing activities	10,912,000	(15,372,000)	(18,374,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	17,750,000	11,969,000	10,648,000
Reduction of long-term debt	(40,743,000)	(9,242,000)	(12,445,000)
Capitalized loan fee			(1,802,000)
Payment received from notes receivable — officers		75,000	54,000
Repurchase of stock for executive plan	(3,934,000)
Reduction of convertible subordinated debentures			(19,534,000)
Repurchase of common stock	(311,000)		(1,856,000)
Proceeds from senior subordinated note			24,000,000
Proceeds from issuance of common stock	40,000	430,000

Net cash (used in) provided by financing activities	(27,198,000)	3,232,000	(935,000)

Effect of exchange rate changes on cash	(88,000)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(1,930,000)	1,407,000	(1,948,000)
Net cash provided by (used in) Discontinued Operations	3,598,000	398,000	(461,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,886,000	2,081,000	4,490,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,554,000	$3,886,000	$2,081,000

CASH PAID DURING THE PERIOD:
Interest	$5,666,000	$7,306,000	$6,821,000
Income taxes paid	$470,000	$3,000	$2,309,000
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 22,565 shares in fiscal 2000 relating to the acquisition of assets of Weather Data (Note 10)			$158,000
Conversion of 318 debentures into 43,590 shares of common stock			$318,000
Note receivable from affiliate due to the sale of property (Note 13)	$1,400,000
Adjustment of warrants of subordinated note	$43,000
Note receivable due to sale of property	$570,000

See accompanying notes to consolidated financial statements.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED JUNE 30, 2002, 2001 AND 2000

	COMMON STOCK					ACCUMULATED
			ADDITIONAL		NOTES	OTHER
	NUMBER OF		PAID-IN	RETAINED	RECEIVABLE	COMPREHENSIVE	COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	EARNINGS	OFFICERS	(LOSS)	INCOME

BALANCE, JUNE 30, 1999	6,641,175	$66,000	$19,873,000	$9,543,000	$(662,000)	$(237,000)	$5,941,000
Net income				2,029,000			2,029,000
Repurchase of common stock	(234,375)	(2,000)	(705,000)	(1,149,000)
Reduction of note receivable from sale of stock					54,000
Foreign currency adjustment						9,000	9,000
Common stock issued on conversion of debentures	43,590		318,000
Common stock issued in acquisition	22,565		158,000
Warrants issued in connection with Senior Subordinated Note			1,306,000
Value of remeasured stock options			64,000

BALANCE, JUNE 30, 2000	6,472,955	64,000	21,014,000	10,423,000	(608,000)	(228,000)	2,038,000
Net income				2,412,000			2,412,000
Common stock issued on exercise of options	103,725	2,000	428,000
Reduction of note receivable from sale of stock					75,000

BALANCE, JUNE 30, 2001	6,576,680	66,000	21,442,000	12,835,000	(533,000)	(228,000)	2,412,000
Net income				5,033,000			5,033,000
Foreign currency adjustment						(88,000)	(88,000)
Common stock issued on exercise of options	24,219		40,000
Note receivable from Sale of Stock (Note 9)					(3,934,000)
Value of remeasured stock options			87,000
Repurchase of common stock	(59,200)	(1,000)	(193,000)	(117,000)
Reduction of note receivable from sale of stock					394,000
Revaluation of warrants issued in connection with Senior Subordinated Note (Note 8)			43,000

BALANCE, JUNE 30, 2002	6,541,699	$65,000	$21,419,000	$17,751,000	$(4,073,000)	$(316,000)	$4,945,000

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED JUNE 30, 2002

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BUSINESS

     Mercury Air Group, Inc., (the “Company”), a Delaware corporation, provides a broad range of services to the aviation industry through four principal operating units: fuel sales, cargo operations, fixed base operations and government contract services. Fuel sales include the sale of fuel and delivery of fuel primarily to domestic and international commercial airlines, business aviation and air freight airlines. Cargo operations consist of cargo handling, space logistics operations and general cargo sales agent services. Fixed base operations (“FBOs”) include fuel sales, into-plane services, ground support services, aircraft hangar and tie-down facilities and maintenance at certain locations for commercial, private, general aviation and military aircraft. Government contract services consist of aircraft refueling and fuel storage operations, base operating support (“BOS”) services, air terminal and ground handling services and weather observation and forecasting services performed principally for agencies of the United States government. Additionally, the Company had a fifth operating unit, RPA Airline Automation Services, Inc. (“RPA”) which was sold on July 3, 2001 and is classified as a discontinued operation (See Note 2).

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

     RESTRICTED CASH

     Restricted cash primarily consists of cash held in an escrow account to be used for the payment of current tax obligations or for current debt service (See Note 10).

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

     COST IN EXCESS OF NET ASSETS ACQUIRED

     Cost in excess of net assets acquired is being amortized using the straight-line method over estimated lives ranging from ten to forty years. The Company assesses recoverability on a periodic basis. Factors included in evaluating recoverability include historical earnings and projected future earnings of the related operations.

     DEFERRED RENT

     Rent expense is amortized over a straight line basis over the life of the lease. Deferred rent represents excess of rent computed on a straight line basis over amount of accumulative cash payments.

     FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date and, where appropriate, at historical rates of exchange. Income and expense accounts are translated at the weighted average rate in effect during the year. The aggregate effect of translating the financial statements of the foreign subsidiaries is included in other comprehensive income. Foreign exchange gains (losses) were not significant during the years presented.

     REVENUE RECOGNITION

     Revenues are recognized upon delivery of product or completion of service. The Company’s contracts with the U.S. Government are subject to profit renegotiation. To date the Company has not been required to adjust profits arising out of U.S. Government contracts.

     INCOME TAXES

     Deferred income tax assets and liabilities are recognized based on differences between the financial statement and income tax bases of assets and liabilities using presently enacted income tax rates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable and payable, and debt instruments. The book values of all financial instruments, other than debt instruments, are representative of their fair values due to their short-term maturity. The book values of the Company’s variable interest rate debt instruments are considered to approximate their fair values because the interest rates of these instruments are based on current rates offered to the Company. The Company estimates the fair value on the $24 million 12% Senior Subordinate Note as of June 30, 2002 to be $20 million.

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

     NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 did not have an impact on the Company’s financial statements.

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company is required to adopt SFAS No. 142 on July 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company has not yet determined what impact the adoption will have on its financial statements.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This new statement also supersedes certain aspects of APB Opinion No 30. “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB Opinion No. 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied on July 1, 2002. The Company has not yet determined what effect this statement will have on its financial statements.

In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. A principal effect will be the prospective characterization of gains and losses from debt extinguishments used as part of an entity’s risk management strategy. Under SFAS No. 4, all gains and losses from early extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net or related income tax effect. Under SFAS No. 145, most gains and losses from extinguishment of debt will not be classified as extraordinary items unless they meet the much narrower criteria in APB Opinion No. 30. SFAS No. 145 may be adopted early, but is otherwise effective for fiscal years beginning after May 15, 2002, and must be adopted with retroactive effect. The Company believes that SFAS No. 145 will not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that cost associated with an exit or disposal activity be recognized when incurred as opposed to an entity’s commitment to an exit plan as previously allowed. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company believes that SFAS No. 146 will not have a material effect on the Company’s consolidated financial position or results or operations.

     RECLASSIFICATIONS

     Certain reclassifications were made to prior year statements to conform to the June 30, 2002 presentation.

     RISKS AND UNCERTAINTIES

     As of June 30, 2002, the Company was in noncompliance with the maximum unfunded capital expenditures covenant and the minimum quarterly net earnings covenant included in the Senior Secured Credit Facility and the Senior Subordinated Note agreement. The Company is in discussions with the lenders associated with these debt instruments to obtain waivers from these covenants. Until the waivers have been accepted and executed, the lenders have the right to provide written notice to the Company and declare the outstanding obligation associated with these debt instruments to be immediately due and payable. The lenders have not exercised this right. In addition to being engaged in continuing discussions with the lenders to obtain waivers for these covenants, the Company has also engaged a financial advisor and is in discussions with other lenders to provide new financing to replace the Senior Secured Credit Facility and the Note. There can be no assurance that the Company could obtain the financing necessary, which may result in the Company having inadequate financial resources to meet this obligation. However, the Company believes that it will be able to secure new financing to replace the Senior Secured Credit Facility and the Note if the lenders exercise their right to accelerate the maturity dates. (See Notes 7 and 8).

     Accounts receivable is comprised primarily of trade receivables from customers and is net of an allowance for doubtful accounts. The Company’s credit risk is based in part on the following: 1) substantially all receivables are related to a single industry, aviation, 2) there is a concentration of credit risk as there are several customers who at any time have significant balances owed to the Company, and 3) significant balances are owed by certain customers that are not adequately capitalized. In addition, significantly higher fuel prices for extended periods of time have a negative impact on the aviation industry as it substantially increases airlines’ operating expenses. Smaller airlines with lower levels of capital may be more seriously impacted. The Company assesses its credit portfolio on an ongoing basis and establishes allowances which it believes are adequate to absorb potential credit problems that can be reasonably anticipated.

     The Company purchases fuel from a limited number of suppliers. If the Company’s relationship with any of these key suppliers terminates, the Company may not be able to obtain a sufficient quantity of fuel on favorable terms or may experience difficulty in obtaining fuel from alternative suppliers. Furthermore, difficulties faced by these suppliers or fuel shortages or the inability to obtain fuel from alternate sources at acceptable prices and terms, could impair the Company’s ability to sell fuel to its customers at competitive prices and terms.

NOTE 2 — DISCONTINUED OPERATIONS

     On July 3, 2001, the Company completed the sale of its subsidiary, RPA Airline Automation Services, Inc. (“RPA”), which provided airline revenue accounting and management information software consisting of proprietary software programs which are marketed to foreign and domestic airlines. The Company has reclassified its consolidated financial statements to reflect the sale of RPA and to segregate the revenues, direct costs and expenses (excluding allocated costs), assets and liabilities, and cash flows of RPA. The net operating results, net assets and net cash flows of this business have been reported as “Discontinued Operations” in the accompanying consolidated financial statements.

     Pursuant to the agreement to which the sale was made, the Company received a cash purchase price of $3.6 million. As of June 30, 2001, the Company realized a loss on sale of discontinued operations of $477,000 (net of an income tax benefit of $305,000). During the quarter ended September 30, 2001, the Company recorded a loss of $42,000 related to the sale of a building that had previously been RPA’s corporate headquarters. Additional other expenses during the fiscal year ended June 30, 2002 relate primarily to termination costs of former RPA employees. At June 30, 2002, the Company no longer retained any significant assets or liabilities related to RPA. Summarized financial information for the discontinued operations is as follows:

	FISCAL YEAR ENDED JUNE 30,

	2002	2001	2000

Service revenues		$4,224,000	$4,409,000
Operating expense		4,334,000	5,710,000

Gross loss		(110,000)	(1,301,000)

Other Expense	$279,000	1,296,000	229,000

Loss before income taxes	(279,000)	(1,406,000)	(1,530,000)
Income tax benefit	(109,000)	(548,000)	(597,000)

Net loss	$(170,000)	$(858,000)	$(933,000)

June 30,
2001

Current Assets	$4,324,000
Total Assets	5,292,000
Current and Total Liabilities	954,000
Net assets of discontinued operations	4,338,000

NOTE 3 — PROPERTY, EQUIPMENT AND LEASEHOLDS:

     Property, equipment and leaseholds consist of the following:

	JUNE, 30

	2002	2001

Land, buildings and leasehold improvements	$83,018,000	$86,691,000
Equipment, furniture and fixtures	29,668,000	32,096,000
Construction in progress	268,000	5,157,000

	112,954,000	123,944,000
Less accumulated depreciation and amortization	(53,668,000)	(50,811,000)

	$59,286,000	$73,133,000

NOTE 4 — OTHER ASSETS:

     Other assets consists of the following:

	JUNE, 30

	2002	2001

Goodwill — net	$4,764,000	$5,191,000
Capitalized loan fees — net (Note 7)	2,142,000	2,233,000
Internally developed software	754,000
Covenants not to compete — net	233,000	383,000
Other	825,000	1,333,000

	$8,718,000	$9,140,000

     Goodwill and covenants not to compete have resulted from various acquisitions and are being amortized using the straight-line method over periods ranging from five to forty years. Accumulated amortization related to goodwill was $2,291,000 and $1,865,000 at June 30, 2002 and 2001, respectively. Accumulated amortization related to covenants not to compete was $767,000 and $617,000 at June 30, 2002 and 2001, respectively.

     Capitalized loan fees represent cost incurred in connection with outstanding debt and are being amortized over the term of the debt.

NOTE 5 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

     Accrued expenses and other current liabilities consist of the following:

	JUNE 30,

	2002	2001

Salaries and wages	$2,825,000	$2,977,000
Other	5,634,000	7,380,000

	$8,459,000	$10,357,000

NOTE 6 — INCOME TAXES:

     The provision for taxes on income consists of the following:

	YEAR ENDED JUNE 30,

	2002	2001	2000

Federal, current	$4,090,000	$1,855,000	$2,235,000
State, current	386,000	272,000	398,000

	4,476,000	2,127,000	2,633,000
Deferred, primarily federal	(1,150,000)	270,000	(113,000)

Provision	3,326,000	2,397,000	2,520,000
Discontinued operations	(109,000)	(853,000)	(597,000)
Extraordinary item	—	—	(625,000)

Net Provision	$3,217,000	$1,544,000	$1,298,000

     Major components of deferred income tax (assets) and liabilities were as follows:

	YEAR ENDED JUNE 30,

	2002	2001

Depreciation/amortization	$401,000	$1,437,000
Prepaid expenses	559,000	695,000
State income taxes	(135,000)	(90,000)
Allowance for doubtful accounts	(582,000)	(645,000)
Deferred rent	(714,000)	(528,000)
Installment sale deferral	(423,000)	—
Capital loss	—	(642,000)
Other	124,000	153,000

	$(770,000)	$380,000

     The reconciliation of the federal statutory rate to the Company’s effective tax rate on income is summarized as follows:

	YEAR ENDED JUNE 30,

	2002	2001	2000

Computed “expected” income tax rate	34.0%	34.0%	34.0%
State income taxes, net of Federal income tax benefit	5.0	5.0	5.0

Effective income tax rate	39.0%	39.0%	39.0%

NOTE 7 — LONG-TERM:

     Long-term debt consists of the following:

	JUNE 30,

	2002	2001

Notes payable to banks	$12,968,000	$33,404,000
Tax exempt bond pursuant to a loan agreement between the Company and the California Economic Development Financing Authority (“CEDFA”). Repayment terms consist of semi-annual principal payments of $500,000 with a redemption of $4.0 million at the end of the fifteenth year (2013). The loan carries a variable rate which is based on a weekly remarketing of the bonds. The rate at June 30, 2002 was 1.2%. In addition, a letter of credit has been issued by the Company’s senior lender to guaranty the credit at an annual cost of approximately 1.9% of the principal.	15,000,000	16,000,000
Notes payable to trustees for bankrupt airlines	504,000	1,529,000
Mortgage payable to a financial institution in aggregate monthly principal installments of $4,447 plus interest at 9% per annum, collateralized by land and buildings, maturing in May 2010.	298,000	323,000
Mortgage payable to a financial institution in aggregate monthly principal installments of $9,750 plus interest at 7.5%. Mortgage was paid in full with the sale of the building in January 2002.		332,000
Convertible subordinated debentures payable to seller of Excel Cargo in monthly installments of $13,810 including interest at 8.5%, collateralized by property acquired, maturing in September 2003.	208,000	350,000
Other	50,000	83,000

	29,028,000	52,021,000
Less current portion of long term debt	14,677,000	7,461,000

	$14,351,000	$44,560,000

     Notes Payable to banks consists principally of a credit Facility (the “Credit Facility”) which provides for a term loan (the “Term Loan”), an acquisition line (the “Acquisition Line”) and a revolving line of credit (“the Revolver”). The Credit Facility expires in March 2004. Borrowings under the Term Loan were $4.1 million and $15.3 million at June 30, 2002 and 2001, respectively. Principal payments are payable in quarterly installments of $1.4 million as of June 30, 2002. Outstanding borrowings under the Acquisition Line were $5.9 million and $18.1 million at June 30, 2002 and 2001, respectively. Principal is due in March 2004. The Revolver permits borrowings of up to $35.0 million. As of June 30, 2002 the Revolving Credit facility had $3.0 million of principal outstanding and $17.3 million utilized to issue stand-by letters of credit leaving an unused Revolving Credit line of $7.2 million. There were no outstanding borrowings under the Revolver at June 30, 2001. Interest for the Term Loan and the Acquisition Line accrues at LIBOR+ 2.50% (4.34% based on 30 day LIBOR rates in effect at June 30, 2002). The Revolver accrues interest at a base rate of 5% at June 30, 2002.

     Certain debt agreements contain provisions that require the maintenance of certain financial ratios, minimum tangible net worth (as defined), minimum profitability levels, maximum leverage and minimum debt service coverage and quick ratios and limitations on annual capital expenditures. Additionally, the Company is prohibited from paying dividends in excess of $400,000 per fiscal year.

     The Company is currently in discussions with the credit facility lenders to obtain debt covenant waivers regarding the maximum unfunded capital expenditure for the fiscal year ended June 30, 2002 and the minimum quarterly net earnings for the 2nd and 3rd quarters of fiscal year 2002. Until these covenant waivers are agreed to and executed, the credit facility lenders have the right to provide written notice to the Company declaring the principal and accrued interest associated with this debt instrument to be immediately due and payable. The credit facility lenders have not executed this right. As such, the entire amount of principal outstanding of the credit facility as of June 30, 2002 has been classified as current portion of long term debt.

     Notes payable to trustees for bankrupt airlines results from settlements with two bankrupt airlines. On March 16, 2001, the bankruptcy court approved a settlement related to preference payments received in connection with the Chapter 7 bankruptcy filing of Western Pacific Airlines, Inc. (“WPAI”). The settlement consists of ten quarterly payments of $175,000, of which six have been paid to date with the unpaid balance secured by a letter of credit. The Company recorded a charge to bad debt expense equal to the present value of the payments, $1.6 million in fiscal 2001. The outstanding balance was $0.5 million at June 30, 2002. In February 2001, the Company received notice of a complaint filed by the Chapter 7 Trustee for Tower Airlines in regard to a preference action. In July 2001, the Company settled this matter for $1.0 million which was fully paid as of June 30, 2002.

Long-term debt payable, excluding Senior Subordinated Notes (Note 8) subsequent to June 30, 2002 is as follows:

2003	$14,677,000
2004	1,100,000
2005	1,026,000
2006	1,026,000
2007	1,026,000
Thereafter	10,173,000

$29,028,000

NOTE 8 — SENIOR SUBORDINATED NOTE/EXTRAORDINARY ITEM:

     On September 10, 1999, the Company issued, in a private placement, $24.0 million Senior Subordinated 12% Note (“the Note”) due 2006 with detachable warrants to acquire 503,126 shares of the Company’s common stock originally exercisable at $6.50 per share for seven years. On November 16, 2001, the agreement was amended to reduce the exercise price of the warrants to $5.50 per share resulting in an increase in the value of the warrants. The Note agreement contains covenants that, among other matters, limit senior indebtedness, the disposition of assets and unfunded capital expenditures. The covenants also include ratio tests for interest coverage, leverage, fixed charge coverage and debt service. On November 16, 2001 and effective September 30, 2001, the Company received a waiver pertaining to the interest coverage test and the agreement was amended by reducing the ongoing interest coverage test.

     The Company is currently in discussions with the lender to obtain a debt covenant waiver regarding the maximum unfunded capital expenditures for the fiscal year ended June 30, 2002. Until this waiver is agreed to and executed, the lender has the right to provide the Company with written notice declaring the principal and accrued interest associated with the Senior Subordinated Notes to be immediately due and payable. The lender has not executed this right. As such, the entire amount of principal outstanding as of June 30, 2002 has been classified as Senior Subordinated Note, current.

     Proceeds of the Note were used to redeem the remaining $19.5 million of the Company’s 7 3/4% convertible subordinated debentures due February 1, 2006 at 104% of the principal amount plus accrued interest and pay expenses of the transaction as follows:

Principal balance of Debentures redeemed	$19,509,000
Redemption premium of 4%	780,000
Accrued Interest	164,000
Placement fees, legal fees and other expenses of transaction capitalized as other assets	1,750,000
Cash received	1,797,000

Proceeds	$24,000,000
Valuation of warrants credited to additional paid-in-capital	(1,349,000)
Warrants amortized as interest expense through June 30, 2002	528,000

Senior Subordinated Note	$23,179,000

     As a result of this transaction the Company recorded an extraordinary charge of $979,000 in fiscal 2000 (net of a $625,000 income tax benefit). The extraordinary charge consists of the redemption premium of $780,000 plus the write off of capitalized fees of $824,000.

NOTE 9 — EMPLOYEE STOCK OPTION PLANS:

     The Company has the following stock option plans, the 1990 Long-Term Incentive Plan (“1990 Incentive Plan”), the 1990 Directors Stock Option Plan (“1990 Directors Plan”), the 1998 Long-Term Incentive Plan (“1998 Incentive Plan”), the 1998 Directors Stock Option Plan (“1998 Directors Plan”) and the 2001 Stock Incentive Plan (“2001 Incentive Plan”). The Company has reserved 1,813,000 shares related to the Incentive Plans and 587,000 shares related to the Directors Plans. The Company has also reserved 7,000 shares for special option grants made outside the plans. Options granted pursuant to the plans and special grants are generally made at the fair market value of such shares on the date of grant and generally vest over twelve months. The contractual lives of the options are generally ten years.

     The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost for stock options been calculated using the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have approximated the pro forma amounts indicated in the following table:

	2002	2001	2000

Net income – as reported	$5,033,000	$2,412,000	$2,029,000
Net income – pro forma	4,795,000	2,209,000	1,877,000
Basic earnings per share – as reported	.77	.37	.31
Basic earnings per share – pro forma	.73	.34	.29
Diluted earnings per share – as reported	.75	.36	.30
Diluted earnings per share – pro forma	.72	.33	.27

     The weighted average fair value of options granted in 2002, 2001 and 2000 is estimated as $2.26, $2.60 and $3.45 respectively, on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions.

	2002	2001	2000

Expected life	5 years	5 years	5 years
Expected volatility	45%	43%	38%
Risk free interest rate	1.90%	4.90%	6.19%
Dividend yield	0%	0%	0%

     A summary of stock option activity is as follows:

	WEIGHTED	LONG-TERM	WEIGHTED	DIRECTOR'S	WEIGHTED	SPECIAL
	AVERAGE	INCENTIVE	AVERAGE OPTION	STOCK OPTION	AVERAGE	OPTION
	OPTION PRICES	PLANS	PRICES	PLANS	OPTION PRICES	GRANTS

Outstanding June 30, 1999	$5.25	370,133	$4.53	317,625	$2.43	151,500
Granted	8.125	65,300	7.75	40,000	—	—
Exercised	—	—	—	—	—	—
Cancelled	7.87	(20,303)	—		—	—

Outstanding June 30, 2000	5.60	415,130	4.89	357,625	2.43	151,500
Granted	6.125	46,400	5.73	90,000
Exercised			5.36	(45,375)	3.20	(58,350)
Repurchased					1.542	(86,275)

Cancelled	7.60	(13,000)	7.13	(35,125)

Outstanding June 30, 2001	5.59	448,530	4.82	367,125	7.18	6,875
Granted	5.45	500,000	6.61	10,000
Exercised	1.63	(24,450)
Cancelled	7.94	(39,300)		(15,125)	1.49

Outstanding June 30, 2002	$5.53	884,780	$4.87	362,000	$5.01	6,875

     A summary of information about stock options issued and outstanding pursuant to the Incentive Plan, Directors Plan and special option grants at June 30, 2002 is as follows:

	OPTIONS OUTSTANDING		OPTIONS EXERCISABLE

			WEIGHTED
	SHARES	WEIGHTED	AVERAGE	SHARES	WEIGHTED
EXERCISE	OUTSTANDING AT	AVERAGE CONTRACTUAL	EXERCISE	EXERCISABLE	AVERAGE EXERCISE
PRICE RANGE	6/30/02	REMAINING LIFE	PRICE	AT 6/30/02	PRICE

$1.236 - 2.436	179,522	0.70	$1.74	179,522	$1.74
3.669 - 5.750	726,375	8.10	5.55	236,375	5.48
6.090 - 7.182	219,958	4.70	6.50	219,958	6.50
7.75 - 8.4375	127,800	6.60	8.06	127,800	8.06

	1,253,655		$5.27	763,655	$5.34

     The Company had shares exercisable under the various options plans of 680,111 and 786,086 at June 30, 2001 and June 30, 2000, respectively, at a weighted average exercise price of $5.14 and $4.32, respectively.

     In March 2000, the Board of Directors extended the termination date of options for 38,875 shares held by an officer and a Director. This resulted in compensation expense of $64,000.

     During fiscal 2002, the Company extended the termination dates of options for 33,250 shares held by an officer and a Director, resulting in an expense of $87,000.

     During fiscal 1996, the Company sold 137,500 shares of its common stock to two officers for $812,500. The officers each paid $40,000 in cash and issued promissory notes of $732,500 for the balance of the purchase price. The notes are payable over ten years and are due in fiscal year 2006. As of June 30, 2002, $533,000 remained outstanding.

     In May 2002, the Company loaned certain officers a total of $3.9 million to purchase shares in the Company’s stock from CFK Partners (see note 13) at a price of $7.50 per share. Included in this amount was a full recourse loan of approximately $2.9 million made to the Company’s CEO (“Full Recourse Note”). The remaining $1 million in loans (“Non-Recourse Loans”) to the Company’s executives are collateralized by the related common stock. During the quarter ended June 30, 2002, the Company recorded a compensation charge for the Non-Recourse loans of $356,000, representing the difference between the purchase price of the shares ($7.50) and the trading price ($4.90) times the number of shares purchased. The loans to the executives (including the Full Recourse Note), were made pursuant to employment agreements and contain provisions to be forgiven over a ten-year period. Compensation expense will be charged annually as the loans are forgiven.

NOTE 10 – ACQUISITIONS AND DIVESTITURES:

     The Company acquired various businesses during fiscal years 2001 and 2000. All such acquisitions have been accounted for under the purchase method of accounting. Pro forma disclosure has not been provided as the aggregate annual purchases have not been material. In fiscal year 2002, the Company sold RPA (See Note 2) and one of its FBO facilities. The following describes the various purchases and the FBO disposition.

     Fiscal 2002

     In June 2002, the Company sold its FBO operations at Bedford, Massachusetts for $15.5 million in cash, resulting in a pre-tax gain of $9.0 million. Estimated taxes of $3.5 million for this sale were transferred to a bank escrow account pending payment of the related federal and state taxes or payment of bank debt. The remaining cash proceeds of $12.0 million were utilized to repay bank debt.

     Fiscal 2001

     On September 1, 2000, the Company acquired the assets of an FBO in Birmingham, Alabama from Raytheon Aircraft Services, Inc. (“RAS”) for $6.6 million in cash funded under the Company’s acquisition line. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated principally to Property, Equipment and Leaseholds.

     In July 2000, the Company purchased hangers, buildings and leaseholds at its Tulsa, Oklahoma FBO and paid $3.8 million cash which was borrowed from its acquisition line.

     Fiscal 2000

     On April 21, 2000, the Company acquired certain assets of an FBO located in Fort Wayne, Indiana for $3.9 million in cash. The Company utilized borrowing available under its acquisition line to fund the purchase. The purchase price was allocated primarily to Property, Equipment and Leaseholds with an amount also allocated to inventories.

     On October 22, 1999, the Company acquired certain assets of Air Tulsa, Inc., an FBO located in Tulsa, Oklahoma. Assets acquired included refueling equipment and tank farms utilized in the FBO business, as well as inventories, prepaid expenses and a sublease. The agreement also includes a non-compete with the seller. Total consideration was $2.4 million which the Company initially paid in cash and which was subsequently funded by borrowings available under its acquisition line. The agreement included a second closing to occur within eighteen months to include the purchase of hangars, buildings and the leasehold for additional cash consideration of $3.8 million. This transaction was completed in July 2000 and was also financed with the Company’s acquisition line.

     On October 5, 1999, the Company acquired certain FBO assets for $700,000 in cash related to its leasehold at Charleston International Airport and includes the leasehold at John’s Island Executive Airport.

NOTE 11 – MERCFUEL PRIVATE PLACEMENT:

     On March 7, 2001, the Company announced its plan to create an independent publicly traded company, MercFuel, Inc. (“MercFuel”). MercFuel was organized in Delaware on October 27, 2000 as a wholly owned subsidiary of the Company. On January 1, 2001, the Company transferred to MercFuel, the assets and liabilities of its Fuel Sales division. On May 16, 2001 and amended twice thereafter, MercFuel filed a registration statement related to the proposed offering. Due to market conditions, the Company was not able to complete the offering. The Company incurred $985,000 of expenses associated with the offering and private placement which were expensed in the quarter ended December 31, 2001.

NOTE 12 – COMMITMENTS AND CONTINGENCIES:

     LEASES

     The Company is obligated under noncancellable operating leases. Certain leases include renewal clauses and require payment of real estate taxes, insurance and other operating costs. Total rental expense on all such leases for the fiscal years 2002, 2001 and 2000 was $12,547,000, $10,133,000 and $8,640,000, respectively, which is net of sublease income of approximately $183,000 during fiscal year 2002 and $332,000 for fiscal year 2001 and 2000. The minimum annual rentals on all noncancellable operating leases having a term of more than one year at June 30, 2002 are as follows:

2003	$12,150,000
2004	12,076,000
2005	11,146,000
2006	10,316,000
2007	7,301,000
Thereafter	65,432,000

Total minimum payment required	$118,421,000

     EMPLOYMENT CONTRACTS

     As of June 30, 2002, the Company had employment contracts with key executives. The Company’s minimum payments for these key employment contracts, excluding discretionary and performance bonuses, are as follow:

2003	$1,688,000
2004	1,388,000
2005	927,000

Total minimum payments	$4,003,000

     PURCHASE COMMITMENTS

     On April 1, 2002, MAC unit entered into a one-year renewal of its contract to purchase all of South African Airlines cargo capacity on its passenger flights from the United States and Canada to South Africa. MAC’s one-year commitment for these routes is approximately $4.6 million.

     LITIGATION

     In April 2000, Mercury filed a collection action against AER Global Logistics (“AER”) in the state of New York. AER filed a counterclaim for $5.0 million alleging among other things, tortious interference with contract. Mercury believes that this counterclaim is without merit, and accordingly, does not believe this matter will have a significant impact on it financial position or operating results.

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

     On November 30, 2001, the Company received notice of a counter-complaint filed by UPS against the Company and a third party seeking indemnification and reimbursement in the amount of $470,000 for the costs incurred as a result of a fuel spill at the Ontario,

California Airport. The Company has provided a response to UPS denying such claim and on September 28, 2001, filed a lawsuit seeking reimbursement for damages. Mercury does not believe the outcome of this claim will have a significant impact on its financial position or operating results.

     On May 1, 2002, Mercury received a Notice of Violation (“NOV”) for its Fort Wayne, Indiana facility alleging that Mercury’s Spill Prevention, Control and Countermeasure Plan (“SPCC”) does not meet certain federal regulatory guidelines. Specifically, the EPA alleged that Mercury’s SPCC failed to provide for proper parking, secondary containment, and proper drainage of its refueler trucks. The EPA has requested that Mercury submit a written response to its allegations. The Company is in the process of responding to the EPA. Mercury intends to fully comply with all EPA requirements.

NOTE 13 — RELATED PARTY TRANSACTIONS

     CFK Partners is a partnership consisting of three of the Company’s directors, one of whom also serves as the Company’s Chief Executive Officer and another who serves as Chairman of the Board. In addition, CFK Partners also owns approximately 30% of the Company’s outstanding shares.

     In January 2002, the Company sold land and a building which comprise its corporate headquarters to CFK Partners, LLC (“CFK Partners”) for $4.2 million, consisting of $2.8 million cash and a note receivable of $1.4 million. The note receivable accrues interest at 5% and is due on December 31, 2002, however, CFK Partners has options to extend the note through December 31, 2004. Concurrently, the Company also entered into a ten-year lease for the property. The lease payments currently approximate $37,000 per month. The excess of the sales price over the net book value of the property of $2.2 million was recorded as a deferred gain. Of this gain, $0.8 million (the amount of cash received in excess of net book value) is being amortized as an offset to rent expense over the ten year term of the lease agreement. The remaining deferred gain will be amortized over the remaining term of the lease beginning at such time as it meets the criteria for gain recognition.

     The Company paid $785,000, $317,000, and $85,000 during fiscal years 2002, 2001 and 2000, respectively, to McBreen & Kopko related to legal services. Frederick H. Kopko, Jr., a partner of McBreen & Kopko, is a member of the Company’s board of directors. In addition, Mr. Kopko is a partner in CFK Partners, the Company’s largest shareholder.

     The Company and its Chairman each own a 50% interest in an LLC that owns and operates a corporate airplane. The Company contributed capital to the LLC of $112,500 in fiscal 2002 and $137,000 in fiscal 2001. Amounts paid to the LLC by the Company for the use of the airplane were insignificant in both years. The Company is a guarantor on a note payable to a financial institution which funded the purchase of the aircraft. The principal balance of the note as of June 30, 2002 was $0.9 million.

NOTE 14 — MAJOR CUSTOMERS AND FOREIGN CUSTOMERS:

     AirTran Airways represented approximately 15%, 14%, and 11% of consolidated revenues for fiscal 2002, 2001, and 2000 respectively and National Airlines, Inc. represented approximately 13%, 14%, and 0% of consolidated revenues for fiscal 2002, 2001, and 2000 respectively. Government contract services consists of revenues from agencies of the United States government. Revenue from this segment represented approximately 7%, 6%, and 8% of the Company’s consolidated revenues for fiscal 2002, 2001, and 2000, respectively. No other customers accounted for over 10% of Mercury’s consolidated revenues.

     The Company does business with a number of foreign airlines, principally in the sale of aviation fuels. For the most part, such sales are made within the United States and utilize the same assets and generally the same personnel as are utilized in the Company’s domestic business. Revenues related to these foreign airlines amounted to approximately 18%, 18% and 25% of consolidated revenues for the years ended June 30, 2002, 2001,and 2000, respectively.

NOTE 15 — EARNINGS PER SHARE:

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

	FISCAL YEAR		FISCAL YEAR		FISCAL YEAR
	JUNE 30, 2002		JUNE 30, 2001		JUNE 30, 2000

	DILUTED	BASIC	DILUTED	BASIC	DILUTED	BASIC

Weighted average number of common shares outstanding during the period	6,565,000	6,565,000	6,531,000	6,531,000	6,565,000	6,565,000
Common stock equivalents resulting from The assumed exercise of stock options	121,000		176,000		344,000
Common shares resulting from the assumed conversion of debentures	24,000		40,000		590,000

Weighted average number of common and common equivalent shares outstanding during the period	6,710,000	6,565,000	6,747,000	6,531,000	7,499,000	6,565,000

Net income from continuing operations before extraordinary item	$5,203,000	$5,203,000	$3,747,000	$3,747,000	$3,941,000	$3,941,000
Add: Interest expense, net of tax, on convertible debentures	15,000		20,000		185,000

Adjusted income from continuing operations	5,218,000	5,203,000	3,767,000	3,747,000	4,126,000	3,941,000
Discontinued Operations:
Loss from discontinued operations	(170,000)	(170,000)	(858,000)	(858,000)	(933,000)	(933,000)
Loss on sale of discontinued operations			(477,000)	(477,000)
Extraordinary item					(979,000)	(979,000)

Adjusted net income	$5,048,000	$5,033,000	$2,432,000	$2,412,000	$2,214,000	$2,029,000
Common stock and common share Equivalents	6,710,000	6,565,000	6,747,000	6,531,000	7,499,000	6,565,000
Earnings (Loss) per share:
From continuing operations	$0.78	$0.79	$0.56	$0.57	$0.55	$0.60
Loss from discontinued operations	(0.03)	(0.02)	(0.13)	(0.13)	(0.12)	(0.14)
Loss on sale of discontinued operations			(0.07)	(0.07)

Income before extraordinary item	0.75	0.77	0.36	0.37	0.43	0.46
Extraordinary Item					(0.13)	(0.15)

Net Income	$0.75	$0.77	$0.36	$0.37	$0.30	$0.31

NOTE 16 — QUARTERLY FINANCIAL DATA (UNAUDITED):

	2002

	SEPTEMBER 30	DECEMBER 31	MARCH 31	JUNE 30

Sales and Revenues	$103,752,000	$92,091,000	$87,918,000	$99,581,000
Gross Margin	7,724,000	7,804,000	6,515,000	6,229,000
Income (Loss) from continuing operations	833,000	(31,000)	(380,000)	4,781,000
Net Income (Loss)	791,000	(31,000)	(380,000)	4,653,000
Net Income Per Share:
Basic:
From continuing operations	$0.13	$0.00	$(0.06)	$0.73
Loss from discontinued operations	(0.01)	—	—	(0.02)

Net income	$0.12	$0.00	$(0.06)	$0.71

Diluted:
From continuing operations	$0.12	$0.00	$(0.06)	$0.72
Loss from discontinued operations	(0.01)	—	—	(0.02)

Net income	$0.11	$0.00	$(0.06)	$0.70

	2001

	SEPTEMBER 30	DECEMBER 31	MARCH 31	JUNE 30

Sales and Revenues	$111,395,000	$134,093,000	$113,902,000	$119,056,000
Gross Margin	8,857,000	10,281,000	7,501,000	7,626,000
Income from Continuing Operations	1,107,000	1,705,000	368,000	567,000
Net Income (Loss)	1,156,000	1,782,000	299,000	(825,000)
Net Income per Share:
Basic:
From continuing operations	$0.17	$0.26	$0.06	$0.09
Income (loss) from discontinued operations	0.01	0.01	(0.01)	(0.14)
Loss on sale on discontinued operations	—	—	—	(0.07)

Net Income (Loss)	$0.18	$0.27	$0.05	$(0.13)

Diluted:
From continuing operations	$0.16	$0.25	$0.06	$0.08
Income (loss) from discontinued operations	0.01	0.02	(0.01)	(0.13)
Loss on sale of discontinued operations	—	—	—	(0.07)

Net income (Loss)	$0.17	$0.27	$0.05	$(0.12)

NOTE 17 — SEGMENT REPORTING:

     The Company operates and reports it’s activities through four principal units: 1) Fuel Sales, 2) Fixed Based Operations, 3) Cargo Operations and 4) Government Contract Services. Additionally, the Company had a fifth operating unit, RPA, which was sold on July 3, 2001 and is shown as a discontinued operation. As a result, RPA’s historical operating results have been reclassified as a discontinued operations. The segment data included below has been restated to exclude amounts related to the RPA business unit.

				Government	Corporate
	Fuel	Fixed Base	Cargo	Contract	or
(Dollars in Thousands)	Sales	Operations	Operations	Services	unallocated	Total

2002
Revenues	$232,573	$94,417	28,124	$28,228		$383,342
Gross Margin	6,581	13,545	1,357	6,789		28,272
Depreciation and Amortization	63	5,780	2,292	715	$363	9,213
Capital expenditures	30	3,954	332	122	62	4,500
Segment Assets	27,183	60,479	16,159	12,995	17,870	134,686
2001
Revenues	$318,857	$99,482	$31,337	$28,770		$478,446
Gross Margin	7,493	15,012	6,089	5,671		34,265
Depreciation and Amortization	62	5,389	2,363	841	$676	9,331
Capital expenditures	14	4,462	1,884	77	34	6,471
Segment Assets	35,608	69,779	18,996	11,907	11,860	148,150
2000
Revenues	$202,906	$73,666	$32,474	$25,287		$334,333
Gross Margin	7,884	11,522	9,300	5,031		33,737
Depreciation and Amortization	58	4,292	2,585	827	$723	8,485
Capital expenditures	92	8,796	756	965	17	10,626
Segment Assets	28,421	31,248	32,293	9,391	17,707	129,060

     Gross margin is used as the measure of profit and loss for segment reporting purposes as it viewed by key decision makers as the principal operating indicator in measuring segment profitability. The key decision makers also view bad debt expense as an important measure of profit and loss. The predominant component of bad debt expense relates to Fuel Sales. Bad debt expense for Fuel Sales was approximately $994,000, $3,025,000 and $5,000,000; total bad debt expense was $1,358,000, $3,425,000 and $5,408,000 in fiscal 2002, 2001 and 2000, respectively.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED JUNE 30, 2002

	BALANCE AT	CHARGED TO COSTS	DEDUCTIONS	BALANCE AT END
CLASSIFICATION	BEGINNING OF PERIOD	AND EXPENSES	(a)	OF PERIOD

2002
Allowance for doubtful accounts	$1,653,000	$1,358,000	$(1,428,000)	$1,583,000

2001
Allowance for doubtful accounts	$2,291,000	$3,425,000	$(4,063,000)	$1,653,000

2000
Allowance for doubtful accounts	$1,665,000	$5,408,000	$(4,782,000)	$2,291,000

(a)	Accounts receivable write-off