Form 10-Q
period 2002-09-30
MERCURY AIR GROUP INC
filed 2002-11-14
CIK 52532

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]       Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
September 30, 2002

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

YES  [X]          No  [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Title	Number of Shares Outstanding As of November 12, 2002

Common Stock, $0.01 Par Value	6,439,999

PART 1 — FINANCIALS INFORMATION

Item 1. Financial Statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	SEPTEMBER 30,	JUNE 30,
	2002	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,006,000	$5,554,000
Restricted Cash	250,000	3,780,000
Trade accounts receivable, net of allowance for doubtful accounts of $1,869,000 at 9/30/02 and $1,583,000 at 6/30/02	46,059,000	46,958,000
Inventories, principally aviation fuel	6,561,000	2,985,000
Prepaid expenses and other current assets	3,201,000	3,077,000
Note receivable from affiliate	1,400,000	1,400,000

Total current assets	61,477,000	63,754,000
PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated depreciation and amortization of $54,732,000 at 9/30/02 and $53,668,000 at 6/30/02	57,936,000	59,286,000
NOTES RECEIVABLE	2,078,000	2,158,000
DEFERRED INCOME TAXES	766,000	770,000
GOODWILL	4,389,000	4,389,000
OTHER INTANGIBLE ASSETS	208,000	233,000
OTHER ASSETS	4,013,000	4,096,000

	$130,867,000	$134,686,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,329,000	$35,085,000
Accrued expenses and other current liabilities	8,072,000	8,459,000
Current portion of long-term debt (Note 5)	14,830,000	14,677,000
Senior Subordinated Note, current (Note 5)	23,228,000	23,179,000

Total current liabilities	78,459,000	81,400,000
LONG-TERM DEBT	13,799,000	14,351,000
DEFERRED GAIN	2,126,000	2,146,000
DEFERRED RENT	2,090,000	1,943,000
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS’ EQUITY:
Preferred Stock — $0.01 par value; authorized 3,000,000 shares; no shares outstanding
Common Stock — $0.01 par value; authorized 18,000,000 shares; outstanding 6,439,999 shares at 9/30/02 and 6,541,699 at 6/30/02	64,000	65,000
Additional paid-in capital	21,404,000	21,419,000
Retained earnings	17,233,000	17,751,000
Accumulated other comprehensive loss (Note 8)	(355,000)	(316,000)
Notes receivable from sale of stock	(3,953,000)	(4,073,000)

Total stockholders’ equity	34,393,000	34,846,000

	$130,867,000	$134,686,000

See accompanying notes to consolidated financial statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,

	2002	2001

Sales and Revenues:
Sales	$85,450,000	$80,443,000
Service revenues	22,445,000	23,309,000

	107,895,000	103,752,000

Costs and Expenses:
Cost of sales	76,034,000	70,289,000
Operating expenses	25,796,000	25,739,000

	101,830,000	96,028,000

Gross Margin (Excluding depreciation and amortization)	6,065,000	7,724,000

Expenses (Income):
Selling, general and administrative	3,224,000	1,960,000
Provision for bad debts	352,000	585,000
Depreciation and amortization	2,029,000	2,304,000
Interest expense	1,320,000	1,526,000
Interest income	(70,000)	(17,000)

	6,855,000	6,358,000

(Loss) Income from Continuing Operations Before Provision for Income Taxes	(790,000)	1,366,000
(Benefit from) Provision for Income Taxes	(308,000)	533,000

(Loss) Income from Continuing Operations	(482,000)	833,000
Loss from Discontinued Operations net of Income Tax benefit of $27,000 (Note 2)		(42,000)

Net (Loss) Income	$(482,000)	$791,000

Net (Loss) Income Per Common Share (Note 6):
Basic:
From Continuing Operations	$(0.07)	$0.13
(Loss) from Discontinued Operations	0.00	(0.01)

Net (Loss) Income	$(0.07)	$0.12

Diluted:
From Continuing Operations	$(0.07)	$0.12
(Loss) from Discontinued Operations	0.00	(0.01)

Net (Loss) Income	$(0.07)	$0.11

See accompanying notes to consolidated financial statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(482,000)	$791,000
Less: Loss from discontinued operations		(42,000)

(Loss) Income from continuing operations	(482,000)	833,000
Adjustments to derive cash flow from operating activities:
Bad debt expense	352,000	585,000
Depreciation and amortization	2,029,000	2,304,000
Deferred income taxes	4,000	12,000
Deferred rent	147,000	147,000
Compensation expense related to remeasurement of stock options	318,000	12,000
Expense related to amortization of executive stock plan	120,000
Amortization of senior subordinated note discount	49,000	47,000
Loss on retirement of assets	41,000
Amortization of deferred gain	(20,000)
Changes in operating assets and liabilities:
Trade and other accounts receivable	547,000	3,644,000
Inventories	(3,576,000)	(313,000)
Prepaid expenses and other current assets	(124,000)	(690,000)
Accounts payable	(2,756,000)	(5,687,000)
Accrued expenses and other current liabilities	(387,000)	(3,722,000)

Net cash used in operating activities	(3,738,000)	(2,828,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	3,530,000
Increase in other assets	(37,000)	(17,000)
(Increase) decrease in notes receivables	80,000	(413,000)
Proceeds from sale of property	35,000
Additions to property, equipment and leaseholds	(610,000)	(1,326,000)

Net cash provided by (used in) investing activities	2,998,000	(1,756,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Credit-Facility	11,275,000	4,000,000
Reduction of debt instruments	(11,674,000)	(6,663,000)
Repurchase of common stock	(370,000)

Net cash used in financing activities	(769,000)	(2,663,000)

Effect of exchange rate changes on cash	(39,000)
NET DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(1,548,000)	(7,247,000)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS		4,236,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,554,000	3,886,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,006,000	$875,000

CASH PAID DURING THE PERIOD:
Interest	$1,221,000	$1,498,000
Income taxes	$4,539,000

See accompanying notes to consolidated financial statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

(Unaudited)

NOTE 1 — GENERAL:

BUSINESS:

     Mercury Air Group, Inc. (the “Company”), a Delaware Corporation, was organized in 1956 and provides a broad range of services to the aviation industry through four principal operating units: fixed base operations, cargo operations, fuels sales, and government contract services. Fixed base operations (“FBOs”) include fuel sales, into-plane services, ground support services, aircraft hangar and tie-down facilities and maintenance at certain locations for commercial, private, general aviation and military aircraft. Cargo operations consist of cargo handling, space logistics operations and general cargo sales agent services. Fuel sales include the sale of fuel and delivery of fuel primarily to domestic and international commercial airlines, business aviation and air freight airlines. Government contract services consist of aircraft refueling and fuel storage operations, base operating support (“BOS”) services, air terminal and ground handling services and weather observation and forecasting services performed principally for agencies of the United States Government. Additionally, the Company had a fifth operating unit, RPA Airline Automation Services, Inc. (“RPA”) which was sold on July 3, 2001 and is classified as a discontinued operation. (See Note 2).

RISKS AND UNCERTAINTIES:

     In regard to the Senior Secured Credit Facility, the Company was in noncompliance with the minimum net earnings covenant requirement for the first quarter of fiscal 2003 and for the second and third quarters of fiscal 2002. The Company was also in noncompliance with the maximum capital expenditure covenant of the Senior Secured Credit Facility and for the Senior Subordinated 12% Note (“the Note”) for the fiscal year ended June 30, 2002. As a result, the Company has been engaged in discussions with the Senior Secured Credit Facility Lenders (the “Lenders”) and the Note Holder regarding waivers and/or cures for the noncompliance with these debt covenants. Until such time that waivers are received or a cure is accomplished, the Lenders and the Note Holder have the right to provide the Company with written notice declaring the total obligations associated with the Senior Secured Credit Facility and the Note to be immediately due and payable. Neither the Lenders nor the Note Holder has exercised this right.

     In October 2002, the Company received written notice from the Lenders that as a result of the noncompliance with these debt covenants, the Lenders are under no obligation to make any additional loans under the Senior Secured Credit Facility, although they are not precluded from making additional loans. In November 2002, the Company received written notice from the Note Holder constituting a Subordinated Default Notice whereby the Note Holder advised the Company of the event of default, and while not declaring the outstanding principal and accrued interest immediately due and payable, the Note Holder reserves all rights to take any action allowable under the Note Agreement, including the acceleration of the maturity date. This notice also advised the Company that the Note Holder is due additional interest at the default rate until such defaults are cured or waived. The default interest represents an additional 2.0% per annum over the stated interest rate of 12.0% on the outstanding balance and was retroactive to June 30, 2002.

     In addition to having had discussions with the Lenders and the Note Holder regarding waivers for these debt covenants, the Company has also engaged a financial advisor and is in discussions with other lenders to provide new financing to replace the Senior Secured Credit Facility and the Note. There can be no assurance that the Company could obtain the financing necessary, which may result in the Company having inadequate financial resources to meet this obligation if the Lenders and/or the Note Holder exercise their right to declare the outstanding obligations associated with the Senior Secured Credit Facility and the Note to be immediately due and payable. However, the Company believes it will be able to secure new financing to replace the Senior Secured Credit Facility and the Note even in the event of the Lenders and the Note Holder exercising their right to accelerate the maturity dates.

     On November 6, 2002 National Airlines, Inc. (“National”), a customer of the Company’s MercFuel, Inc. (“MercFuel”) subsidiary, announced that they were ceasing operations effective on that date. The Company has been providing fuel to National since May 1999. In December 2000, National filed for bankruptcy protection and the Company continued to sell fuel to National on a secured basis under the auspices of the bankruptcy court. Sales by MercFuel to National for the three months ended September 30, 2002 and 2001 were $17.5 million and $15.1 million, respectively, representing 16.2% and 14.5% of the Company’s consolidated revenue for those periods. As of November 6, 2002, the Company estimates the outstanding account receivable from National to be $375 thousand which is adequately secured.

     As a result of National’s cessation of operations in November 2002 and the limited access to additional borrowings under the Company’s credit facility, the Company may encounter difficulties in meeting its near-term working capital requirements. The Company is in discussions with its major suppliers to extend additional credit terms to enable the Company to meet its working capital requirements. The Company believes that upon securing the new financing, it will have sufficient liquidity to meet its ongoing working capital requirements.

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

     The Company purchases fuel from a limited number of suppliers. If the Company’s relationship with any of these key suppliers terminates, the Company may not be able to obtain a sufficient quantity of fuel on favorable terms or may experience difficulty in obtaining fuel from alternative suppliers. Furthermore, difficulties faced by these suppliers or fuel shortages or the inability to obtain fuel from alternate sources at acceptable prices and terms, could impair the Company’s ability to sell fuel to its customers at competitive prices and terms

BASIS OF PRESENTATION:

     The accompanying unaudited financial statements reflect all adjustments (consisting of normal, recurring accruals only) which are necessary to fairly present the results for the interim periods. Such financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and the notes thereto. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of results for the full year.

NEW ACCOUNTING PRONOUNCEMENTS:

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has elected to adopt SFAS No. 142 on July 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. Had the non-amortization provisions of SFAS No. 142 not been adopted, amortization of goodwill would have been $0.1 million for the quarter ended September 30, 2002. The pro forma net loss would have been $0.6 million an increase of $0.1 million, or a loss of $0.09 per share versus the net loss of $0.5 million or $0.07 per share actually reported. For the quarter ended September 30, 2001, the pro forma net income before goodwill amortization was $0.9 million or $0.13 per share fully diluted compared to the net income of $0.8 million or $0.11 per share actually reported. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS. No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The impact on the Company’s first quarter for 2003 results were immaterial. The company has not yet determined whether there will be an impairment to its recorded goodwill as of June 30, 2002.

     Effective July 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This new statement also supersedes certain aspects of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and

Transactions,” with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB Opinion No. 30). In addition, more dispositions may qualify for discontinued operations treatment.

     The adoption of SFAS No. 144 did not have a material effect on the Company’s consolidated financial position on results of operations.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos, 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”, which rescinds and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company believes that SFAS No. 145 will not have a material effect on the Company’s consolidated financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that cost associated with an exit or disposal activity be recognized when incurred as opposed to an entity’s commitment to an exit plan as previously allowed. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not believe that SFAS No. 146 will have a material effect on the Company’s consolidated financial position or results or operations.

NOTE 2 — DISCONTINUED OPERATIONS:

     On July 3, 2001, the Company completed the sale of its subsidiary, RPA Airline Automation Services, Inc. (“RPA”), which provided airline revenue accounting and management information software consisting of proprietary software programs which are marketed to foreign and domestic airlines. During the quarter ended September 30, 2001, the Company recorded a loss of $42,000 related to the sale of a building that had previously been RPA’s corporate headquarters. At September 30, 2002, the Company no longer retained any significant assets or liabilities related to RPA.

NOTE 3 — INCOME TAXES:

     Income taxes have been computed based on the estimated annual effective income tax rate for the respective periods.

NOTE 4 — LITIGATION:

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

     On November 30, 2001, the Company received notice of a counter-complaint filed by UPS against the Company and a third party seeking indemnification and reimbursement in the amount of $0.5 million for the costs incurred as a result of the fuel spill at the Ontario, California Airport. The Company has provided a response to UPS denying such claim and on September 28, 2001, filed a lawsuit seeking reimbursement for damages. Mercury does not believe the outcome of this claim will have a significant impact on its financial position or operating results.

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

     On October 31, 2002 a complaint was filed before the National Labor Relations Board Region 12 on behalf of the Transport Workers Union of America, Local 525, AFL-CIO alleging that Maytag Aircraft Corporation has been engaging in unfair labor practices as set forth in the National Labor Relations Act at its Patrick Air Force Base location. The Company is in the process of responding to this compliant which is now scheduled for a hearing in April of 2003. Mercury does not believe that the outcome of this claim will have a significant impact its consolidated financial position or operating results.

     The Company is also a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a significant effect on its financial position or operating results.

NOTE 5 — DEBT:

     On September 10, 1999, the Company issued, in a private placement, a $24.0 million senior Subordinated 12% Note (“the Note”) due 2006 with detachable warrants to purchase 503,126 shares of the Company’s common stock exercisable at $6.50 per share for seven years. On November 16, 2001, the agreement was amended to reduce the warrant exercise price to $5.50 per share. The Note agreement contains covenants that, among other matters, limit senior indebtedness, the disposition of assets and unfunded capital expenditures. The covenants also included a ratio test for interest coverage, leverage, fixed charge coverage and debt service. In addition, the Company has a Note Payable to banks that consists principally of a credit facility (the “Senior Secured Credit Facility”), which provides for a term loan (“Term Loan”), an acquisition line (“Acquisition Line”) and a revolving line of credit (“Revolver”). The Senior Secured Credit Facility expires in March 2004. As of September 30, 2002, the Company had $0.4 million outstanding on the Term Loan, $5.8 million outstanding on the Acquisition Line, and $7.1 million outstanding on the Revolver. There is also $16.5 million of the Senior Secured Credit Facility utilized to issue stand-by letters of credit as of September 30, 2002. The Senior Secured Credit Facility contains covenants that require the maintenance of certain financial ratios, minimum tangible net worth (as defined), minimum profitability levels, maximum leverage and minimum debt service coverage and quick ratios and limitation on annual capital expenditures. Additionally, the Company is prohibited from paying dividends in excess of $400,000 per year.

     In regard to the Senior Secured Credit Facility, the Company was in noncompliance with the minimum net earnings covenant requirement for the first quarter of fiscal 2003 and for the second and third quarters of fiscal 2002. The Company was also in noncompliance with the maximum capital expenditure covenant of the Senior Secured Credit Facility and for the Note for the fiscal year ended June 30, 2002. As a result, the Company has been engaged in discussions with the Senior Secured Credit Facility Lenders (the “Lenders”) and the Note Holder regarding waivers and/or cures for the noncompliance with these debt covenants. Until such time that waivers are received or a cure is accomplished, the Lenders and the Note Holders have the right to provide the Company with written notice declaring the total obligations associated with the Senior Secured Credit Facility and the Note to be immediately due and payable. Neither the Lenders nor the Note Holder has exercised this right.

     In October 2002, the Company received written notice from the Lenders that as a result of the noncompliance with these debt covenants, the Lenders are under no obligation to make any additional loans under the Senior Secured Credit Facility, although they are not precluded from making additional loans. In November 2002, the Company received written notice from the Note Holder constituting a Subordinated Default Notice whereby the Note Holder advised the Company of the event of default, and while not declaring the outstanding principal and accrued interest immediately due and payable, the Note Holder reserves all rights to take any action allowable under the Note Agreement, including the acceleration of the maturity date. This notice also advised the Company that the Note Holder is due additional interest at the default rate until such defaults are cured or waived. The default interest represents an additional 2.0% per annum over the stated interest rate of 12.0% on the outstanding balance and was retroactive to June 30, 2002.

     In addition to having had discussions with the Lenders and the Note Holder regarding waivers for these debt covenants, the Company has also engaged a financial advisor and is in discussions with other lenders to provide new financing to replace the Senior Secured Credit Facility and the Note. There can be no assurance that the Company could obtain the financing necessary, which may result in the Company having inadequate financial resources to meet this obligation if the Lenders and/or the Note Holder exercise their right to declare the outstanding obligations associated with the Senior Secured Credit Facility and the Note to be immediately due and payable. However, the Company believes it will be able to secure new financing to replace the Senior Secured Credit Facility and the Note even in the event of the Lenders and the Note Holder exercising their right to accelerate the maturity dates.

     As of September 30, 2002, the total principal amount outstanding on the Senior Secured Credit Facility and the Note, amounting to $13.3 million and $23.2 million respectively, was classified on the Company’s Balance Sheet as Current portion of long-term debt and Senior Subordinated Note, current.

NOTE 6 — EARNINGS PER SHARE:

     Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potential common shares except for amounts that are antidilutive. Potential common shares include stock options and shares resulting from the assumed conversion of subordinated debentures, when dilutive.

	Three Months Ended		Three Months Ended
	September 30, 2002		September 30, 2001

	Diluted	Basic	Diluted	Basic

Weighted average number of common Shares outstanding during the period	6,463,000	6,463,000	6,577,000	6,577,000
Common share equivalents resulting from the assumed exercise of stock options			163,000
Common shares resulting from the assumed conversion of debentures			36,000
Weighted average number of common and common equivalent shares outstanding during the period	6,463,000	6,463,000	6,776,000	6,577,000

NOTE 7 — SEGMENT REPORTING:

     The Company operates and reports its activities through four principal units: 1) Fuel Sales, 2) Fixed Based Operations, 3) Cargo Operations and 4) Government Contract Services.

				GOVERNMENT	CORPORATE
	FUEL	FIXED BASE	CARGO	CONTRACT	OR
	SALES	OPERATIONS	OPERATIONS	SERVICES	UNALLOCATED	TOTAL

	(DOLLARS IN THOUSANDS)
QUARTER ENDED SEPTEMBER 30, 2002
Revenues	$70,573	$23,826	$7,290	$6,206		$107,895
Gross Margin	1,620	2,973	519	953		6,065
Depreciation and Amortization	54	1,253	546	91	$85	2,029
Capital Expenditures		524	65		21	610
Segment Assets	30,957	58,797	15,262	12,059	13,792	130,867
QUARTER ENDED SEPTEMBER 30, 2001
Revenues	$64,500	$23,962	$7,138	$8,152		$103,752
Gross Margin	1,946	3,464	287	2,027		7,724
Depreciation and Amortization	15	1,343	587	193	$166	2,304
Capital Expenditures		1,225	97		4	1,326
Segment Assets	26,968	66,651	16,873	13,237	17,636	141,365

     Gross margin is used as the measure of profit and loss for segment reporting purposes as it is viewed by key decision makers as the principal operating indicator in measuring segment profitability. The key decision makers also view bad debt expense as an important measure of profit and loss. The predominant component of bad debt expense relates to Fuel Sales. Bad debt expense for Fuel Sales was approximately $293,000 and $485,000; total bad debt expense was $352,000 and $585,000 in the quarter ending September 2002 and September 2001, respectively.

NOTE 8 — COMPREHENSIVE INCOME:

     Comprehensive (Loss) income is summarized as follows:

	Three Months Ended
	September 30,

	2002	2001

Net (Loss) Income	$(482,000)	$791,000
Foreign Currency Translation Adjustment	(39,000)	—

Comprehensive (Loss) Income	$(521,000)	$791,000

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

Results of Operations-Comparison of the Three Months ended September 30, 2002 and September 30, 2001.

The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company’s four operating units, as well as selected other financial statement data.

	THREE MONTHS ENDED SEPTEMBER 30,

	($ IN MILLIONS)

	2002		2001

		% OF TOTAL		% OF TOTAL
	AMOUNT	REVENUES	AMOUNT	REVENUES

Revenues:
Fuel Sales	$70.6	65.4%	$64.5	62.1%
FBOs	23.8	22.1	24.0	23.1
Cargo Operations	7.3	6.8	7.1	6.9
Government Contract Services	6.2	5.7	8.2	7.9

Total Revenue	$107.9	100.0%	$103.8	100.0%

		% of Unit		% of Unit
	Amount	Revenues	Amount	Revenues

Gross Margin(1):
Fuel Sales	$1.6	2.3%	$1.9	3.0%
FBOs	3.0	12.5	3.5	14.5
Cargo Operations	0.5	7.1	0.3	4.0
Government Contract Services	1.0	15.4	2.0	24.9

Total Gross Margin	$6.1	5.6%	$7.7	7.5%

		% of Total		% of Total
	Amount	Revenues	Amount	Revenues

Selling, general and administrative	$3.2	3.0%	$1.9	1.9%
Provision for bad debts	0.4	0.3	0.6	0.6
Depreciation and amortization	2.0	1.9	2.3	2.2
Interest expense and other	1.3	1.1	1.5	1.5

(Loss) Income from continuing operations before tax	(0.8)	(0.7)	1.4	1.3
(Benefit from) Provision for income taxes	(0.3)	(0.3)	0.5	0.5

(Loss) Income from continuing operations	(0.5)	(0.4)	0.9	0.8
(Loss) income from discontinued operations	0.0	0.0	(0.1)	0.0

Net (Loss) Income	$(0.5)	(0.4)%	$0.8	0.8%

(1)	Gross margin as used here and throughout Management’s Discussion excludes depreciation and amortization and selling, general and administrative expense.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001

Revenue increased by 4.0% to $107.9 million in the current period from $103.8 million in the prior year due to higher fuel volume in the current period. Gross margin decreased 21.5% to $ 6.1 million in the current period from $7.7 million a year ago, primarily due to a decline in Government Contract Services operations and a decrease in FBO volume and revenue as a result of the sale of the Company’s FBO facility in Bedford, Massachusetts (“Bedford FBO”) in June 2002. Revenue in the Fuel Sales, FBO and Cargo Operation segments of the Company’s business, was negatively impacted in the first quarter of fiscal 2002 due to the disruptions in air travel and airport operations following the events of September 11, 2001.

Revenues from fuel sales represented 65.4% of total revenues in the current period compared to 62.1% of revenues in the comparable prior year quarter. Revenues from fuel sales increased 9.4% to $70.6 million on sales of 80.0 million gallons from $64.5 million last year on sales of 72.3 million gallons. Gross margin from fuel sales was $1.6 million in the current period compared with $1.9 million last year primarily due to a 1.1 cent reduction in the average fuel sale prices to 88.1 cents per gallon while the cost of fuel decreased approximately 0.6 cents per gallon to 84.6 cents per gallon as compared to the first quarter of fiscal 2002.

On November 6, 2002 National Airlines, Inc. (“National”), a customer of the Company’s MercFuel, Inc. (“MercFuel”) subsidiary, announced that they were ceasing operations effective on that date. The Company has been providing fuel to National since May 1999. In December 2000, National filed for bankruptcy protection and the Company continued to sell fuel to National on a secured basis under the auspices of the bankruptcy court. Sales by MercFuel to National for the three months ended September 30, 2002 and 2001 were $17.5 million and $15.1 million, respectively, representing 16.2% and 14.5% of the Company’s consolidated revenue for those periods. As of November 6, 2002, the Company estimated the accounts receivable from National to be $375 thousand which is adequately secured.

Revenues from FBOs were $23.8 million on sales of 8.7 million gallons in the current period compared to $24.0 million a year ago on sales of 9.2 million gallons, a 0.6% decrease. After excluding the revenues from the Company’s Bedford FBO total FBO revenues increased 5.4% from the year ago period primarily due to higher average fuel sales prices with insignificant change in sales volume. Gross margin decreased 14.2% in the current period to $3.0 million from $3.5 million last year. The gross margin decrease was primarily caused by a 2% decrease in volume as a result of the sale of the Company’s Bedford FBO. Excluding the gross margin from the Bedford FBO for the first quarter of fiscal year 2002, gross margin was down $0.3 million or 8.8%.

Revenues from cargo operations increased 2.1% to $7.3 million from $7.1 million in the prior year due primarily to improvements in the Cargo handling operation. Gross margin from cargo operations in the current period increased 80.8% to $0.5 million from $0.3 million in the year ago period due to an increase in the cargo handling operations, offset partially by a decrease in Mercury World Cargo.

Revenues from government contract services decreased 23.8% in the current period to $6.2 million from $8.2 million in the year ago period due to the loss of the Yokota, Japan contract in September 2001 which provided $1.4 million or 17.1% of total revenues during the quarter ended September 30, 2001. Gross margin from government contract services in the current period decreased 53.0% to $1.0 million from $2.0 million last year due to the loss of the Yokota, Japan contract which generated $0.5 million in the prior year’s first quarter and higher legal settlement reserves of $0.3 million.

Selling, general and administrative expenses in the current quarter increased 64.5% to $3.2 million from $1.9 million in last year’s quarter primarily due to increased expenses of $0.6 million associated with refinancing and recapitalization initiatives, $0.3 million associated with the extension of certain stock options, and $0.3 million associated with a reserve for legal settlements.

Provision for bad debts decreased 39.8% in the current period to $0.4 million from $0.6 million a year ago.

Depreciation and amortization expense was $2.0 million in the current period compared to $2.3 million a year ago a decrease of 11.9% due primarily to the sale of corporate facilities and the Company’s Bedford FBO during the prior fiscal year.

Interest expense and other decreased by 17.2% in the current period to $1.3 million from $1.5 million a year ago due to lower outstanding principal of debt and lower effective interest rates.

Income tax expense approximated 39% of pre-tax income in both periods reflecting the expected effective annual tax rate.

The loss from discontinued operations of $42 thousand during the quarter ended September 30, 2001 was related to the sale of property held by RPA which was included in net assets of discontinued operations at June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 2002, the Company’s cash and cash equivalents were $4.0 million, a reduction of $1.6 million for the three month period then ended. Cash used in operating activities for the three month period ended September 30, 2002 was $3.7 million comprised of cash generated of $2.6 million from earnings, adjusted for non-cash items, less $6.3 million for an increase in net working capital. The increase in working capital was primarily due to an increase in inventory and a reduction in accounts payable.

During the first three months of FY 2003, the Company generated $0.3 million in investing activities primarily due to a reduction in restricted cash used to reduce long term debt. The Company’s financing activities resulted in a net cash outlay of $0.8 million during the first quarter primarily associated with the scheduled repayment of long term debt.

The Company’s senior secured credit facility consists of a $35.0 million Revolver, a Term Loan with an outstanding balance of $0.4 million and an Acquisition Facility with an outstanding balance of $5.9 million as of September 30, 2002. As of September 30, 2002, the Company had $7.0 million in loans drawn against the Revolver Facility in addition to having $16.5 million of letters of credit outstanding secured by the Revolver, leaving an unused balance of $1.4 million. The Senior Secured Credit Facility contains provisions that require the maintenance of certain financial ratios including minimum tangible net worth (as defined), minimum quarterly profitability levels, maximum leverage and minimum debt service coverage ratios, and maximum annual capital expenditure levels. In addition, the Company is prohibited from paying dividends in excess of $400 thousand per year. These facilities mature in March 2004.

The Company also has outstanding a $24.0 million Senior Subordinated 12% Note (the “Note”) due in 2006 with detachable warrants to purchase 503,126 shares of the Company’s common stock exercisable at $5.50 per share through maturity date of the Note. The Note agreement contains covenants that, among other matters, limit senior indebtedness, the disposition of assets and unfunded capital expenditures. The covenants also include a ratio test for interest coverage, leverage, fixed charge coverage and debt service.

In regard to the Senior Secured Credit Facility, the Company was in non-compliance with the minimum net earnings covenant requirement for the first quarter of fiscal 2003 and for the second and third quarters of fiscal 2002. The Company was also in noncompliance with the maximum capital expenditure covenant of the Senior Secured Credit Facility and for the Note for the fiscal year ended June 30, 2002. As a result, the Company has been engaged in discussions with the Senior Secured Credit Facility Lenders (the “Lenders”) and the Note Holder regarding waivers and/or cures for the noncompliance with these debt covenants. Until such time that waivers are received or a cure in accomplished, the Lenders and the Note Holder have the right to provide the Company with written notice declaring the total obligations associated with the Senior Secured Credit Facility and the Note to be immediately due and payable. Neither the Lenders nor the Note Holder has exercised this right. The Company has classified the total principal amounts outstanding on the Senior Secured Credit Facility and the Note, amounting to $13.3 million and $23.2 million as of September 30, 2002 respectively, as Current Portion of Long Term Debt and Senior Subordinated Note, current. Neither the Lenders nor the Note Holder have exercised this right.

     In October 2002, the Company received written notice from the Lenders that as a result of the noncompliance with these debt covenants, the Lenders are under no obligation to make any additional loans under the Senior Secured Credit Facility, although they are not precluded from making additional loans. In November 2002, the Company received written notice from the Note Holder constituting a Subordinated Default Notice whereby the Note Holder advised the Company of the event of default, and while not declaring the outstanding principal and accrued interest immediately due and payable, the Note Holder reserves all rights to take any action allowable under the Note Agreement, including the acceleration of the maturity date. This notice also advised the Company that the Note Holder is due additional interest at the default rate until such defaults are cured or waived. The default interest represents an additional 2.0% per annum over the stated interest rate of 12.0% on the outstanding balance and was retroactive to June 30, 2002

The Company has engaged a financial advisor and is in discussions with other lenders to secure new financing to replace the Senior Secured Credit Facility and the Note. The Company has received, and is in further discussions with these lenders, regarding term sheets associated with replacement debt facilities. There can be no assurance that the Company could obtain the financing necessary if the Lenders and the Note Holder exercise their right to accelerate the maturity dates, which may result in the Company having inadequate financial resources to meet this obligation. However, the Company believes it will be able to secure new financing to replace the Senior Secured Credit Facility and the Note even in the event of the Lenders and Note Holder exercising their right to accelerate the maturity dates.

     As a result of National’s Airlines, Inc’s cessation of operations in November 2002 and the limited access to additional borrowings under the Revolver, the Company may encounter difficulties in meeting its near-term working capital requirements. The Company is in discussions with its major suppliers to extend additional credit terms to enable the Company to meet its working capital requirements. The Company believes that upon securing the new financing, it will have sufficient liquidity to meet its ongoing working capital requirements. In the event that fuel prices increase significantly for an extended period of time, the Company’s liquidity could be adversely impacted.

CRITICAL ACCOUNTING POLICIES

Management’s beliefs regarding significant accounting policies have not changed significantly from those discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     There has been no material change during the quarter ended September 30, 2001 from the disclosures regarding market risk presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on evaluations as of a date within 90 days of the filing date of this report, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     On November 30, 2001, the Company received notice of a counter-complaint filed by UPS against the Company and a third party seeking indemnification and reimbursement in the amount of $0.5 million for the costs incurred as a result of the fuel spill at the Ontario, CA Airport. The Company has provided a response to UPS denying such claim and on September 28, 2001, filed a lawsuit seeking reimbursement for damages. Mercury does not believe the outcome of this claim will have a significant impact on its financial position or operating results.

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

     On October 31, 2002 a complaint was filed before the National Labor Relations Board Region 12 on behalf of the Transport Workers Union of America, Local 525, AFL-CIO alleging that Maytag Aircraft Corporation has been engaging in unfair labor practices as set forth in the National Labor Relations Act at its Patrick Air Force Base location. The Company is in the process of responding to this compliant which is now scheduled for a hearing in April of 2003. Mercury does not believe that the outcome of this claim will have a significant impact its consolidated financial position or operating results.

     The Company is also a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a significant effect on its financial position or operating results.

Item 2. Change in Securities

     None

Item 3. Default Upon Senior Securities

The Company was in noncompliance with the maximum capital expenditure covenant of the Senior Secured 12% Note (“the Note”) for the fiscal year ended June 30, 2002. In November, 2002, the Company received written notice from the Note Holder constituting a Subordinated Default Notice whereby the Note Holder advised the Company of the event of default, and while not declaring the outstanding principal and accrued interest immediately due and payable, the Note Holder reserves all rights to take any action allowable under the Note Agreement, including the acceleration of the maturity date. The notice also advised the Company that the Note holder is due additional interest at the default rate until such defaults are cured or waived. The default interest represents an additional 2.0% per annum over the stated interest rate of 12.0% on the outstanding balance and is to be effective retroactive to June 30, 2002.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6 (a) Exhibits and Exhibit List

     (b)  Reports on Form 8-K

Exhibit
No.	Description

2.1	Agreement and Plan of Merger adopted January 9, 2001. (17)
2.2	Certificate of Merger. (17)
3.1	Bylaws of Company adopted January 9, 2001. (17)
3.2	Certificate of Incorporation. (17)
4.1	Loan Agreement between California Economic Development Financing Authority and Mercury Air Group, Inc. relating to $19,000,000 California Economic Development Financing Authority Variable Rate Demand Airport Facilities Revenue Bonds, Series 1998 (Mercury Air Group, Inc. Project) dated as of April 1, 1998. (2)
4.2	Securities Purchase Agreement dated September 10, 1999 by and among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P. (12)
4.3	Amendment No. 1 dated as of September 30, 2000 by and between J.H. Whitney Mezzanine, L.P. and Mercury Air Group, Inc. to the Securities Agreement. (16)
4.4	Waiver and Consent Agreement dated as of December 29, 2000 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P. (17)
4.5	Waiver and Consent Agreement dated as of July 2, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P (18)
4.6	Waiver Agreement dated as of September 25, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P. (18)
4.7	Amendment No. 2 dated as of September 30, 2001 by and between J.H.Whitney Mezzanine Fund, L.P. and Mercury Air Group, Inc. to the Securities Purchase Agreement (19)
4.8	Amended and Restated J.H. Whitney Mezzanine Fund , L.P. Warrant (19)
4.9	Waiver Agreement dated as of November 26, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine, L.P. (21)
4.10	Waiver Agreement dated as of December 21, 2001 among Mercury Air Group, inc. and J.H. Whitney Mezzanine, L.P. (21)
4.11	Waiver Agreement dated as of June 26, 2002 among Mercury Air Group, inc. and J.H.Whitney Mezzanine, L.P. (23)

Exhibit
No.	Description

10.1	Company’s 1990 Long-Term Incentive Plan. (4)*
10.2	Company’s 1990 Directors Stock Option Plan. (1)*
10.3	Lease for 6851 West Imperial Highway, Los Angeles, California. (3)
10.4	Memorandum Dated September 15, 1997 regarding Summary of Officer Life Insurance Policies with Benefits Payable to Officers or Their Designated Beneficiaries. (8)*
10.5	Employment Agreement dated November 15, 1994 between the Company and Joseph Czyzyk. (9)*
10.6	Non-Qualified Stock Option Agreement dated March 21, 1996, by and between Frederick H. Kopko and Mercury Air Group, Inc. (6) *
10.7	Company’s 1998 Long-Term Incentive Plan. (10) *
10.8	Company’s 1998 Directors Stock Option Plan. (10) *
10.9	Amendment to Employment Agreement by and between Mercury Air Group, Inc. and Joseph A. Czyzyk dated October 15, 1998. (11) *
10.10	Amendment No. 2 to Employment Agreement by and between Mercury Air Group, Inc. and Joseph A. Czyzyk dated April 12, 1999. (11) *
10.11	Revolving Credit and Term Loan Agreement dated as of March 2, 1999 by and among Mercury Air Group, Inc., The Banks listed on Schedule 1 thereto, and The Fleet National Bank f/k/a BankBoston, N.A., as Agent. (11)
10.12	First Amendment to Revolving Credit and Term Loan Agreement dated as of September 10, 1999. (14)
10.13	Second Amendment to Revolving Credit and Term Loan Agreement dated as of March 31, 2000. (14)
10.14	Third Amendment, Waiver and Consent to Revolving Credit and Term Loan Agreement dated as of August 11, 2000. (14)
10.15	The Company’s 401(k) Plan consisting of CNA Trust Corporation. Regional Prototype Defined Contribution Plan and Trust and Adoption Agreement. (14)*
10.16	Amendment No. 3 to Employment Agreement by and between Mercury Air Group, Inc. and Joseph A. Czyzyk dated September 11, 2000. (15)*
10.17	Employment Agreement dated July 31, 2000 between the Company and Dr. Philip J. Fagan. (15)*
10.18	Fourth Amendment to Revolving Credit and Term Loan Agreement dated as of November 14, 2000. (16)
10.19	Amendment No. 1 to Mercury Air Group, Inc. 1998 Long-Term Incentive Option Plan as of August 22, 2000. (16)*
10.20	Amendment No. 1 to Mercury Air Group, Inc. 1998 Directors Stock Option Plan as of August 22, 2000. (16)*
10.21	Limited Waiver letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 21, 2001. (18)
10.22	Fifth Amendment to Revolving Credit and Term loan Agreement dated as of September 21, 2001. (18)
10.23	Limited Consent letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 30, 2001. (19)
10.24	2001 Mercury Air Group, Inc. Stock Incentive Plan (20)
10.25	Limited waiver and Consent to Revolving Credit and Term Loan Agreement dated as of December 31, 2001. (21)
10.26	2002 Management Stock Purchase Plan (22)
10.27	Amended and Restated Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Joseph A, Czyzyk (22)*
10.28	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Wayne J. Lovett (22)*
10.29	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and John Enticknap (22)*
10.30	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Mark Coleman (22)*
10.31	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Steven S. Antonoff (22)*
10.32	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Robert Schlax (22)*
10.34	Sale-Leaseback agreement made by and between CFK Realty Partners, LLC and Mercury air Group, Inc. dated December 15, 2001. (23)
10.35	Amendment to Sale-Leaseback agreement made by and between CFK Realty Partners, LLC and Mercury Air Group, Inc. (23)

Exhibit
No.	Description

10.36	Promissory Note by CFK Partners, LLC in favor of Mercury Air Group, Inc. (23)
10.37	Limited Waiver and Consent to Revolving Credit and Term Loan Agreement dated as June 27,2002. (23)
10.38	Amendment to No. 1 made to Amended and Restated Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Joseph a. Czyzyk.* (23)
22.1	Subsidiaries of Registrant. (23)
99.1	Partnership Agreement dated as of July 27, 2000 of CFK Partners by and among Philip J. Fagan, M.D., Frederick H. Kopko, Jr. and Joseph A. Czyzyk. (13)
99.2	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes managements contract or compensation plan or arrangement.

(1)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 10, 1993 Annual Meeting of Shareholders and is incorporated herein by reference.

(2)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and are incorporated herein by reference.

(3)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-39044 on Form S-2 and are incorporated herein by reference.

(4)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 2, 1992 Annual Meeting of Shareholders.

(5)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-65085 on Form S-1 and are incorporated herein by reference.

(6)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and are incorporated herein by reference.

(7)	All such documents were previously filed as Exhibits to the Company’s Report on Form 8-K filed September 13, 1996 and are incorporated herein by reference.

(8)	Such document was previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997 and is incorporated herein by reference.

(9)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and is incorporated herein by reference.

(10)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 3, 1998 Annual Meeting of Shareholders and incorporated herein by reference.

(11)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

(12)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 and is incorporated herein by reference.

(13)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on August 11, 2000 and is incorporated herein by reference.

(14)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and is incorporated herein by reference.

(15)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(16)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference.

(17)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(18)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and is incorporated herein by reference.

(19)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference

(20)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the November 7, 2001 Annual Meeting of Shareholders and incorporated herein by reference.

(21)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference

(22)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on June 5, 2002 and is incorporated herein by reference

(23)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and is incorporated herein by reference.

(24)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on July 11, 2002 and is incorporated herein by reference

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

Mercury Air Group, Inc. Registrant

/s/ Joseph Czyzyk Joseph Czyzyk Chief Executive Officer

/s/ Robert Schlax Robert Schlax Vice President Finance (Principal Financial Officer)

Date: November 14, 2002

CERTIFICATION

I, Joseph Czyzyk, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mercury Air Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrants other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c.	Presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Joseph Czyzyk Joseph Czyzyk President and CEO

CERTIFICATION

I, Robert Schlax, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mercury Air Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrants other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c.	Presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

d.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
e.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Robert Schlax Robert Schlax Vice President Finance (Principal Financial Officer)