Form 10-Q
period 2002-12-31
MERCURY AIR GROUP INC
filed 2003-02-14
CIK 52532

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from to

Commission File No. 1-7134

Mercury Air Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-1800515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5456 McConnell Avenue, Los Angeles, CA (Address of principal executive offices)	90066 (Zip Code)

(310) 827-2737

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Number of Shares Outstanding
Title	As of February 6, 2003

Common Stock, $0.01 Par Value	6,577,334

Item 1.     Financial Statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2002	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,377,000	$5,554,000
Restricted Cash		3,780,000
Trade accounts receivable, net of allowance for doubtful accounts of $2,223,000 at 12/31/02 and $1,583,000 at 6/30/02	51,297,000	46,958,000
Inventories, principally aviation fuel	3,983,000	2,985,000
Prepaid expenses and other current assets	3,235,000	3,077,000
Note receivable from affiliate	1,400,000	1,400,000

Total current assets	64,292,000	63,754,000
PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated depreciation and amortization of $56,420,000 at 12/31/02 and $53,668,000 at 6/30/02	58,933,000	59,286,000
NOTES RECEIVABLE	2,072,000	2,158,000
DEFERRED INCOME TAXES	764,000	770,000
GOODWILL	4,389,000	4,389,000
OTHER INTANGIBLE ASSETS	1,183,000	233,000
OTHER ASSETS	5,766,000	4,096,000

	$137,399,000	$134,686,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,162,000	$35,085,000
Accrued expenses and other current liabilities	6,363,000	8,459,000
Current portion of long-term debt (Note 5)	4,325,000	14,677,000
Senior Subordinated Note, current (Note 5)		23,179,000

Total current liabilities	45,850,000	81,400,000
LONG-TERM DEBT (Note 5)	29,178,000	14,351,000
SENIOR SUBORDINATED NOTE (Note 5)	23,355,000
DEFERRED GAIN	2,106,000	2,146,000
DEFERRED RENT	2,200,000	1,943,000
COMMITMENTS AND CONTINGENCIES (Note 4)

Total liabilities	102,689,000	99,840,000
PREFERRED STOCK, Series A — $.01 par value; authorized 1,000,000 shares; outstanding 462,627 shares at 12/31/02 (Note 6)	463,000
STOCKHOLDERS’ EQUITY:
Preferred Stock — $.01 par value; authorized 2,000,000 shares; none outstanding
Common Stock — $ .01 par value; authorized 18,000,000 shares; outstanding 6,577,334 shares at 12/31/02; 6,541,699 at 6/30/02	65,000	65,000
Additional paid-in capital	21,634,000	21,419,000
Retained earnings	16,743,000	17,751,000
Accumulated other comprehensive loss (Note 10)	(361,000)	(316,000)
Notes receivable from sale of stock	(3,834,000)	(4,073,000)

Total stockholders’ equity	34,247,000	34,846,000

	$137,399,000	$134,686,000

See accompanying notes to consolidated financial statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended		Three Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

	(Unaudited)
Sales and Revenues:
Sales	$175,336,000	$149,902,000	$89,886,000	$69,459,000
Service revenues	46,521,000	45,941,000	24,076,000	22,632,000

	221,857,000	195,843,000	113,962,000	92,091,000

Costs and Expenses:
Cost of sales	156,247,000	129,383,000	80,213,000	59,094,000
Operating expenses	52,542,000	50,932,000	26,746,000	25,193,000

	208,789,000	180,315,000	106,959,000	84,287,000

Gross Margin (Excluding depreciation and amortization)	13,068,000	15,528,000	7,003,000	7,804,000

Expenses (Income):
Selling, general and administrative	5,459,000	4,738,000	2,760,000	2,778,000
Provision for bad debts	759,000	772,000	407,000	187,000
Depreciation and amortization	4,004,000	4,684,000	1,975,000	2,380,000
Interest expense	2,791,000	2,991,000	1,471,000	1,465,000
Costs and expenses of stock offering		985,000		985,000
Loss on sale of property		71,000		71,000
Debt extinguishment costs	1,733,000		1,208,000
Interest income	(85,000)	(28,000)	(15,000)	(11,000)

	14,661,000	14,213,000	7,806,000	7,855,000

(Loss) Income from Continuing Operations Before Provision for Income Taxes	(1,593,000)	1,315,000	(803,000)	(51,000)
(Benefit from) Provision for Income Taxes (Note 3)	(621,000)	513,000	(313,000)	(20,000)

(Loss) Income from Continuing Operations	(972,000)	802,000	(490,000)	(31,000)
Loss from Discontinued Operations net of income tax benefit of $27,000 in 2001 (Note 2)		(42,000)

Net (Loss) income	$(972,000)	$760,000	$(490,000)	$(31,000)

Net (Loss) income Per Common Share (Note 7):
Basic:
From Continuing Operations	$(0.15)	$0.12	$(0.08)	$0.00
(Loss) from Discontinued Operations		(0.01)

Net (Loss) Income	$(0.15)	$0.11	$(0.08)	$0.00

Diluted:
From Continuing Operations	$(0.15)	$0.12	$(0.08)	$0.00
(Loss) Income from Discontinued Operations		(0.01)

Net (Loss) Income	$(0.15)	$0.11	$(0.08)	$0.00

See accompanying notes to consolidated financial statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,

	2002	2001

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) income	$(972,000)	$760,000
Less: Loss from discontinued operations	—	(42,000)

(Loss) Income from continuing operations	(972,000)	802,000
Adjustments to derive cash flow from Operating activities:
Bad debt expense	759,000	772,000
Depreciation and amortization	4,004,000	4,684,000
Deferred income taxes	6,000	21,000
Deferred rent	257,000	295,000
Compensation expense related to remeasurement of stock options	318,000	12,000
Expense related to amortization of executive stock plan	239,000	—
Amortization of senior subordinated note discount	176,000	93,000
Management compensation paid in preferred stock	204,000
Management compensation applied to exercise of stock options	174,000
Loss on retirement/ sale of assets	27,000	71,000
Write off of capitalized financing costs	1,733,000	—
Amortization of deferred gain	(40,000)	—
Changes in operating assets and liabilities:
Trade and other accounts receivable	(5,098,000)	8,696,000
Inventories	(998,000)	933,000
Prepaid expenses and other current assets	(158,000)	(2,564,000)
Accounts payable	77,000	(10,656,000)
Accrued expenses and other current liabilities	(2,097,000)	(1,412,000)

Net cash (used in) provided by operating activities	(1,389,000)	1,747,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	3,780,000	—
(Increase) Decrease in other assets	(1,164,000)	732,000
(Increase) Decrease in notes receivables	86,000	(274,000)
Proceeds from sale of property	35,000	2,078,000
Additions to property, equipment and leaseholds	(3,551,000)	(2,169,000)

Net cash ( used in )provided by investing activities	(814,000)	367,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	12,775,000
Reduction of debt instruments	(11,938,000)	(7,081,000)
Early retirement of debt	(13,285,000)
Proceeds from refinancing	16,923,000
Capitalization of deferred financing cost	(3,351,000)
Repurchase of common stock	(370,000)
Proceeds from issuance of preferred stock (Note 6)	259,000
Proceeds from exercise of stock options	58,000

Net cash provided by (used in) financing activities	1,071,000	(7,081,000)

Effect of exchange rate changes on cash	(45,000)
NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(1,177,000)	4,967,000
NET CASH PROVIDED BY DISCONTINUED OPERATIONS		4,296,000
CASH AND CASH EQUIVALENTS, beginning of period	5,554,000	3,886,000

CASH AND CASH EQUIVALENTS, end of period	$4,377,000	$3,215,000

CASH PAID DURING THE PERIOD:
Interest	$2,506,000	$2,943,000
Income taxes paid	$4,670,000	$348,000

See accompanying notes to consolidated financial statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002
(Unaudited)

Note 1 — General

     Business

      Mercury Air Group, Inc. (the “Company”), a Delaware Corporation, was organized in 1956 and provides a broad range of services to the aviation industry through four principal operating units: fixed base operations, cargo operations, fuel sales, and government contract services. Fixed base operations (“FBOs”) include fuel sales, into-plane services, ground support services, aircraft hangar and tie-down facilities and maintenance at certain locations for commercial, private, general aviation and military aircraft. Cargo operations consist of cargo handling, space logistics operations and general cargo sales agent services. Fuel sales include the sale of fuel and delivery of fuel primarily to domestic and international commercial airlines, business aviation and air freight airlines. Government contract services consist of aircraft refueling and fuel storage operations, base operating support (“BOS”) services, air terminal and ground handling services and weather observation and forecasting services performed principally for agencies of the United States Government. Additionally, the Company had a fifth operating unit, RPA Airline Automation Services, Inc. (“RPA”) which was sold on July 3, 2001 and is classified as a discontinued operation. (See Note 2).

     Risks and Uncertainties

      The $24.0 million Senior Subordinated 12% Note (the “Note”) contains provisions that provide incentives to prepay the principal of the Note. If the entire principal of the Note is not prepaid by December 31, 2003, the Note Holder will be entitled to stock warrants equivalent to 5% of the outstanding shares of common stock then outstanding, for nominal consideration. If the principal amount of the Note is in excess of $12.0 million on December 31, 2003, the Note Holder will be entitled to receive stock warrants equivalent to an additional 5% of the number of shares of common stock outstanding at that date, for nominal consideration, along with an additional note with a principal amount of $5.0 million. The Company is assessing various options to prepay the principal of the Note by December 31, 2003 but if the Company does not prepay at least $12.0 million in principal on the Note by December 31, 2003, the consideration due the Note Holder at that time will adversely affect the Company’s financial position and may have a negative effect on its ability to meet its financial obligations.

      While the Note is subordinate to the Senior Secured Credit Facility (the “Facility”), the loan and security agreement does allow for the prepayment of principal on both the Note and the Facility under certain conditions. Under the terms of loan and security agreement of the Facility, the first $15.0 million of principal prepayment is to be applied equally to the outstanding principal of the Facility’s term loan and the Note. The next $4.5 million of principal prepayment is to be applied entirely to the outstanding principal of the Note. The next principal prepayments will then either be applied equally to the outstanding principal of the Facility and to the Note or entirely to the outstanding principal of the Note, depending on certain conditions, until the entire $24.0 million of the Note has been repaid in full

      Accounts receivable is comprised primarily of trade receivables from customers and is net of an allowance for doubtful accounts. The Company’s credit risk is based in part on the following: 1) substantially all receivables are related to a single industry, aviation, 2) there is a concentration of credit risk as there are several customers who at any time have significant balances owed to the Company, and 3) significant balances are owed by certain customers that are not adequately capitalized. In addition, significantly higher fuel prices for extended periods of time have a negative impact on the aviation industry as it substantially increases airlines’ operating expenses. Smaller airlines with lower levels of capital may be more seriously impacted. The

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Company assesses its credit portfolio on an ongoing basis and establishes allowances which it believes are adequate to absorb potential credit problems that can be reasonably anticipated.

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

     Basis of Presentation

      The accompanying unaudited financial statements reflect all adjustments (consisting of normal, recurring accruals only) which are necessary to fairly present the results for the interim periods. Such financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and the notes thereto. The results of operations for the three months and six months ended December 31, 2002 are not necessarily indicative of results for the full year.

     New Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123”. This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions beginning with the Company’s quarter ended December 31, 2002. The Company has no current intention to change its policy of accounting for stock-based compensation.

      The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on July 1, 2002. SFAS No. 142 requires that existing and future goodwill and intangible assets with indefinite lives not be amortized, but written down, as needed, based upon an impairment analysis that must occur at least, annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. All other intangible assets are amortized over their estimated useful lives. SFAS No. 142 requires that the Company perform step one of a two-part transitional impairment test to compare the reporting units fair value with their respective carrying amount, including goodwill. If the carrying value exceeds the fair value, step two of the transitional impairment test must be performed to measure the amount of the impairment loss, if any. SFAS No. 142 also requires that intangible assets be reviewed as of the date of adoption to determine if they continue to qualify as intangible assets under the criteria established under SFAS No. 141, “Business Combinations”, and to the extent previously recorded intangible assets do not meet the criteria that they be reclassified to goodwill.

      In the quarter ended December 31, 2002, with the assistance of an independent valuation firm, the Company completed step one of the transitional test to determine whether there was a potential impairment of goodwill at July 1, 2002. Primarily based on a weighted value using a market approach and an income approach, it was determined that the fair values of the reporting units that have goodwill exceeded their carrying values, therefore a step two impairment test is not required. In accordance with SFAS No. 142, the

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Company will perform an impairment test annually to determine whether any impairment has occurred requiring a pre-tax charge to operating income.

      The following is a reconciliation of reported net (loss) income adjusted for adoption of SFAS No. 142:

	Six Months	Six Months	Three Months	Three Months
	Ended 12/31/02	Ended 12/31/01	Ended 12/31/02	Ended 12/31/01

Net (Loss) Income as Reported	$(972,000)	$760,000	$(490,000)	$(31,000)
Goodwill amortization		184,000		92,000

Net (Loss) Income as adjusted	$(972,000)	$944,000	$(490,000)	$61,000

Fully diluted (loss) earnings per share, as adjusted	$(0.15)	$0.14	$(0.08)	$0.01
Fully diluted (loss) earning per share, as reported	$(0.15)	$0.11	$(0.08)	$0.00

      The Company had $1,183,000 and $233,000 of intangible assets, net at December 31, 2002 and June 30, 2002, respectively. Accumulated amortization for intangible assets was $817,000 and $767,000 at December 31, 2002 and June 30, 2002, respectively. Intangible assets at December 31, 2002 consist of covenants not to compete agreements and fuel sales contracts amortized over 3-5 years. Amortization expense for intangible assets was $50,000 and $150,000 for the six months ended December 31, 2002 and the year ended June 30, 2002. Estimated amortization expense in each of the next five years is as follows: $150,000 in the remainder of 2003; $300,000 in 2004; $233,000 in 2005; $200,000 in 2006; $200,000 in 2007; and $100,000 thereafter.

      Included in Property, Equipment and Leaseholds are leasehold interests relating to the unallocated purchase costs of certain FBO locations. The capitalized value of these leasehold interests was $16,257,000 at December 31, 2002 and June 30, 2002. Accumulated depreciation of the leasehold interests was $5,954,000 and $5,434,000 at December 31, 2002 and June 30, 2002, respectively. Estimated depreciation expense in each of the next five years is as follows: $520,000 in the remainder of 2003; $1,041,000 in 2004; $1,011,000 in 2005; $1,001,000 in 2006; 918,000 in 2007: and $5,813,000 thereafter.

      Effective July 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This new statement also supersedes certain aspects of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as previously required by APB Opinion No. 30). In addition, more dispositions may qualify for discontinued operations treatment. The adoption of SFAS No. 144 did not have a material effect on the Company’s consolidated financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos, 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”, which rescinds and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS No. 145 on July 1, 2002.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that cost associated with an exit or disposal activity be recognized when incurred as opposed to an entity’s commitment to an exit plan as previously allowed. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

adopted SFAS No. 146 on January 1, 2003. The adoption of this statement did not affect the Company’s consolidated financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation elaborates on disclosures to be made by a guarantor in its interim and annual financial statements with regard to its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and we have adopted those requirements for our financial statements included in this Form 10-Q. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of the recognition and initial measurement requirements of FIN 45 is not expected to have a material impact on the Company’s financial position and results of operations.

      In January 2003, the FASB issued Interpretation Number 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company is assessing, but at this point does not believe the adoption of FIN 46 will have a material impact on its financial position or results of operations.

Note 2 — Discontinued Operations

      On July 3, 2001, the Company completed the sale of its subsidiary, RPA Airline Automation Services, Inc. (“RPA”), which provided airline revenue accounting and management information software consisting of proprietary software programs which are marketed to foreign and domestic airlines. During the quarter ended September 30, 2001, the Company recorded a loss of $42,000 related to the sale of a building that had previously been RPA’s corporate headquarters. As of June 30, 2002 the Company no longer retained any significant assets or liabilities related to RPA.

Note 3 — Income Taxes

      Income taxes have been computed based on the estimated annual effective income tax rate for the respective periods.

Note 4 — Litigation

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

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

      In September 2001, the Company filed a motion for declaratory judgment to determine its liability as a result of a fuel spill on April 8, 2001 at the Ontario, CA. Airport. On November 30, 2001, the Company received notice of a counter-complaint filed by UPS against the Company and a third party seeking indemnification and reimbursement in the amount of $470,000 for the costs incurred as a result of the fuel spill. This matter is set for trial in March, 2003. Mercury does not believe the outcome of this claim will have a significant impact on its financial position or operating results.

      On May 1, 2002, Mercury received a Notice of Violation (“NOV”) for its Fort Wayne, Indiana facility alleging that Mercury’s Spill Prevention, Control and Countermeasure Plan (“SPCC”) did not meet certain federal regulatory guidelines. Specifically, the Environmental Protection Agency (“EPA”) alleged that Mercury’s SPCC failed to provide for proper parking, secondary containment, and proper drainage of its refueler trucks. Mercury entered into discussions with the EPA and responded to the NOV. On January 29, 2003, the EPA again notified the Company of some deficiencies in its latest Spill Prevention Control and Countermeasure Plan and requested that Mercury submit a written response to its allegations within 30 days. The Company is in the process of responding to the EPA. Mercury intends to fully comply with all EPA requirements.

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

      On November 18, 2002, Investorwatch LLC filed an action in the Superior Court of the State of California for the County of Los Angeles, Central District alleging derivative and direct claims against Mercury and certain of its affiliates based upon alleged wrongful conduct in connection with certain transactions entered into by Mercury, including certain related party transactions, which transactions were previously disclosed by Mercury. The Company believes that the matter is without merit and that it will not have a significant impact on its operating results or financial position.

      On November 27, 2002, Andrew J. Chitiea filed a shareholder verified derivative complaint in the Superior Court of the State of California, County of San Diego, North County Division alleging that certain directors of the Company breached their fiduciary duty to the Company. The Company believes that the matter is without merit and that it will not have a significant impact on its operating results or financial position.

      On December 23, 2002, Keith Scott filed suit in the Superior Court of the State of California County of Los Angeles, Central Division against the Company and certain current and past officers and directors alleging derivative and direct claims against Mercury and certain of its affiliates based upon alleged wrongful conduct in connection with certain transactions entered into by Mercury, including certain related party transactions, which transactions were previously disclosed by Mercury. The plaintiff subsequently dismissed the matter when it was removed to Federal Court.

      The Company is also a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a significant effect on its financial position or operating results.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 5 — Debt

      On December 30, 2002, the Company entered into a loan and security agreement, (“the Facility”), refinancing its senior secured credit facilities with Foothill Capital Corporation (“Foothill”), a division of Wells Fargo Bank, for a five-year term, as agent for the lenders party thereto. In addition, the Company and J.H. Whitney Co. Mezzanine Fund entered into agreements revising the terms of the Note, which will mature on December 31, 2005. The funding under the Facility and the amendments to the Note were completed on December 31, 2002.

      The Facility provides a total of up to $42.5 million in revolving and term loans. The term loan is for an amount equal to $12.5 million, while the revolving loan is for an amount not to exceed 85% of Eligible Accounts Receivable (as defined in the loan agreement), subject to certain limitations. The term loan is payable in $1.0 million installments each April 1 and October 1, beginning April 1, 2003 and in $0.5 million installments each July 1 and December 31, until paid in full. Amounts repaid under the term loan increase the maximum availability under the revolving loan. The Facility also provides for the issuance of certain letters of credit. The Facility may be terminated on December 23, 2005, if the Whitney Note is not paid in full or refinanced, on terms acceptable to Foothill, prior to October 31, 2005. The Facility is secured by substantially all of the assets of the Company and its subsidiaries. The Facility contains provisions that require the maintenance of certain financial ratios including minimum EBITDA levels, minimum fixed charge coverage ratios, and maximum annual capital expenditure levels. In addition, under the Facility, the Company is prohibited from paying non-intercompany cash dividends.

      The revised Whitney Note is in the form of a $24.0 million Senior Subordinated 12% Note (the “Note”) with detachable warrants to purchase 503,126 shares of the Company’s common stock exercisable at $3.742 per share through September 9, 2006. The warrant exercise price was reduced from $5.50 per share. The Note is secured by the Company’s assets, subordinate to Foothill’s interest. Warrants to purchase an additional 5% of the Company’s common stock, exercisable for nominal consideration, will be issued if the principal amount of the Note is not prepaid by December 31, 2003. Warrants to purchase a second 5% of the Company’s common stock, exercisable for nominal consideration, along with an additional note in the original principal amount of $5.0 million, will also be issued if the outstanding principal amount of the Note is greater than $12.0 million after December 31, 2003. The Company is currently assessing various options that will enable it to prepay the principal portion of the Note to avoid the necessity of having to issue the additional warrants and incur the additional note obligation. If the Company determines that it is probable that the Note, or a portion of the Note, will be prepaid, the estimated amount of the prepayment may be classified as a current portion of long term debt on the Company’s balance sheet. If the Company determines that it is not probable that the Note, or any portion of the Note, will be prepaid, the Company will accrue the additional cost of the new warrants and the additional note obligation over the remaining term of the Note when it is deemed that the prepayment is not probable. The Company is also required to prepay all outstanding principal of the Note and any additional note on December 31, 2004, but the failure by the Company to make such prepayment will not entitle the holder to accelerate the balance on the outstanding Note or outstanding additional note. The revised Whitney Note contains similar covenants as in the original Note, including covenants that, among other matters, limit senior indebtedness, the payment of dividends, and the disposition of assets. The revised covenants also include minimum EBITDA requirements and capital expenditure limitations. Under the Whitney Note, the Company is also required to file a registration statement with the Security and Exchange Commission (“SEC”), by March 31, 2003, for the common stock underlying the warrants.

      While the Note is subordinate to the Facility, the loan and security agreement does allow for the prepayment of principal on both the Note and the Facility under certain conditions. Under the terms of loan and security agreement, the first $15.0 million of principal prepayment is to be applied equally to the outstanding principal of the Facility’s term loan and the Note. The next $4.5 million of principal prepayment is to be applied entirely to the outstanding principal of the Note. The next principal prepayments will then either

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

be applied equally to the outstanding principal of the Facility and to the Note or entirely to the outstanding principal of the Note, depending on certain conditions, until the entire $24.0 million of the Note has been repaid in full.

      As required by the Whitney Note, the Company has formed committees consisting of its independent directors to seek opportunities for asset sales and other financing transactions, with a view to reducing the Company’s total debt.

      At June 30, 2002, the Company was in noncompliance with certain debt covenants contained in the previous credit facility, giving the lenders the right to declare the outstanding obligation immediately due and payable. As such, the total principal amount outstanding on the previous Senior Secured Credit Facility and the Note were classified on the Company’s consolidated balance sheet at June 30, 2002 as current portion of long-term debt and Senior Subordinated Note, current. With the aforementioned refinancing, the default conditions were removed and the debt at December 31, 2002 is classified as current and long term based on normal due dates stipulated by the loan agreement. In addition, for the three and six months ended December 31, 2002 the company wrote off $1.2 million and $1.7 million, respectively, in capitalized loan costs relating to the previous credit facility and Note.

Note 6 — Preferred Stock

      During December 2002, the Company issued 462,627 shares of Series A 8% Cumulative Convertible Preferred Stock (the “Preferred Stock”) at a stated value of $1.00 per share with a par value of $0.01 per share to investors having a pre-existing relationship with the Company, comprised of customers and employees.

      The shares of the Preferred Stock are convertible to common stock, at the option of the stockholder, at a conversion price of $7.50 per share. Dividends on the Preferred Stock are accrued on a semi-annual basis at an annual rate of 8.0% and paid, either in cash or in-kind at the election of the Company. During a 30-day period immediately following the third, fourth, fifth and each subsequent anniversary date of the issuance of the Preferred Stock, both the Company and the stockholder have the option to redeem the then outstanding shares of Preferred Stock for an amount equal to $1.00 plus all accrued but unpaid dividends for each share of Preferred Stock redeemed. The Company has the option, whether the Company or the Stockholder exercised their redemption option, to pay all or part of the redemption in shares of the Company’s common stock. In the event of any liquidation of the Company, the holders of Preferred Stock have a liquidation preference over common stock, plus all declared but unpaid dividends. In the event the assets are insufficient to cover the aforesaid amounts, the Preferred Stockholders would share in the assets ratably in proportion to the full preferential amount

Note 7 — Earnings Per Share

      Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potential common shares. Potential common shares

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

include stock options, shares resulting from the assumed conversion of subordinated debentures, and preferred stock redemptions, when dilutive.

	Six Months Ended				Three Months Ended

	December 31, 2002		December 31, 2001		December 31, 2002		December 31, 2001

	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic

Weighted average number of common shares outstanding during the period	6,475,000	6,475,000	6,577,000	6,577,000	6,486,000	6,486,000	6,577,000	6,577,000
Common share equivalents resulting from the assumed exercise of stock options			156,000				149,000
Common shares resulting from the assumed conversion of debentures			32,000				32,000

Weighted average number of common and common equivalent shares outstanding during the period	6,475,000	6,475,000	6,765,000	6,577,000	6,486,000	6,486,000	6,758,000	6,577,000

Note 8 — Stock Options

      The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost for stock options been calculated using the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and loss per share would have approximated the pro forma amounts indicated in the following table:

	Six Months	Three Months
	Ended 12/31/02	Ended 12/31/02

Net loss — as reported	$(972,000)	$(490,000)
Net loss — pro forma	$(1,100,000)	$(554,000)
Basic loss per share — as reported	$(0.15)	$(0.08)
Basic loss per share — pro forma	$(0.17)	$(0.09)
Diluted loss per share — as reported	$(0.15)	$(0.08)
Diluted loss per share — pro forma	$(0.17)	$(0.09)

Note 9 — Segment Reporting

      The Company operates and reports its activities through four principal units: 1) Fuel Sales, 2) Fixed Based Operations, 3) Cargo Operations and 4) Government Contract Services.

				Government	Corporate
		Fixed Base	Cargo	Contract	or
	Fuel Sales	Operations	Operations	Services	Unallocated	Total

			(Dollars in Thousands)
Quarter Ended December 31, 2002
Revenues	$75,041	$23,882	$9,154	$6,314	$(429)	$113,962
Gross Margin	1,451	2,941	1,415	1,196		7,003
Depreciation and Amortization	54	1,328	546	90	(43)	1,975
Capital Expenditures	6	2,652			283	2,941
Segment Assets	34,346	60,244	16,241	11,564	15,004	137,399
Quarter Ended December 31, 2001
Revenues	$54,610	$23,122	$7,548	$6,811		$92,091
Gross Margin	1,423	3,797	873	1,711		7,804
Depreciation and Amortization	16	1,468	548	191	$157	2,380
Capital Expenditures	11	832				843
Segment Assets	23,665	64,685	17,085	13,950	15,135	134,520

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

				Government	Corporate
		Fixed Base	Cargo	Contract	or
	Fuel Sales	Operations	Operations	Services	Unallocated	Total

			(Dollars in Thousands)
Six Months Ended December 31, 2002
Revenues	$145,614	$47,708	$16,444	$12,520	$(429)	$221,857
Gross Margin	3,071	5,914	1,934	2,149		13,068
Depreciation and Amortization	108	2,581	1,092	181	42	4,004
Capital Expenditures	6	3,176	65		304	3,551
Segment Assets	34,346	60,244	16,241	11,564	15,004	137,399
Six Months Ended December 31, 2001
Revenues	$119,110	$47,084	$14,686	$14,963		$195,843
Gross Margin	3,369	7,261	1,160	3,738		15,528
Depreciation and Amortization	31	2,811	1,135	384	$323	4,684
Capital Expenditures	11	2,057	97		4	2,169
Segment Assets	23,665	64,685	17,085	13,950	15,135	134,520

      The revenue amount for the corporate or unallocated segment represents the elimination of intersegment sales between the fuel sales and fixed base operations segments.

      Gross margin is used as the measure of profit and loss for segment reporting purposes as it is viewed by key decision makers as the principal operating indicator in measuring segment profitability. The key decision makers also view bad debt expense as an important measure of profit and loss. The predominant component of bad debt expense relates to Fuel Sales. Bad debt expense for Fuel Sales was approximately $339,000 and $87,000; total bad debt expense was $407,000 and $187,000 for the quarter ended December 31, 2002 and December 3, 2001, respectively. Bad debt expense for fuel sales was approximately $632,000 and $572,000; total bad debt expense was $759,000 and $772,000 for the six months ended December 31, 2002 and December 31, 2001, respectively.

Note 10 — Comprehensive Income

      Comprehensive (Loss) income is summarized as follows:

	Six Months Ended		Three Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Net (Loss) Income	$(972,000)	$760,000	$(490,000)	$(31,000)
Foreign Currency Translation Adjustment	(45,000)		(6,000)

Comprehensive (Loss) Income	$(1,017,000)	$760,000	$(496,000)	$(31,000)

Note 11 — Related Party Transactions

      CFK Partners is a partnership consisting of three of the Company’s directors, one of whom also serves as the Company’s Chief Executive Officer and another who serves as Chairman of the Board. In addition, CFK Partners also owns approximately 30% of the Company’s outstanding common stock.

      In January 2002, the Company sold the land and the office building which houses its corporate headquarters to CFK Partners, LLC for $4,200,000, consisting of $2,800,000 cash and a note receivable of $1,400,000. The note accrues interest at 5% and contains provisions whereby CFK Partners, LLC can elect to extend the maturity date in one year increments through December 31, 2004. The note had an original maturity date of December 31, 2002. In early December 2002, the Company received notification from CFK Partners, LLC that it was exercising its right to extend the maturity date of the note for an additional 1 year period. For the three and six month period ended December 31, 2002, the Company has expended $89,000

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

and $275,000, respectively, for leasehold improvements on its corporate headquarters. This amount will be amortized over the office lease term.

      The Company and its Chairman (the “Members”) each own a 50% interest in MercMed, LLC (“MercMed”). MercMed was formed to own and operate a corporate aircraft. In early April, the Members agreed to sell the aircraft. As part of this decision, the Members also agreed that the Company would fund the monthly partner contributions to allow MercMed to meet its monthly financial requirements as detailed in the Operating Agreement. From the period of April 1, 2002 through December 31, 2002 the Company has contributed $162,000 to MercMed to meet its financial obligations. Since December 31, 2002, the Company has contributed an additional $177,000. These contributions will be reflected in the Company’s Capital Account and will be collected upon the sale of the aircraft. The Company is a guarantor on a note payable to a financial institution which funded the purchase of the aircraft. As of December 31, 2002, the principal amount of the note outstanding was $828,000. The note matures on the earlier of June 29, 2003 or upon termination of the Senior Secured Credit Facility. As of December 30, 2002, the Company has replaced the Senior Secured Credit Facility. The note holder has not exercised its option to call the note and the Company is in discussions to replace the existing note.

      The Company uses the services of the legal firm McBreen and Kopko (the “Firm”) for various general corporate legal matters. Mr. Frederick H. Kopko, Jr., a partner of the Firm, is a member of the Company’s Board of Directors and is a partner with CFK Partners. For the three and six month period ended December 31, 2002, the Company paid the Firm $215,000 and $362,000, respectively, for legal services rendered.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations — Comparison of the Three Months Ended December 31, 2002 and December 31, 2001 and for the Six Months Ended December 31, 2002 and December 31, 2001.

      The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company’s four operating units, as well as selected other financial statement data.

	Six Months Ended December 31,				Three Months Ended December 31,

	2002		2001		2002		2001

		% of		% of		% of		% of
		Total		Total		Total		Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

	($ in millions)
Revenues:
Fuel sales	$145.6	65.6%	$119.1	60.8%	$75.0	65.9%	$54.6	59.3%
FBOs	47.7	21.5	47.1	24.0	23.9	21.0	23.1	25.1
Cargo operations	16.5	7.4	14.6	7.5	9.2	8.0	7.6	8.2
Government contract services	12.5	5.6	15.0	7.7	6.3	5.5	6.8	7.4
Intercompany Eliminations (2)	(0.4)	(0.1)	—	—	(0.4)	(0.4)	—	—

Total Revenue	$221.9	100.0%	$195.8	100.0%	$114.0	100.0%	$92.1	100.0%

		% of		% of		% of		% of
		Unit		Unit		Unit		Unit
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Gross Margin(1):
Fuel sales	$3.1	2.1%	$3.3	2.8%	$1.5	1.9%	$1.4	2.6%
FBOs	5.9	12.4	7.3	15.4	2.9	12.3	3.8	16.4
Cargo operations	1.9	11.8	1.2	7.9	1.4	15.5	0.9	11.6
Government contract services	2.1	17.2	3.7	25.0	1.2	18.9	1.7	25.1

Total Gross Margin	$13.0	5.9%	$15.5	7.9%	$7.0	6.1%	$7.8	8.5%

		% of		% of		% of		% of
		Total		Total		Total		Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Selling, general and administrative	$5.4	2.5%	$4.7	2.4%	$2.8	2.4%	$2.8	3.0%
Provision for bad debts	0.8	0.3	0.8	0.4	0.4	0.4	0.2	0.2
Depreciation and amortization	4.0	1.8	4.7	2.4	1.9	1.7	2.4	2.6
Interest expense and other	2.7	1.3	3.0	1.4	1.5	1.3	1.5	1.6
Cost and expenses of stock offering			1.0	0.5			1.0	1.1
Debt Extinguishment costs	1.7	0.7	—	—	1.2	1.1	—	—

Income (loss) before income taxes	(1.6)	(0.7)	1.3	0.7	(0.8)	(0.7)	(0.1)	(0.0)

Provision for income taxes	(0.6)	(0.3)	0.5	0.3	(0.3)	(0.3)	0.0	(0.0)

Income (loss) from continuing operations before tax	(1.0)	(0.4)	0.8	0.4	(0.5)	(0.4)	(0.1)	(0.0)
Loss from discontinued operations	—	—	(0.1)	(0.0)	—	—	—	—

Net (Loss) Income	$(1.0)	(0.4)%	$0.8	0.4%	$(0.5)	(0.4)%	$(0.1)	0.0%

(1)	Gross margin as used here and throughout Management’s Discussion excludes depreciation and amortization and selling, general and administrative expense.

(2)	Intercompany eliminations represent sales between the fuel sales division and the FBO division.

Three Months ended December 31, 2002 compared to the Three Months ended December 31, 2001

      Revenue in the second quarter of fiscal year 2003 was $114.0 million, representing an increase of 23.8% from the revenue reported for the second quarter of fiscal year 2002 of $92.1 million. The increase in revenue is primarily attributed to a combination of higher average sale prices for petroleum products in the current quarter and the effects of last year’s tragic events of September 11, 2001, that adversely effected sales in the prior fiscal year’s second quarter. The gross margin in the current quarter was $7.0 million, a decrease of $0.8 million or 10.3% from the gross margin of $7.8 million reported last year. The decline in gross margin was primarily the result of lower realized margins at the Company’s FBO operations and lower margins in the Government Contract Services business partially offset by higher margins in the Cargo operations. Part of the lower gross margin in the FBO operations is attributed to the sale of the Company’s FBO in Bedford, Massachusetts (the “Bedford FBO”) in June 2002.

      Revenue from the Fuel Sales business represented 65.9% of total revenue in the current period as compared to 59.3% of revenue a year ago. Fuel Sales revenue totaled $75.0 million in the current period, an increase of 37.4% from the same period last year, on volume of 78.2 million gallons. This compares favorably to revenue during the second quarter of fiscal 2002 of $54.6 million on sales volume of 70.9 million gallons. The increase in sales revenue and volume is attributed to a combination of higher average sales prices for petroleum products and the effect on last year’s sales volume that declined following September 11, 2001. The current quarter was also impacted by reduced volume resulting from the cessation of business by National Airlines, Inc. (“National”) effective November 6, 2002. Gross margin from fuel sales was $1.5 million in the current period, essentially unchanged from last year’s gross margin of $1.4 million. The average sales price for fuel in the current period was 96.0 cents per gallon, an increase of 19.4 cents per gallon from the average price of 76.6 cents per gallon last year while the average cost of fuel rose 18.9 cents per gallon to 92.5 cents per gallon as compared to 73.6 cents per gallon last year.

      National, a customer of the Company’s MercFuel, Inc. (“MercFuel”) subsidiary, announced that it was ceasing operations on November 6, 2002. The Company had been providing fuel to National since May 1999. In December 2000, National filed for Chapter 11 bankruptcy protection and the Company continued to sell fuel to National on a secured basis under the auspices of the bankruptcy court. Sales to National during the second quarter of fiscal year 2003 were $7.2 million as compared to $9.9 million for the same period last year. As a result of the secured nature of the transactions, the amount of loss on the cessation of business was negligible.

      Revenue from the FBO business segment for the second quarter of fiscal year 2003 was $23.9 million on sales volume of 8.3 million gallons. This compares to revenue of $23.1 million on sales volume of 9.1 million gallons last year. Excluding the contribution of the Bedford FBO from last year’s results, revenue increased $2.7 million or 12.5% with essentially no change in sales volume. The increase in revenue, after adjusting last year’s results to exclude the Bedford FBO, was primarily due to higher average sales price of aviation fuel. The FBO’s gross margin was $2.9 million in the current period as compared to $3.8 million last year, which included $0.5 million from the Bedford FBO. The decline in gross margin is primarily due to higher operating expenses partially offset by higher margin on aviation fuel sales.

      The Cargo business segment had revenue of $9.2 million in the second quarter of fiscal year 2003, an increase of $1.6 million, or 21.2%, from last year’s revenue of $7.6 million. The increase in revenue is primarily attributed to higher revenue in the cargo handling operation, which had increased handling volume due to the west coast dockworkers’ strike that positively impacted air cargo shipments. Gross margin from the Cargo business segment in the current period was $1.4 million, an increase of $0.5 million from last year’s results, primarily due to higher margins in the cargo handling operations partially offset by higher start-up expenses for the Mercury World Cargo operations.

      Revenue from the Government Contract Services segment was $6.3 million, a decrease of $0.5 million, or 7.3%, from last year’s second quarter revenue of $6.8 million. The decline in revenue is primarily due to the loss of two refueling contracts. Gross margin for the second quarter of fiscal year 2003 was $1.2 million, a decrease of $0.5 million from last year’s gross margin of $1.7 million. The decrease in gross margin is primarily attributed to reduced margin on the base operations services contracts.

      Selling, general and administrative expenses in the second quarter were $2.8 million, essentially unchanged from last year.

      Provision for bad debts increased in the current period to $0.4 million from $0.2 million last year primarily due to higher average petroleum product prices which resulted higher billing to fuel customers and the economic uncertainty surrounding the aviation industry.

      Depreciation and amortization expense was $1.9 million in the current period as compared to $2.4 million last year. The reduction is primarily due to the sale of corporate headquarters in January 2002 and the sale of the Bedford FBO in June 2002. The current period reduction also reflects the non-amortization of goodwill for fiscal year 2003 which resulted in a $0.1 million decrease from the three months ended December 31, 2001.

      Interest expense in the current period was $1.5 million, essentially unchanged from last year. The interest expense was lower due to a lower average amount of principle outstanding during the current period offset by higher effective interest rates primarily due to the application of the default interest rate to the Note.

      As a result of the restructuring of the Company’s long term debt in the current period, the Company incurred debt extinguishment costs of $1.2 million. This is comprised of the unamortized portion of the deferred debt issuance costs associated with the previous senior secured credit facility and the subordinated note at the time of early debt extinguishment and note amendment.

      In fiscal 2002, the Company wrote-off the deferred stock offering costs of $1.0 million associated with the planned public and private offering of MercFuel common stock. The Company decided not to undertake the offering due to market uncertainties and general economic conditions at the time.

      Income tax benefit approximated 39% of pre-tax loss for both periods reflecting the expected effective annual tax rate.

Six Months ended December 31, 2002 compared to Six Months ended December 31, 2001

      Revenue for the first six months of fiscal year 2003 was $221.9 million, representing an increase of 13.3% from the revenue reported for the same period a year ago of $195.8 million. The increase in revenue is primarily attributed to higher average sale prices for petroleum products and due to the adverse effect last year of the tragic events of September 11, 2001. Gross margin in the current period was $13.0 million, a decrease of $2.5 million or 15.8% from the gross margin of $15.5 million reported last year. The decline in gross margin was primarily the result of lower realized margins at the Company’s FBO operations and lower margins in the Government Contract Services business partially offset by higher margins in the Cargo operations. Part of the lower gross margin in the FBO operations is attributed to the sale of the Company’s Bedford FBO in June 2002.

      Revenue from the Fuel Sales business represented 65.6% of total revenue in the current period as compared to 60.8% of revenue a year ago. Fuel sales revenue totaled $145.6 million in the current period, an increase of 22.3% from the same period last year, on volume of 158.2 million gallons. This compares favorably to revenue during the first six months of fiscal year 2002, of $119.1 million on a sales volume of 143.2 million gallons. The increase in sales revenue and volume is attributed to higher average sales prices for petroleum products during the current year and the adverse effect on last year’s sales volume due to September 11, 2001. The current year’s sales also reflect reduced volume, as compared to last year, due to the cessation of business by National effective November 6, 2002. Gross margin from fuel sales was $3.1 million in the current period, down slightly from last year’s gross margin of $3.3 million. The average sales price for fuel in the current period was 92.0 cents per gallon, an increase of 9.0 cents per gallon from the average price of 83.0 cents per gallon last year while the average cost of fuel rose 9.3 cents per gallon to 88.6 cents per gallon as compared to 79.3 cents per gallon last year.

      National, a customer of the Company’s MercFuel, Inc. (“MercFuel”) subsidiary, announced that it was ceasing operations on November 6, 2002. The Company had been providing fuel to national since May 1999. In December 2000, National filed for Chapter 11 bankruptcy protection and the Company continued to sell fuel to National on a secured basis under the auspices of the bankruptcy court. Sales to National for the first six months of fiscal year 2003 were $24.7 million as compared to $25.0 million for the same period last year. As a result of the secured nature of the transactions, the amount of loss on the cessation of business was negligible.

      Revenue from the FBO business segment for the first six months of fiscal year 2003 was $47.7 million on a sales volume of 17.0 million gallons. This compares to revenue of $47.1 million on a sales volume of 18.2 million gallons last year. Excluding the contribution of the Bedford FBO from last year’s results, revenue increased $3.8 million or 8.8% with essentially no change in sales volume. The increase in revenue, after adjusting last year’s results to exclude the Bedford FBO, was primarily due to higher average sales price of aviation fuel. The FBO’s gross margin was $5.9 million in the current period as compared to $7.3 million last year, which included $0.8 million from the Bedford FBO. The decline in gross margin is primarily due to higher operating expenses partially offset by higher margin on aviation fuel sales.

      The Cargo business segment had revenue of $16.4 million during the first six months of fiscal year 2003, an increase of $1.8 million, or 12.0%, from last year’s revenue of $14.6 million. The increase in revenue is primarily attributed to higher revenue in the cargo handling operation, which had increased handling volume due to the west coast dockworkers’ strike and due to improved import/export activity. Gross margin from the Cargo business segment in the current period was $1.9 million, an increase of $0.7 million from last year’s results, primarily due to higher margins in the cargo handling operations partially offset by higher start-up expenses for the Mercury World Cargo operations and lower margins in the Cargo Management operations.

      Revenue from the government contract services segment was $12.5 million, a decrease of $2.5 million, or 16.3%, from last year’s revenue of $15.0 million. The decline in revenue is primarily due to the loss of the Yokota, Japan contract, which expired in September 2001 and two refueling contracts. The Yokota contract provided $1.4 million, or 9.3%, of the government contract services segment revenue during the first six months of fiscal year 2002. Gross margin for the first six months of fiscal year 2003 was $2.1 million, a decrease of $1.6 million from last year’s gross margin of $3.7 million. The decrease in gross margin is primarily attributed to the loss of the Yokota, Japan contract, lower margin on the Kuwait Air Terminal contract and a reserve for a legal settlement of $0.3 million in fiscal year 2003.

      The Company’s Selling, general and administrative expenses for the current period were $5.4 million, an increase of $0.7 from last year’s expense of $4.7 million. The increased expense was primarily due to expenses associated with the extension of certain stock options and the establishment of an environmental reserve of $0.3 million for a previously sold site.

      Provision for bad debts of $0.8 million is essentially unchanged from last year.

      Depreciation and amortization expense was $4.0 million in the current period as compared to $4.7 million last year. The reduction is primarily due to the sale of corporate headquarters in January 2002 and the sale of the Bedford FBO in June 2002. The current period also reflects the non-amortization of goodwill for fiscal year 2003 which resulted in a $0.2 million decrease in amortization from the prior year.

      Interest expense in the current period was $2.7 million, a decrease of $0.3 million from last year’s interest expense of $3.0 million. The interest expense was lower due to a lower average amount of principle outstanding during the current period offset by higher effective interest rates primarily due to the application of the default interest rate to the Note prior to refinancing.

      As a result of the restructuring of the Company’s long term debt in the current period, the Company incurred debt extinguishment costs of $1.7 million. This is comprised of the unamortized portion of the deferred debt issuance costs associated with the previous senior secured credit facility and the subordinated note at the time of early debt extinguishment and note amendment and expenses incurred associated with other refinancing options that were not completed.

      In fiscal year 2002, the Company wrote-off the deferred stock offering costs of $1.0 million associated with the planned public and private offering of MercFuel common stock. The Company decided not to undertake the offering due to market uncertainties and general economic conditions at the time.

      Income tax (benefit) expense approximated 39% of pre-tax (loss) income for both periods reflecting the expected effective annual tax rate.

Liquidity and Capital Resources:

      As of December 31, 2002, the Company’s cash and cash equivalents were $4.4 million, a reduction of $1.2 million for the six month period then ended. Cash used in operating activities for the six month period ended December 31, 2002 was $1.4 million comprised of cash generated of $6.9 million from earnings, adjusted for non-cash items, less $8.3 million for an increase in net working capital. The increase in working capital was primarily due to an increase in Mercfuel’s trade receivables and a reduction in the current income tax liability.

      During the first six months of fiscal year 2003, the Company used $0.8 million in investing activities. The company made additions of $3.6 million to property, plant and equipment primarily for hangar and tank farm projects for the fixed base operations. In addition, the Company used $1.0 million for the purchase of fuel sales contracts for the fuel sales division. These outlays were offset by a decrease in restricted cash of $3.8 million generated by the sale of the Bedford FBO and used to reduce long-term debt.

      The Company’s financing activities provided $1.1 million in cash primarily due to a net draw down on the revolving credit facility. In addition the Company generated $0.3 million and $0.1 million from the issuance of preferred stock and exercise of stock options, respectively. The issuance of the Preferred Stock occurred after the Company was unable to draw-down on the previous revolving credit facility.

      On December 30, 2002, the Company entered into a loan and security agreement, (“the Facility”), refinancing its senior secured credit facilities with Foothill Capital Corporation (“Foothill”), a division of Wells Fargo Bank, for a five-year term, as agent for the lenders party thereto. In addition, the Company and J.H. Whitney Co. Mezzanine Fund entered into agreements revising the terms of the subordinated loan facility, which will mature on December 31, 2005. The funding under the senior facility and the amendments to the subordinated loan were completed on December 31, 2002.

      The Facility provides a total of up to $42.5 million in revolving and term loans. The term loan is for an amount equal to $12.5 million, while the revolving loan is for an amount not to exceed 85% of Eligible Accounts Receivable (as defined in the loan agreement), subject to certain limitations. The term loan is payable in $1.0 million installments each April 1 and October 1, beginning April 1, 2003 and in $0.5 million installments each July 1 and December 31, until paid in full. Amounts repaid under the term loan increase the maximum availability under the revolving loan. The Facility also provides for the issuance of certain letters of credit.

      The Facility may be terminated on December 23, 2005, if the Whitney Note is not paid in full or refinanced, on terms acceptable to Foothill, prior to October 31, 2005. The Facility is secured by substantially all of the assets of the Company and its subsidiaries. The Facility contains provisions that require the maintenance of certain financial ratios including minimum EBITDA levels, minimum fixed charge coverage ratios, and maximum annual capital expenditure levels. In addition, under the Facility, the Company is prohibited from paying non-intercompany cash dividends.

      The revised Whitney Note is in the form of a $24.0 million Senior Subordinated 12% Note (the “Note”) with detachable warrants to purchase 503,126 shares of the Company’s common stock exercisable at $3.742 per share through September 9, 2006. The warrant exercise price was reduced from $5.50 per share. The Note is secured by the Company’s assets, subordinate to Foothill’s interest. Warrants to purchase an additional 5% of the Company’s common stock, exercisable for nominal consideration, will be issued if the principal amount of the Note is not prepaid by December 31, 2003. Warrants to purchase a second 5% of the Company’s common stock, exercisable for nominal consideration, along with an additional note in the original principal amount of $5,000,000, will also be issued if the outstanding principal amount of the Note is greater than $12,000,000 after December 31, 2003. The Company is currently assessing various options that will enable it to prepay the principal portion of the Note to avoid the necessity of having to issue the additional warrants and incur the additional note obligation. If the Company determines that it is probable that the Note, or a portion of the Note, will be prepaid, the estimated amount of the prepayment may be classified as a current portion of long term debt on the Company’s balance sheet. If the Company determines that it is not probable that the Note, or any portion of the Note, will be prepaid, the Company will accrue the additional cost of the new warrants and the additional note obligation over the remaining term of the Note when it is deemed that the prepayment is not probable. The Company is also required to prepay all outstanding principal of the Note and any additional note on December 31, 2004, but the failure by the Company to make such prepayment will not entitle the holder to accelerate the balance on the outstanding Note or outstanding additional note. The revised Whitney facility contains similar covenants as in the original Note, including covenants that, among other matters, limit senior indebtedness, the payment of dividends, and the disposition of assets. The revised covenants also include minimum EBITDA requirements and capital expenditure limitations. Under the Whitney Note, the Company is also required to file a registration statement with the SEC, by March 31, 2003, for the common stock underlying the warrants.

      While the Note is subordinate to the Facility, the loan and security agreement does allow for the prepayment of principal on both the Note and the Facility under certain conditions. Under the terms of loan and security agreement, the first $15.0 million of principal prepayment is to be applied equally to the outstanding principal of the Facility’s term loan and the Note. The next $4.5 million of principal prepayment is to be applied entirely to the outstanding principal of the Note. The next principal prepayments will then either be applied equally to the outstanding principal of the Facility and to the Note or entirely to the outstanding principal of the Note, depending on certain conditions, until the entire $24.0 million of the Note has been repaid in full.

      As required by the Whitney Note, the Company has formed committees consisting of its independent directors to seek opportunities for asset sales and other financing transactions, with a view to reducing the Company’s total debt.

Critical Accounting Policies

      Management’s beliefs regarding significant accounting policies have not changed significantly from those discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

      The Company does not currently utilize material derivative financial instruments which expose the Company to significant market risk. However, the Company’s cash flow, earnings, and the fair value of its debt, may be adversely effected due to changes in interest rates with respect to its long-term debt. The table below presents principal cash flows and related weighted average interest rates of the Company’s long-term debt at December 31, 2002 by expected maturity dates. Weighted average variable rates are based on rates in effect at December 31, 2002. These rates should not be considered a predictor of actual future interest rates.

Expected Maturity Date

	June-03	June-04	June-05	June-06	June-07	Thereafter	Total	Fair Value

Fixed Rate Subordinated Note	0	0	0	$23,355,000	0	0	$23,355,000	$24,000,000
Average Interest Rate(3)	29.3%	29.3%	29.3%	29.3%	0	0	29.3%
Fixed Rate Other Debt	$224,000	$100,000	$26,000	$26,000	$26,000	$173,000	$580,000	$580,000
Average Interest Rate	8.50%	8.58%	9.14%	9.14%	9.14%	9.14%	8.80%
Variable Rate Tax Exempt Bonds(1)	$500,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$10,000,000	$14,500,000	$14,500,000
Average Interest Rate	1.61%	1.61%	1.61%	1.61%	1.61%	1.61%	1.61%
Variable Rate Other Debt(2)	$1,000,000	$3,000,000	$3,000,000	$3,000,000	$2,500,000	$5,923,000	$18,423,000	$18,423,000
Average Interest Rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

(1)	The interest rate is based upon a weekly remarketing of the bonds.

(2)	Consists of debt under which interest rates will fluctuate based upon changes in the prime rate or LIBOR.

(3)	The interest rate reflects an effective rate derived from the note’s stated rate of 12% and the amortization effect of stock warrants, loan premium and financing cost.

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

      In September 2001, the Company filed a motion for declaratory judgment to determine its liability as a result of a fuel spill on April 8, 2001 at the Ontario, CA. Airport. On November 30, 2001, the Company received notice of a counter-complaint filed by UPS against the Company and a third party seeking indemnification and reimbursement in the amount of $470,000 for the costs incurred as a result of the fuel spill. This matter is set for trial in March, 2003. Mercury does not believe the outcome of this claim will have a significant impact on its financial position or operating results.

      On May 1, 2002, Mercury received a Notice of Violation (“NOV”) for its Fort Wayne, Indiana facility alleging that Mercury’s Spill Prevention, Control and Countermeasure Plan (“SPCC”) did not meet certain federal regulatory guidelines. Specifically, the Environmental Protection Agency (“EPA”) alleged that Mercury’s SPCC failed to provide for proper parking, secondary containment, and proper drainage of its refueler trucks. Mercury entered into discussions with the EPA and responded to the NOV. On January 29, 2003, the EPA again notified the Company of some deficiencies in its latest Spill Prevention Control and Countermeasure Plan and requested that Mercury submit a written response to its allegations within 30 days. The Company is in the process of responding to the EPA. Mercury intends to fully comply with all EPA requirements.

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

      On November 18, 2002, Investorwatch LLC filed an action in the Superior Court of the State of California for the County of Los Angeles, Central District alleging derivative and direct claims against Mercury and certain of its affiliates based upon alleged wrongful conduct in connection with certain transactions entered into by Mercury, including certain related party transactions, which transactions were previously disclosed by Mercury. The Company believes that the matter is without merit and that it will not have a significant impact on its operating results or financial position.

      On November 27, 2002, Andrew J. Chitiea filed a shareholder verified derivative complaint in the Superior Court of the State of California, County of San Diego, North County Division alleging that certain directors of the Company breached their fiduciary duty to the Company. The Company believes that the matter is without merit and that it will not have a significant impact on its operating results or financial position.

      On December 23, 2002, Keith Scott filed suit in the Superior Court of the State of California County of Los Angeles, Central Division against the Company and certain current and past officers and directors alleging derivative and direct claims against Mercury and certain of its affiliates based upon alleged wrongful conduct in connection with certain transactions entered into by Mercury, including certain related party transactions, which transactions were previously disclosed by Mercury. The plaintiff subsequently dismissed the matter when it was removed to Federal Court.

      The Company is also a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a significant effect on its financial position or operating results.

Item 2.     Change in Securities

      a) None

      b) The newly-issued Series A 8% Cumulative Convertible Preferred Stock ranks senior to the Company’s common stock as to the payment of dividends and distribution on liquidation.

      c) During December 2002, the Company issued and sold 462,627 shares of Series A 8% Cumulative Convertible Preferred Stock (“Preferred Stock”) to investors having a pre-exiting relationship with the Company, comprised of customers and employees. The aggregate consideration received for such shares was $462,627, $259,432 in cash and $203,195 in lieu of cash for previously earned bonuses. No underwriters were engaged in connection with these issuances and sales, which were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, relating to sales by an issuer not involving a public offering. The shares of the Preferred Stock are convertible to common stock, at the option of the stockholder, at a conversion price of $7.50 per share. Dividends on the Preferred Stock are accrued on a semi-annual basis at an annual rate of 8.0% and paid, either in cash or in-kind at the election of the Company. During a 30-day period immediately following the third, fourth, fifth and each subsequent anniversary date of the issuance of the Preferred Stock, both the Company and the stockholder have the option to redeem the then outstanding shares of Preferred Stock for an amount equal to $1.00 plus all accrued but unpaid dividends for each share of Preferred Stock redeemed. The Company has the option, whether the Company or the Stockholder exercised their redemption option, to pay all or part of the redemption in shares of the Company’s common stock. In the event of any liquidation of the Company, the holders of Preferred Stock have a liquidation preference over common stock, plus all declared but unpaid dividends. In the event the assets are insufficient to cover the aforesaid amounts, the Preferred Stockholders would share in the assets ratably in proportion to the full preferential amount

Item 3.     Default Upon Senior Securities

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

      On December 31, 2002, the Company and the Note holder amended the terms of the Note. Upon execution of the amendment, the Note Holder agreed to waive the events resulting in the default conditions. As of December 31, 2002, the Company was in compliance with all the conditions of the Note, as amended.

Item 4.     Submission of Matters to a Vote of Security Holders

      On November 19, 2002, the Company held its annual meeting of Shareholders.

      All of the Company’s directors were re-elected at the meeting by the following votes:

			Abstain or
Name	For	Against	Broker Non-Vote

Dr. Philip Fagan, Jr.	5,653,539	449,838	-0-
Joseph A. Czyzyk	5,417,713	685,664	-0-
Frederick H. Kopko	5,670,539	432,838	-0-
Gary J. Feracota	5,670,539	432,838	-0-
Sergei Kouzmine	5,670,539	432,838	-0-
Michael J. Janowiak	5,670,539	432,838	-0-

      In addition, the proposal seeking approval to amend Article III of the Corporation’s Certificate of Incorporation to effect a one-for-two reverse stock split on the outstanding common stock was adopted by the following votes:

For	Against	Abstain or Broker Non-Vote

5,675,497	404,507	23,373

      Also submitted to a vote, but not adopted was the proposal to amend Article III of the Corporation’s Certificate of Incorporation to amend the number of authorized shares of common stock from 18,000,000 to 30,000,000 and to increase the number of authorized preferred stock from 3,000,000 to 10,000,000.

For	Against	Abstain or Broker Non-Vote

2,279,251	1,411,701	2,412,425

Item 5.     Other Information

      None

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits.

Exhibit
No.	Description

2.1	Agreement and Plan of Merger adopted January 9, 2001.(17)
2.2	Certificate of Merger.(17)
3.1	Certificate of Incorporation.(17)
3.2	Amended and Restated Bylaws of Mercury Air Group, Inc. adopted December 7, 2002.(25)
3.3	Certificate of Designations of Series A 8% Cumulative Convertible Preferred Stock.
4.1	Loan Agreement between California Economic Development Financing Authority and Mercury Air Group, Inc. relating to $19,000,000 California Economic Development Financing Authority Variable Rate Demand Airport Facilities Revenue Bonds, Series 1998 (Mercury Air Group, Inc. Project) dated as of April 1, 1998.(2)
4.2	Securities Purchase Agreement dated September 10, 1999 by and among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(12)

Exhibit
No.	Description

4.3	Amendment No. 1 dated as of September 30, 2000 by and between J.H. Whitney Mezzanine, L.P. and Mercury Air Group, Inc. to the Securities Agreement.(16)
4.4	Waiver and Consent Agreement dated as of December 29, 2000 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(17)
4.5	Waiver and Consent Agreement dated as of July 2, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(18)
4.6	Waiver Agreement dated as of September 25, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(18)
4.7	Amendment No. 2 dated as of September 30, 2001 by and between J.H.Whitney Mezzanine Fund, L.P. and Mercury Air Group, Inc. to the Securities Purchase Agreement.(19)
4.8	Waiver Agreement dated as of November 26, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine, L.P.(21)
4.9	Waiver Agreement dated as of December 21, 2001 among Mercury Air Group, inc. and J.H. Whitney Mezzanine, L.P.(21)
4.10	Waiver Agreement dated as of June 26, 2002 among Mercury Air Group, inc. and J.H.Whitney Mezzanine, L.P.(24)
4.11	Amendment No. 3 to Securities Purchase Agreement by and between Mercury Air Group, Inc., and J.H. Whitney Mezzanine Fund, L.P. dated as of December 30, 2002.(26)
4.12	Amended and Restated J.H. Whitney Mezzanine Fund, L.P. Warrant dated September 10, 1999.(26)
4.13	Amended and Restated J. H. Whitney Mezzanine Fund, L.P. Senior Subordinated Promissory Note dated September 10, 1999.(26)
4.14	Security Agreement by and between Mercury Air Group, Inc. and each of its Subsidiaries hereto as Obligors and J.H. Whitney Mezzanine Fund, L.P. as the Lenders, dated as of December 30, 2002.(26)
4.15	Subordination Agreement among J.H. Whitney Mezzanine Fund, L.P. Foothill Capital Corporation, as Agent and Mercury Air Group, Inc. and Certain of its subsidiaries signatory thereto, dated as of December 30, 2002.(26)
4.16	Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain subsidiaries signatory thereto, dated as of December 30, 2002.(26)
10.1	Company’s 1990 Long-Term Incentive Plan.(4)*
10.2	Company’s 1990 Directors Stock Option Plan.(1)*
10.3	Lease for 6851 West Imperial Highway, Los Angeles, California.(3)
10.4	Memorandum Dated September 15, 1997 regarding Summary of Officer Life Insurance Policies with Benefits Payable to Officers or Their Designated Beneficiaries.(8)*
10.5	Non-Qualified Stock Option Agreement dated March 21, 1996, by and between Frederick H. Kopko and Mercury Air Group, Inc.(6)*
10.6	Company’s 1998 Long-Term Incentive Plan.(10)*
10.7	Company’s 1998 Directors Stock Option Plan.(10)*
10.8	Revolving Credit and Term Loan Agreement dated as of March 2, 1999 by and among Mercury Air Group, Inc., The Banks listed on Schedule 1 thereto, and The Fleet National Bank f/k/a BankBoston, N.A., as Agent.(11)
10.9	First Amendment to Revolving Credit and Term Loan Agreement dated as of September 10, 1999.(14)
10.10	Second Amendment to Revolving Credit and Term Loan Agreement dated as of March 31, 2000.(14)
10.11	Third Amendment, Waiver and Consent to Revolving Credit and Term Loan Agreement dated as of August 11, 2000.(14)

Exhibit
No.	Description

10.12	The Company’s 401(k) Plan consisting of CNA Trust Corporation. Regional Prototype Defined Contribution Plan and Trust and Adoption Agreement.(14)*
10.13	Employment Agreement dated July 31, 2000 between the Company and Dr. Philip J. Fagan.(15)*
10.14	Fourth Amendment to Revolving Credit and Term Loan Agreement dated as of November 14, 2000.(16)
10.15	Amendment No. 1 to Mercury Air Group, Inc. 1998 Long-Term Incentive Option Plan as of August 22, 2000.(16)*
10.16	Amendment No. 1 to Mercury Air Group, Inc. 1998 Directors Stock Option Plan as of August 22, 2000.(16)*
10.17	Limited Waiver letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 21, 2001.(18)
10.18	Fifth Amendment to Revolving Credit and Term loan Agreement dated as of September 21, 2001.(18)
10.19	Limited Consent letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 30, 2001.(19)
10.20	2001 Mercury Air Group, Inc. Stock Incentive Plan.(20)
10.21	Limited waiver and Consent to Revolving Credit and Term Loan Agreement dated as of December 31, 2001.(21)
10.22	2002 Management Stock Purchase Plan.(22)
10.23	Amended and Restated Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Joseph A, Czyzyk.(22)*
10.24	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Wayne J. Lovett.(22)*
10.25	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and John Enticknap.(22)*
10.26	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Mark Coleman.(22)*
10.27	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Steven S. Antonoff.(22)*
10.28	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Robert Schlax.(22)*
10.29	Limited waiver and Consent to Revolving Credit and Term Loan Agreement dated as of June 27, 2002.(24)
10.30	Sale-Leaseback agreement made by and between CFK Realty Partners, LLC and Mercury air Group, Inc. dated December 15, 2001.(24)
10.31	Amendment to Sale-Leaseback agreement made by and between CFK Realty Partners, LLC and Mercury Air Group, Inc.(24)
10.32	Promissory Note by CFK Partners, LLC in favor of Mercury Air Group, Inc.(24)
10.33	Limited Waiver and Consent to Revolving Credit and Term Loan Agreement dated as June 27, 2002.(24)
10.34	Amendment to No. 1 made to Amended and Restated Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Joseph A. Czyzyk.(24)*
99.1	Partnership Agreement dated as of July 27, 2000 of CFK Partners by and among Philip J. Fagan, M.D., Frederick H. Kopko, Jr. and Joseph A. Czyzyk.(13)
99.2	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley.

*	Denotes management’s contract or compensation plan or arrangement.

(1)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 10, 1993 Annual Meeting of Shareholders and is incorporated herein by reference.

(2)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and are incorporated herein by reference.

(3)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-39044 on Form S-2 and are incorporated herein by reference.

(4)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 2, 1992 Annual Meeting of Shareholders.

(5)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-65085on Form S-1 and are incorporated herein by reference.

(6)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and are incorporated herein by reference.

(7)	All such documents were previously filed as Exhibits to the Company’s Report on Form 8-K filed September 13, 1996 and are incorporated herein by reference.

(8)	Such document was previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997 and is incorporated herein by reference.

(9)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and is incorporated herein by reference.

(10)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 3, 1998 Annual Meeting of Shareholders and incorporated herein by reference.

(11)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

(12)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 and is incorporated herein by reference.

(13)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on August 11, 2000 and is incorporated herein by reference.

(14)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and is incorporated herein by reference.

(15)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(16)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference.

(17)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(18)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and is incorporated herein by reference.

(19)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(20)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the November 7, 2001 Annual Meeting of Shareholders and incorporated herein by reference.

(21)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.

(22)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on June 5, 2002 and is incorporated herein by reference.

(23)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on July 11, 2002 and is incorporated herein by reference.

(24)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and is incorporated herein by reference

(25)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on December 7,2002 and is incorporated herein by reference

(26)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on December 30, 2002 and is incorporated herein by reference

      (b)     Reports on Form 8-K:

      A report on Form 8-K, dated December 7, 2002, reported on Items 5 and 7, as to the adoption of amended and restated bylaws. No financial statements were filed with this report.

      A report on Form 8-K, dated December 30, 2002, reported on Items 5 and 7, as to the Company entering into a refinancing agreement with Foothill Capital Corporation and revising its subordinated loan facility with J.H. Whitney Co. Mezzanine Fund. No financial statements were filed with this report.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY AIR GROUP, INC.
Registrant

/s/ JOSEPH CZYZYK

Joseph Czyzyk
Chief Executive Officer

/s/ ROBERT SCHLAX

Robert Schlax
Chief Financial Officer
(Principal Financial Officer)

Date: February 14, 2003

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

/s/ JOSEPH CZYZYK

Joseph Czyzyk
President and CEO

Date: February 14, 2003

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

/s/ ROBERT SCHLAX

Robert Schlax
Chief Financial Officer
(Principal Financial Officer)

Date: February 14, 2003