Form 10-Q
period 2003-03-31
MERCURY AIR GROUP INC
filed 2003-05-13
CIK 52532

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

      Indicate by check mark whether the Registrant is an Accelerated Filer (as defined by rule 12 (b) 2 of the Securities Exchange Act of 1934.)     Yes ☐          No ☑

      Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Number of Shares Outstanding
Title	As of May 9, 2003

Common Stock, $0.01 Par Value	6,577,334

Item 1.     Financial Statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	June 30, 2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,976,000	$5,554,000
Restricted Cash		3,780,000
Trade accounts receivable, net of allowance for doubtful accounts of $2,549,000 at 3/31/03 and $1,583,000 at 6/30/02	53,397,000	46,958,000
Inventories, principally aviation fuel	3,572,000	2,985,000
Prepaid expenses and other current assets	3,015,000	3,077,000
Income taxes receivable	2,513,000
Note receivable from affiliate	1,400,000	1,400,000

Total current assets	69,873,000	63,754,000
PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated depreciation and amortization of $58,314,000 at 3/31/03 and $53,668,000 at 6/30/02	57,329,000	59,286,000
NOTES RECEIVABLE	2,926,000	2,158,000
DEFERRED INCOME TAXES	764,000	770,000
GOODWILL	4,389,000	4,389,000
OTHER INTANGIBLE ASSETS, NET	1,108,000	233,000
OTHER ASSETS, NET	5,620,000	4,096,000

	$142,009,000	$134,686,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,080,000	$35,085,000
Accrued expenses and other current liabilities	8,841,000	8,459,000
Current portion of long-term debt (Note 5)	4,122,000	14,677,000
Senior Subordinated Note, current (Note 5)		23,179,000

Total current liabilities	54,043,000	81,400,000
LONG-TERM DEBT (Note 5)	26,583,000	14,351,000
SENIOR SUBORDINATED NOTE (Note 5)	23,401,000
DEFERRED GAIN	2,087,000	2,146,000
DEFERRED RENT	2,043,000	1,943,000

Total liabilities	108,157,000	99,840,000
COMMITMENTS AND CONTINGENCIES (Note 4)
PREFERRED STOCK, Series A — $.01 par value; authorized 1,000,000 shares; outstanding 462,627 shares at 3/31/03 (Note 6)	472,000
STOCKHOLDERS’ EQUITY:
Preferred Stock — $.01 par value; authorized 2,000,000 shares; none outstanding Common Stock — $ .01 par value; authorized 18,000,000 shares; outstanding 6,577,334 shares at 3/31/03; 6,541,699 at 6/30/02	66,000	65,000
Additional paid-in capital	21,633,000	21,419,000
Retained earnings	15,779,000	17,751,000
Accumulated other comprehensive loss (Note 9)	(373,000)	(316,000)
Notes receivable from sale of stock	(3,725,000)	(4,073,000)

Total stockholders’ equity	33,380,000	34,846,000

	$142,009,000	$134,686,000

See accompanying notes to consolidated financial statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended		Three Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

	(Unaudited)
Sales and Revenues:
Sales	$263,487,000	$216,203,000	$88,151,000	$66,301,000
Service revenues	69,397,000	67,558,000	22,876,000	21,617,000

	332,884,000	283,761,000	111,027,000	87,918,000

Costs and Expenses:
Cost of sales	234,647,000	186,331,000	78,400,000	56,948,000
Operating expenses	78,936,000	75,387,000	26,394,000	24,455,000

	313,583,000	261,718,000	104,794,000	81,403,000

Gross Margin (Excluding depreciation and amortization)	19,301,000	22,043,000	6,233,000	6,515,000

Expenses (Income):
Selling, general and administrative	8,205,000	7,769,000	2,746,000	3,031,000
Provision for bad debts	1,201,000	1,247,000	442,000	475,000
Depreciation and amortization	6,053,000	7,030,000	2,049,000	2,346,000
Interest expense	5,355,000	4,320,000	2,564,000	1,329,000
Costs and expenses of stock offering		985,000
Loss on sale of property		71,000
Write off of capitalized financing costs	1,773,000		40,000
Interest income	(130,000)	(72,000)	(45,000)	(44,000)

	22,457,000	21,350,000	7,796,000	7,137,000

(Loss) Income from Continuing Operations Before Provision for Income Taxes	(3,156,000)	693,000	(1,563,000)	(622,000)
(Benefit from) Provision for Income Taxes (Note 3)	(1,230,000)	271,000	(609,000)	(242,000)

(Loss) Income from Continuing Operations	(1,926,000)	422,000	(954,000)	(380,000)
Loss from Discontinued Operations net of income tax benefit of $27,000 in 2002 (Note 2)		(42,000)

Net (Loss) income	$(1,926,000)	$380,000	$(954,000)	$(380,000)

Net (Loss) income Per Common Share (Note 7):
Basic:
From Continuing Operations	$(0.30)	$0.06	$(0.15)	$(0.06)
Loss from Discontinued Operations		(0.01)

Net (Loss) Income	$(0.30)	$0.06	$(0.15)	$(0.06)

Diluted:
From Continuing Operations	$(0.30)	$0.06	$(0.15)	$(0.06)
Loss from Discontinued Operations		(0.01)

Net (Loss) Income	$(0.30)	$0.06	$(0.15)	$(0.06)

See accompanying notes to consolidated financial statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,

	2003	2002

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) income	$(1,926,000)	$380,000
Less: Loss from discontinued operations	—	(42,000)

(Loss) Income from continuing operations	(1,926,000)	422,000
Adjustments to derive cash flow from operating activities:
Provision for bad debts	1,201,000	1,247,000
Depreciation and amortization	6,053,000	7,030,000
Deferred income taxes	6,000	64,000
Deferred rent	100,000	442,000
Compensation expense related to remeasurement of stock options	318,000	87,000
Expense related to amortization of executive stock plan	348,000	—
Amortization of senior subordinated note discount	222,000	140,000
Management compensation paid in preferred stock	204,000	—
Management compensation applied to exercise of stock options	174,000	—
Loss on retirement/sale of assets	22,000	71,000
Write off of capitalized financing costs	1,733,000	—
Amortization of deferred gain	(59,000)	(15,000)
Changes in operating assets and liabilities:
Trade and other accounts receivable	(8,586,000)	3,845,000
Inventories	(587,000)	1,108,000
Prepaid expenses and other current assets	62,000	(1,798,000)
Income taxes receivable	(2,513,000)	—
Accounts payable	5,995,000	(8,533,000)
Accrued expenses and other current liabilities	382,000	(2,167,000)

Net cash provided by operating activities	3,149,000	1,943,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	3,780,000	—
(Increase) Decrease in other assets	(1,073,000)	770,000
(Increase) Decrease in notes receivables	178,000	(108,000)
Proceeds from sale of property	79,000	4,758,000
Additions to property, equipment and leaseholds	(3,996,000)	(2,905,000)

Net cash (used in) provided by investing activities	(1,032,000)	2,515,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net reduction of debt instruments	(1,961,000)	(10,436,000)
Early retirement of debt	(13,285,000)	—
Proceeds from refinancing	16,923,000	—
Capitalization of deferred financing cost	(3,351,000)	—
Repurchase of common stock	(370,000)	(313,000)
Proceeds from issuance of preferred stock (Note 6)	259,000	—
Proceeds from exercise of stock options	58,000	5,000

Net cash used in financing activities	(1,727,000)	(10,744,000)

Effect of exchange rate changes on cash	32,000	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	422,000	(6,402,000)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	4,296,000
CASH AND CASH EQUIVALENTS, beginning of period	5,554,000	3,886,000

CASH AND CASH EQUIVALENTS, end of period	$5,976,000	$1,780,0000

CASH PAID DURING THE PERIOD:
Interest	$3,942,000	$4,250,000
Income taxes paid	$5,201,000	$470,000
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Note Receivable from affiliate related to the sale of property (Note 9)		$1,400,000

See accompanying notes to consolidated financial statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003
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

Risks and Uncertainties

      The $24.0 million Senior Subordinated 12% Note (the “Note”) contains provisions that provide incentives to prepay the principal of the Note. If the entire principal of the Note is not prepaid by December 31, 2003, the Note Holder will be entitled to stock warrants equivalent to 5% of the Company’s outstanding shares of common stock then outstanding, exercisable for nominal consideration. If the principal amount of the Note is in excess of $12.0 million on December 31, 2003, the Note Holder will be entitled to receive stock warrants equivalent to an additional 5% of the number of shares of common stock outstanding at that date, exercisable for nominal consideration, along with an additional note with a principal amount of $5.0 million. In addition, beginning January 2004 and continuing through June 2004, the interest rate will increase by 1% per annum each month up to a maximum rate of 18%. The Company is assessing various options to prepay the principal of the Note by December 31, 2003 but if the Company does not prepay at least $12.0 million in principal on the Note by December 31, 2003, the consideration due the Note Holder at that time will adversely affect the Company’s financial position and may have a negative effect on its ability to meet its financial obligations. In addition, the issuance and exercise of these warrants will have a dilutive impact on the current shares of common stock outstanding.

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

      As of March 31, 2003, the Company was in compliance with all of the covenants contained in the Facility and the Note; however, based on managements’ judgement, the Company may exceed the Facility’s maximum capital expenditure covenant and the Note’s maximum professional fees covenant for the period ending June 30, 2003. The Company will be holding discussions with its Lenders to address these issues and attempt to obtain waivers for these financial covenants.

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

      The Company has received notice from Los Angeles World Airports (“LAWA”) of a proposed rental increase for the cargo operation’s warehouse facility at the Los Angeles International Airport (“LAX”). The Company has objected to the proposed increase and intends on continuing to defend its position that the proposed increase is not justified given the business environment in which the Company is operating. The proposed increase, subject to approval by the Board of Airport Commissioners (the “Board”), is expected to be presented at the LAWA Board Meeting in late May 2003. The proposed increase included a retroactive adjustment of $1.4 million and an additional $2.5 million in rent over the remaining life of the lease. It is the Company’s understanding that any retroactive adjustment would be applied prospectively over the remaining life of the lease. The existing lease expires in June of 2006. The effect of the proposed rent increase, if approved, will adversely affect the profitability of the Company’s LAX warehousing position.

     Basis of Presentation

      The accompanying unaudited financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments and accruals, as well as accounting changes considered necessary for a fair presentation have been reflected in these financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003 due to seasonal and other factors. In order to maintain consistency and comparability between periods presented, certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

     New Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” This statement amends SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions beginning with the Company’s quarter ended December 31, 2002. The Company has no current intention to change its policy of accounting for stock-based compensation.

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

	Nine Months Ended		Three Months Ended

	3/31/03	3/31/02	3/31/03	3/31/02

Net (loss) income — as reported	$(1,926,000)	$380,000	$(954,000)	$(380,000)
Net (loss) income — pro forma	$(2,114,000)	$215,000	$(1,018,000)	$(452,000)
Basic (loss) income per share — as reported	$(0.30)	$0.06	$(0.15)	$(0.06)
Basic (loss) income per share — pro forma	$(0.32)	$0.03	$(0.15)	$(0.07)
Diluted (loss) income per share — as reported	$(0.30)	$0.06	$(0.15)	$(0.06)
Diluted (loss) income per share — pro forma	$(0.32)	$0.03	$(0.15)	$(0.07)

      The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on July 1, 2002. SFAS No. 142 requires that existing and future goodwill and intangible assets with indefinite lives not be amortized, but written down, as needed, based upon an impairment analysis that must occur at least, annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. All other intangible assets are amortized over their estimated useful lives. SFAS No. 142 requires that the Company perform step one of a two-part transitional impairment test to compare the reporting units fair value with their respective carrying amount, including goodwill. If the carrying value exceeds the fair value, step two of the transitional impairment test must be performed to measure the amount of the impairment loss, if any. SFAS No. 142 also requires that intangible assets be reviewed as of the date of adoption to determine if they continue to qualify as intangible assets under the criteria established under SFAS No. 141, “Business Combinations,” and to the extent previously recorded intangible assets do not meet the criteria that they be reclassified to goodwill.

      During the quarter ended December 31, 2002, with the assistance of an independent valuation firm, the Company completed step one of the transitional test to determine whether there was a potential impairment of goodwill at July 1, 2002. Primarily based on a weighted value using a market approach and an income approach, it was determined that the fair values of the reporting units that have goodwill exceeded their carrying values, therefore a step two impairment test is not required. Since the completion of this valuation, nothing has come to the attention of management which would lead the Company to believe that an impairment has occurred subsequent to this valuation. In accordance with SFAS No. 142, the Company will perform an impairment test annually to determine whether any impairment has occurred requiring a pre-tax charge to operating income.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The following is a reconciliation of reported net (loss) income adjusted for adoption of SFAS No. 142:

	Nine Months	Nine Months	Three Months	Three Months
	Ended 3/31/03	Ended 3/31/02	Ended 3/31/03	Ended 3/31/02

Net (Loss) Income as Reported	$(1,926,000)	$380,000	$(954,000)	$(380,000)
Goodwill amortization (net of tax)		186,000		62,000

Net (Loss) Income as adjusted	$(1,926,000)	$566,000	$(954,000)	$(288,000)

Fully diluted (loss) earnings per share, as adjusted	$(0.30)	$0.08	$(0.15)	$(0.05)
Fully diluted (loss) earning per share, as reported	$(0.30)	$0.06	$(0.15)	$(0.06)

      The Company had $1,108,000 and $233,000 of net intangible assets at March 31, 2003 and June 30, 2002, respectively. Accumulated amortization for intangible assets was $892,000 and $767,000 at March 31, 2003 and June 30, 2002, respectively. Intangible assets at March 31, 2003 consist of covenants not to compete agreements and fuel sales contracts amortized over 3-5 years. Amortization expense for intangible assets was $125,000 and $150,000 for the nine months ended March 31, 2003 and the year ended June 30, 2002. Estimated amortization expense in each of the next five years is as follows: $75,000 in the remainder of 2003; $300,000 in 2004; $233,000 in 2005; $200,000 in 2006; $200,000 in 2007; and $100,000 thereafter.

      Included in Property, Equipment and Leaseholds are leasehold interests relating to the unallocated purchase costs of certain FBO locations. The capitalized value of these leasehold interests was $16,257,000 at March 31, 2003 and June 30, 2002. Accumulated depreciation of the leasehold interests was $6,214,000 and $5,434,000 at March 31, 2003 and June 30, 2002, respectively. Estimated depreciation expense in each of the next five years is as follows: $260,000 in the remainder of 2003; $1,041,000 in 2004; $1,011,000 in 2005; $1,001,000 in 2006; $918,000 in 2007: and $5,812,000 thereafter.

      Effective June 30, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” This Statement establishes accounting standards for the recognition and measurement of an asset retirement obligation and associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. Adoption of this statement had no impact on the Company’s consolidated results of operations or financial position.

      Effective July 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This new statement also supersedes certain aspects of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” with regard to reporting the effects of a disposal of a component of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as previously required by APB Opinion No. 30). In addition, more dispositions may qualify for discontinued operations treatment. The adoption of SFAS No. 144 did not have a material effect on the Company’s consolidated financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos, 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” which rescinds and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS No. 145 on July 1, 2002.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that cost associated with an exit or disposal activity be recognized when incurred as opposed to an entity’s commitment to an exit plan as previously allowed. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of this statement did not affect the Company’s consolidated financial position or results of operations.

      On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Such standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of this statement are generally effective for contracts entered into or modified after June 30, 2003. The Company is in the process of assessing the impact of adopting this standard on its consolidated results of operations and financial position.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation elaborates on disclosures to be made by a guarantor in its interim and annual financial statements with regard to its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and the Company has adopted those requirements beginning with the Company’s quarter ended December 31, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of the recognition and initial measurement requirements of FIN 45 is not expected to have a material impact on the Company’s financial position and results of operations.

      In January 2003, the FASB issued Interpretation Number 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company is assessing, but at this point does not believe the adoption of FIN 46 will have a material impact on its financial position or results of operations.

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

Note 4 — Litigation

      In September 2001, the Company filed a motion for declaratory judgment to determine its liability as a result of a fuel spill on April 8, 2001 at the Ontario, CA. Airport. On November 30, 2001, the Company received notice of a counter-complaint filed by UPS against the Company and a third party seeking indemnification and reimbursement in the amount of $470,000 for the costs incurred as a result of the fuel spill. The parties have reached a tentative settlement through mediation. Trial has been continued until October 2003, pending the outcome of the proposed settlement.

      On May 1, 2002, Mercury received a Notice of Violation (“NOV”) for its Fort Wayne, Indiana facility alleging that Mercury’s Spill Prevention, Control and Countermeasure Plan (“SPCC”) did not meet certain federal regulatory guidelines. Specifically, the Environmental Protection Agency (“EPA”) alleged that Mercury’s SPCC failed to provide for proper parking, secondary containment, and proper drainage of its refueler trucks. Mercury entered into discussions with the EPA and responded to the NOV. On January 29, 2003, the EPA again notified the Company of some deficiencies in its latest SPCC and requested that Mercury submit a written response to its allegations within 30 days. On March 14, 2003, Mercury received a Notice of Violation from the United States Environmental Protection Agency, Region 5 (“EPA”) alleging certain deficiencies in the SPCC for its Fort Wayne, Indiana facility, submitted to EPA in November 2002. Mercury believes that it has resolved all deficiencies except for alleged deficiencies related to: 1) secondary containment for refueler trucks, and 2) secondary containment for discrete fuel loading areas. Pursuant to an agreement detailed in a letter submitted to EPA on April 16, 2003, Mercury has been permitted to suspend modifications to its SPCC regarding the installation of secondary containment for its refueler trucks, pending resolution of federal regulatory issues associated with secondary containment for such trucks. EPA has also extended national compliance with regulations related to discrete loading areas until August 17, 2004.

      On October 31, 2002 a complaint was filed before the National Labor Relations Board Region 12 on behalf of the Transport Workers Union of America, Local 525, AFL-CIO alleging that Maytag Aircraft Corporation has been engaging in unfair labor practices as set forth in the National Labor Relations Act at its Patrick Air Force Base location. On April 11, 2003, a settlement agreement was fully executed. The Company agreed to pay approximately $170,000 plus applicable payroll taxes.

      On November 18, 2002, Investorwatch LLC filed an action in the Superior Court of the State of California for the County of Los Angeles, Central District alleging derivative and direct claims against Mercury and certain of its affiliates based upon alleged wrongful conduct in connection with certain transactions entered into by Mercury, including certain related party transactions, which transactions were previously disclosed by Mercury. On February 18, 2003, the plaintiff filed a dismissal without prejudice with the court.

      On November 27, 2002, Andrew J. Chitiea filed a shareholder verified derivative complaint in the Superior Court of the State of California, County of San Diego, North County Division alleging that certain directors of the Company breached their fiduciary duty to the Company. On February 13, 2003, the plaintiff files a dismissal without prejudice with the court to dismiss the complaint and the entire action of all parties and causes of action.

      On February 26, 2003, Robert Bosch, filed an action in the United States District Court, Eastern District of New York against Excel Cargo, Inc. and others, seeking $1.5 million in damages for damaged cargo. The Company is in the process of responding to the complaint. Mercury does not believe the outcome of this claim will have a significant impact on its financial position or operating results.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      On April 16, 2003, the Plan Committee of Shuttle America Corp filed a Adversary Proceeding in the United States Bankruptcy Court, District of Connecticut alleging preferential transfers in the amount of $995,000. The Company believes that it has significant defenses in this matter. The Company’s answer is due on May 16, 2003. Mercury does not believe this matter will have a significant impact on its financial position or operating results.

      The Company is also a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a significant effect on its financial position or operating results. Reference is made to the SEC Form 10-Q for the quarterly period ended December 31, 2002 for additional litigation with respect to which no material developments have occurred in the current quarter.

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

      The Facility provides a total of up to $42.5 million in revolving and term loans. The term loan is for an amount equal to $12.5 million, while the revolving loan is for an amount not to exceed 85% of Eligible Accounts Receivable (as defined in the loan agreement), subject to certain limitations. The term loan is payable in $1.0 million installments each April 1 and October 1, beginning April 1, 2003 and in $0.5 million installments each July 1 and December 31, until paid in full. Amounts repaid under the term loan increase the maximum availability under the revolving loan. The Facility also provides for the issuance of certain letters of credit. The terms of the Facility requires that the Company maintain a minimum availability on the revolving line of credit of $2.5 million. As of March 31, 2003, the Company had $3.8 million of availability on the revolving line of credit. The amount of the available revolving credit line fluctuates on a daily basis dependent upon the amount of Eligible Accounts Receivable and the amount of letters of credit outstanding and the amount of outstanding cash borrowings against the revolving credit facility.

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

      The revised Whitney Note is in the form of a $24.0 million Senior Subordinated 12% Note (the “Note”) with detachable warrants to purchase 503,126 shares of the Company’s common stock exercisable at $3.742 per share through September 9, 2006. The warrant exercise price was reduced from $5.50 per share. The Note is secured by the Company’s assets, subordinate to Foothill’s interest. Warrants to purchase an additional 5% of the Company’s common stock, exercisable for nominal consideration, will be issued if the principal amount of the Note is not prepaid by December 31, 2003. Warrants to purchase a second 5% of the Company’s common stock, exercisable for nominal consideration, along with an additional note in the original principal amount of $5.0 million, will also be issued if the outstanding principal amount of the Note is greater than $12.0 million after December 31, 2003. In addition, beginning January 2004 and continuing through June 2004, the interest rate will increase by 1% per annum each month up to a maximum rate of 18%. The Company is currently assessing various options that will enable it to prepay the principal portion of the Note to avoid the necessity of having to issue the additional warrants and incur the additional note obligation. At such

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

time when the Company determines that it is probable that the Note, or a portion of the Note, will be prepaid, the estimated amount of the prepayment may be classified as a current portion of long-term debt on the Company’s balance sheet. Until the Company determines that it is not probable that the Note, or any portion of the Note, will be prepaid, the Company is accruing the additional cost of the new warrants and the additional note obligation over the remaining term of the Note. The Company is also required to prepay all outstanding principal of the Note and any additional note on December 31, 2004, but the failure by the Company to make such prepayment will not entitle the holder to accelerate the balance on the outstanding Note or outstanding additional note. The revised Whitney Note contains similar covenants as in the original Note, including covenants that, among other matters, limit senior indebtedness, the payment of dividends, and the disposition of assets. The revised covenants also include minimum EBITDA requirements and capital expenditure limitations.

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

      At June 30, 2002, the Company was in noncompliance with certain debt covenants contained in the previous credit facility, giving the lenders the right to declare the outstanding obligation immediately due and payable. As such, the total principal amount outstanding on the previous Senior Secured Credit Facility and the Note were classified on the Company’s consolidated balance sheet at June 30, 2002 as current portion of long-term debt and Senior Subordinated Note, current. With the aforementioned refinancing, the default conditions were removed and the debt is classified as current and long term based on normal due dates stipulated by the loan agreement. In addition, for the nine months ended March 31, 2003 the Company wrote off $1.7 million in capitalized financing costs relating to the previous credit facility and Note.

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

      The shares of the Preferred Stock are convertible to common stock, at the option of the stockholder, at a conversion price of $7.50 per share. Dividends on the Preferred Stock are accrued on a semi-annual basis at an annual rate of 8.0% and paid, either in cash or in-kind at the election of the Company. During a 30-day period immediately following the third, fourth, fifth and each subsequent anniversary date of the issuance of the Preferred Stock, both the Company and the stockholder have the option to redeem the then outstanding shares of Preferred Stock for an amount equal to $1.00 plus all accrued but unpaid dividends for each share of Preferred Stock redeemed. The Company has the option, whether the Company or the Stockholder exercised their redemption option, to pay all or part of the redemption in shares of the Company’s common stock. In the event of any liquidation of the Company, the holders of Preferred Stock have a liquidation preference over common stock, plus all declared but unpaid dividends. In the event the assets are insufficient to cover the

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

aforesaid amounts, the Preferred Stockholders would share in the assets ratably in proportion to the full preferential amount.

Note 7 — Earnings Per Share

      Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period In calculating earnings per share, the loss for the nine and three month periods was reduced by accrued preferred stock dividends of $9,000. Diluted earnings per share is computed by dividing net income less accrued preferred stock dividends by the weighted average number of common shares and potential common shares. Potential common shares include stock options, shares resulting from the assumed conversion of subordinated debentures, and preferred stock redemptions, when dilutive.

	Nine Months Ended				Three Months Ended

	March 31, 2003		March 31, 2002		March 31, 2003		March 31, 2002

	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic

Weighted average number of common shares outstanding during the period	6,509,000	6,509,000	6,557,000	6,557,000	6,577,000	6,577,000	6,518,000	6,518,000
Common share equivalents resulting from the assumed exercise of stock options			142,000				151,000
Common shares resulting from the assumed conversion of debentures			28,000				28,000

Weighted average number of common and common equivalent shares outstanding during the period	6,509,000	6,509,000	6,727,000	6,557,000	6,577,000	6,577,000	6,697,000	6,518,000

Note 8 — Segment Reporting

      The Company discloses segment information in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure About Segments of an Enterprise and Related Information,” which requires companies to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services, major customers and material countries in which the entity holds assets and reports revenues. The operating segments reported below are the segments of the Company for which operating results are evaluated regularly by management in deciding how to allocate resources and in assessing performance. Intersegment sales are not significant.

      The Company operates and reports its activities through four principal units: 1) Fuel Sales, 2) Fixed Based Operations, 3) Cargo Operations and 4) Government Contract Services.

				Government	Corporate
		Fixed Base	Cargo	Contract	or
	Fuel Sales	Operations	Operations	Services	Unallocated	Total

	(Dollars in Thousands)
Quarter Ended March 31, 2003
Revenues	$72,497	$24,479	$8,396	$5,990	$(335)	$111,027
Gross Margin	1,670	2,870	482	1,211		6,233
Depreciation and Amortization	105	1,382	453	84	25	2,049
Capital Expenditures	1	419	2	4	19	445
Segment Assets	36,157	62,391	16,099	11,962	15,400	142,009
Quarter Ended March 31, 2002
Revenues	$52,243	$22,491	$6,400	$6,784		$87,918
Gross Margin	1,799	3,195	(153)	1,674		6,515
Depreciation and Amortization	16	1,489	547	171	$123	2,346
Capital Expenditures	11	661	45	5	14	736
Segment Assets	23,206	68,169	14,866	14,306	13,706	134,253

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

				Government	Corporate
		Fixed Base	Cargo	Contract	or
	Fuel Sales	Operations	Operations	Services	Unallocated	Total

	(Dollars in Thousands)
Nine Months Ended March 31, 2003
Revenues	$218,111	$72,187	$24,840	$18,510	$(764)	$332,884
Gross Margin	4,741	8,784	2,416	3,360		19,301
Depreciation and Amortization	213	3,963	1,545	265	67	6,053
Capital Expenditures	7	3,597	67	4	321	3,996
Segment Assets	36,157	62,391	16,099	11,962	15,400	142,009
Nine Months Ended March 31, 2002
Revenues	$171,353	$69,575	$21,086	$21,747		$283,761
Gross Margin	5,169	10,455	1,008	5,411		22,043
Depreciation and Amortization	31	4,301	1,680	384	$634	7,030
Capital Expenditures	22	2,718	142	5	18	2,905
Segment Assets	23,202	68,169	14,866	14,306	13,706	134,253

      The Company’s assets are reviewed by management on a consolidated basis because it is not meaningful to allocate assets to the various segments. The Company evaluates segment performance based on revenues and operating profits. The Company does not allocate income taxes or charges determined to be non-recurring in nature, such as restructuring and impairment charges. Unallocated amounts of operating profits consist of corporate expenses, and certain general and administrative expenses from field operations.

      The revenue amount for the corporate or unallocated segment represents the elimination of intersegment sales between the fuel sales and fixed base operations segments.

      Gross margin is used as the measure of profit and loss for segment reporting purposes as it is viewed by key decision makers as the principal operating indicator in measuring segment profitability. The key decision makers also view bad debt expense as an important measure of profit and loss. The predominant component of bad debt expense relates to Fuel Sales. Bad debt expense for Fuel Sales was approximately $348,000 and $449,000; total bad debt expense was $442,000 and $475,000 for the quarter ended March 31, 2003 and March 31, 2002, respectively. Bad debt expense for Fuel Sales was approximately $980,000 and $1,021,000; total bad debt expense was $1,201,000 and $1,247,000 for the nine months ended March 31, 2003 and March 31, 2002, respectively.

Note 9 — Comprehensive Income

      Comprehensive (loss) income is summarized as follows:

	Nine Months Ended		Three Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net (Loss) Income	$(1,926,000)	$380,000	$(954,000)	$(380,000)
Foreign Currency Translation Adjustment	(57,000)	(116,000)	(12,000)	(116,000)

Comprehensive (Loss) Income	$(1,983,000)	$264,000	$(966,000)	$(496,000)

Note 10 — Related Party Transactions

      CFK Partners, LLC is a partnership consisting of three of the Company’s directors, one of whom also serves as the Company’s Chief Executive Officer and another who serves as Chairman of the Board. In addition, CFK Partners, LLC also owns approximately 30% of the Company’s outstanding common stock.

      In January 2002, the Company sold the land and the office building which houses its corporate headquarters to CFK Partners, LLC for $4,200,000, consisting of $2,800,000 cash and a note receivable of

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

$1,400,000. The note accrues interest at 5% and contains provisions whereby CFK Partners, LLC can elect to extend the maturity date in one year increments through December 31, 2004. The note had an original maturity date of December 31, 2002. In early December 2002, the Company received notification from CFK Partners, LLC that it was exercising its right to extend the maturity date of the note for an additional one year period. For the nine-month period ended March 31, 2003, the Company has expended $275,000 for leasehold improvements on its corporate headquarters. This amount will be amortized over the office lease term.

      The Company and its Chairman (the “Members”) each own a 50% interest in MercMed, LLC (“MercMed”). MercMed was formed to own and operate a corporate aircraft. In early April 2002, the Members agreed to sell the aircraft. As part of this decision, the Members also agreed that the Company would fund the monthly partner contributions to allow MercMed to meet its monthly financial requirements as detailed in the Operating Agreement and that the Company would be reimbursed for the amount of contributions above its proportional share with the net proceeds, after repayment of the outstanding note, from the sale of the aircraft. From the period of April 1, 2002 through March 31, 2003 the Company has contributed $369,000 to MercMed to meet its financial obligations. These contributions will be reflected in the Company’s Capital Account and will be collected upon the sale of the aircraft. On March 27, 2003, MercMed secured new financing for the aircraft with a 15-year note with the effective interest rate being fixed for a 36-month period. At the end of the initial 36-month period until maturity, the interest rate will be reviewed and fixed at the then Federal Home Loan Bank’s regular three-year interest rate plus 275 basis points. Both the Company and its Chairman are guarantors of this note. As of March 31, 2003, the principal amount of the note outstanding was $703,000.

      The Company uses the services of the legal firm McBreen and Kopko (the “Firm”) for various general corporate legal matters. Mr. Frederick H. Kopko, Jr., a partner of the Firm, is a member of the Company’s Board of Directors and is a partner with CFK Partners, LLC. For the three and nine-month periods ended March 31, 2003, the Company paid the Firm $179,000 and $541,000, respectively, for legal services rendered.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations — Comparison of the Three and Nine Month Periods Ended March 31, 2003 and March 31, 2002.

      The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company’s four operating units, as well as selected other financial statement data.

	Nine Months Ended March 31,				Three Months Ended March 31,

	2003		2002		2003		2002

		% of		% of		% of		% of
		Total		Total		Total		Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

	($ in millions)
Revenues:
Fuel sales	$218.1	65.5%	$171.4	60.4%	$72.5	65.3%	$52.2	59.4%
FBOs	72.2	21.7	69.6	24.5	24.4	22.0	22.5	25.6
Cargo operations	24.8	7.5	21.1	7.4	8.4	7.6	6.4	7.3
Government contract services	18.5	5.5	21.7	7.7	6.0	5.4	6.8	7.7
Intercompany Eliminations(2)	(0.7)	(0.2)	—	—	(0.3)	(0.3)	—	—

Total Revenue	$332.9	100.0%	$283.8	100.0%	$111.0	100.0%	$87.9	100.0%

		% of		% of		% of		% of
		Unit		Unit		Unit		Unit
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Gross Margin(1):
Fuel sales	$4.7	2.2%	$5.2	3.0%	$1.7	2.3%	$1.8	3.5%
FBOs	8.8	12.2	10.4	15.3	2.9	11.7	3.2	14.2
Cargo operations	2.4	9.7	1.0	4.8	0.5	5.7	(0.2)	(2.4)
Government contract services	3.4	18.2	5.4	24.9	1.2	20.2	1.7	24.7

Total Gross Margin	$19.3	5.8%	$22.0	7.8%	$6.2	5.6%	$16.5	7.4%

		% of		% of		% of		% of
		Total		Total		Total		Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Selling, general and administrative	$8.2	2.5%	$7.8	2.8%	$2.7	2.5%	$3.0	3.4%
Provision for bad debts	1.2	0.4	1.2	0.4	0.4	0.4	0.5	0.5
Depreciation and amortization	6.1	1.8	7.0	2.5	2.0	1.8	2.3	2.7
Interest expense and other	5.2	1.5	4.3	1.5	2.5	2.2	1.3	1.5
Cost and expenses of stock offering			1.0	0.4
Write off of capitalized financing costs	1.8	0.5	—	—	0.0	0.0	—	—

Income (loss) before income taxes	(3.2)	(0.9)	0.7	0.2	(1.5)	(1.4)	(0.6)	(0.7)

Provision for income taxes	(1.2)	(0.4)	0.3	0.1	(0.6)	(0.5)	(0.2)	(0.3)

Income (loss) from continuing operations before tax	(1.9)	(0.6)	0.4	0.2	(0.9)	(0.9)	(0.4)	(0.4)
Loss from discontinued operations	—	—	(0.1)	(0.0)	—	—	—	—

Net (Loss) Income	$(1.9)	(0.6)%	$0.4	0.1%	$(0.9)	(0.9)%	$(0.4)	(0.4)%

(1)	Gross margin as used here and throughout Management’s Discussion excludes depreciation and amortization and selling, general and administrative expense.

(2)	Intercompany eliminations represent sales between the fuel sales division and the FBO division.

Three Months ended March 31, 2003 compared to the Three Months ended March 31, 2002

      Revenue in the third quarter of fiscal year 2003 was $111.0 million, representing an increase of 26.2% from the revenue reported for the third quarter of fiscal year 2002 of $87.9 million. The increase in revenue is primarily attributed to a combination of higher average sale prices for petroleum products in the current quarter and improved performance by the Company’s cargo operations. In addition, revenue in the amount of $2.0 million is reflected in the third quarter of fiscal year 2002 from the Company’s FBO in Bedford, Massachusetts (the “Bedford FBO”) which was sold in June 2002. The gross margin in the current quarter was $6.2 million, a decrease of $0.3 million or 4.6% from the gross margin of $6.5 million reported last year which included $0.6 million from the Company’s Bedford FBO. Excluding the Bedford FBO margin from last year’s results, gross margin increased $0.3 million or 4.6%. The increase in gross margin was primarily the result of improved margins at the Company’s FBO operations, higher margins in the Cargo operation, and offset by lower margins in the Government Contract Services business.

      Revenue from the Fuel Sales business represented 65.3% of total revenue in the current period as compared to 59.4% of revenue a year ago. Fuel Sales revenue totaled $72.5 million in the current period, an increase of 38.8% from the same period last year, on volume of 63.3 million gallons. This compares favorably to revenue during the third quarter of fiscal 2002 of $52.2 million on sales volume of 70.1 million gallons. The increase in sales revenue is attributed to higher average sales prices for petroleum products. The current quarter was negatively impacted by reduced volume resulting from the cessation of business by National Airlines, Inc. (“National”) effective November 6, 2002. Excluding the impact of National, third quarter 2002 sales were $41.8 million on a volume of 53.8 million gallons. Gross margin from fuel sales was $1.7 million in the current period, a decrease of 7.2% from last year’s gross margin of $1.8 million. The average sales price for fuel in the current period was 114.3 cents per gallon, an increase of 39.9 cents per gallon from the average price of 74.4 cents per gallon last year while the average cost of fuel rose 39.0 cents per gallon to 109.9 cents per gallon as compared to 70.9 cents per gallon last year. There were many factors that contributed to the sharp increase in the cost of fuel, including uncertainties associated with war with Iraq and the effect the war would have on oil supplies and the oil workers’ strike in Venezuela that temporarily halted oil production in that country leading to a temporary decline in oil supply to the United States. Since the end of the quarter, fuel costs have declined from the high point incurred during the most recent quarter as the war in Iraq winds down without resulting in an oil supply disruption and the oil worker’s strike in Venezuela has ended with that country’s oil production and exports returned to their more normal levels.

      National, a customer of the Company’s MercFuel, Inc. (“MercFuel”) subsidiary, ceased operations on November 6, 2002. The Company had been providing fuel to National since May 1999. In December 2000, National filed for Chapter 11 bankruptcy protection and the Company continued to sell fuel to National on a secured basis under the auspices of the bankruptcy court. Sales to National during the third quarter of fiscal year 2002 were $10.4 million or 19.9% of third quarter revenue for fiscal 2002.

      Revenue from the FBO business segment for the third quarter of fiscal year 2003 was $24.4 million on sales volume of 8.0 million gallons. This compares to revenue of $22.5 million on sales volume of 8.0 million gallons last year. Excluding the contribution of the Bedford FBO from last year’s results, revenue increased $3.9 million or 19.0% with a 10.5% increase in sales volume. The increase in revenue, after adjusting last year’s results to exclude the Bedford FBO, was primarily due to higher average sales price of aviation fuel. The FBO’s gross margin was $2.9 million in the current period as compared to $3.2 million last year, which included $0.6 million from the Bedford FBO. The gross margin adjusted for the effects of the Bedford FBO improved 8.7% from the prior year.

      The Cargo business segment had revenue of $8.4 million in the third quarter of fiscal year 2003, an increase of $2.0 million, or 31.2%, from last year’s revenue of $6.4 million. The increase in revenue is primarily attributed to higher import and export activity in the cargo handling operation. Gross margin from the Cargo business segment in the current period was $0.5 million, an increase of $0.7 million from last year’s results, primarily due to higher margins in the cargo handling operations partially offset by higher start-up expenses for the Mercury World Cargo operations.

      Revenue from the Government Contract Services segment was $6.0 million, a decrease of $0.8 million, or 11.7%, from last year’s third quarter revenue of $6.8 million. The decline in revenue is primarily due to the loss of two refueling contracts. Gross margin for the second quarter of fiscal year 2003 was $1.2 million, a decrease of $0.5 million from last year’s gross margin of $1.7 million. The decrease in gross margin is primarily attributed to reduced margin on the base operations services contracts.

      Selling, general and administrative expenses in the third quarter were $2.7 million a decrease of 9.4% from expenses of $3.0 million in 2002, due to impact of severance related expenses paid in the third quarter of fiscal 2002.

      Provision for bad debts of $0.4 million decreased slightly from the prior year’s provision of $0.5 million.

      Depreciation and amortization expense was $2.0 million in the current period as compared to $2.3 million last year. The reduction is primarily due to the sale of the Bedford FBO in June 2002. The current period reduction also reflects the non-amortization of goodwill for fiscal year 2003 which resulted in a $0.1 million decrease from the three months ended March 31, 2002.

      Interest expense and other in the current period was $2.5 million, an increase of $1.2 million or 93% from interest of $1.3 million in the third quarter of 2002. The increase is due primarily to the accrual of a premium relating to the subordinated note, which would be realized in the event the note is not prepaid in full prior to December 31, 2003.

      Income tax benefit approximated 39% of pre-tax loss for both periods reflecting the expected effective annual tax rate.

Nine Months ended March 31, 2003 compared to Nine Months ended March 31, 2002

      Revenue for the first nine months of fiscal year 2003 was $332.9 million, representing an increase of 17.3% from the revenue reported for the same period a year ago of $283.8 million. The increase in revenue is primarily attributed to higher average sale prices for petroleum products and due to the adverse effect last year of the tragic events of September 11, 2001. Gross margin in the current period was $19.3 million, a decrease of $2.7 million or 12.4% from the gross margin of $22.0 million reported last year. The decline in gross margin was primarily the result of the sale of the Bedford FBO in June 2002 and lower margins in the Government Contract Services business partially offset by higher margins in the Cargo operations.

      Revenue from the Fuel Sales business represented 65.5% of total revenue in the current period as compared to 60.4% of revenue a year ago. Fuel sales revenue totaled $218.1 million in the current period, an increase of 27.3% from the same period last year, on volume of 221.5 million gallons. This compares favorably to revenue during the first nine months of fiscal year 2002, of $171.4 million on a sales volume of 213.3 million gallons. The increase in sales revenue and volume is attributed to higher average sales prices for petroleum products during the current year and the adverse effect on last year’s sales volume due to September 11, 2001. Gross margin from fuel sales was $4.7 million in the current period, down 8.2% from last year’s gross margin of $5.2 million. The average sales price for fuel in the current period was 98.4 cents per gallon, an increase of 18.3 cents per gallon from the average price of 80.1 cents per gallon last year while the average cost of fuel rose 18.1 cents per gallon to 94.6 cents per gallon as compared to 76.5 cents per gallon last year. There were many factors that contributed to the sharp increase in the cost of fuel, including uncertainties associated with war with Iraq and the effect the war would have on oil supplies and the oil workers’ strike in Venezuela that temporarily halted oil production in that country leading to a temporary decline in oil supply to the United States. Since the end of the quarter, fuel costs have declined from the high point incurred during the most recent quarter as the war in Iraq winds down without resulting in an oil supply disruption and the oil worker’s strike in Venezuela has ended with that country’s oil production and exports

      National, a customer of the Company’s MercFuel, Inc. (“MercFuel”) subsidiary, ceased operations on November 6, 2002. The Company had been providing fuel to National since May 1999. In December 2000, National filed for Chapter 11 bankruptcy protection and the Company continued to sell fuel to National on a secured basis under the auspices of the bankruptcy court. Sales to National for the first nine months of fiscal year 2003 were $24.7 million on a volume of 29.0 million gallons as compared to $35.5 million on a volume of

49.9 million gallons for the first nine months of 2002. As a result of the secured nature of the transactions, the amount of loss on the cessation of business was negligible. Excluding the sales volume to National for both periods, the Fuels Sales business’s sales volume was 192.5 million gallons for the first nine months of fiscal year 2003 as compared to 163.4 million gallons for the same period last year.

      Revenue from the FBO business segment for the first nine months of fiscal year 2003 was $72.2 million on a sales volume of 25.0 million gallons. This compares to revenue of $69.6 million on a sales volume of 26.3 million gallons last year. Excluding the contribution of the Bedford FBO from last year’s results, revenue increased $7.9 million or 12.3% with essentially no change in sales volume. The increase in revenue, after adjusting last year’s results to exclude the Bedford FBO, was primarily due to higher average sales price of aviation fuel. The FBO’s gross margin was $8.8 million in the current period as compared to $10.4 million last year, which included $1.3 million from the Bedford FBO. Excluding the margin contribution from the Bedford FBO from last year’s results, gross margin for the FBO business segment decreased $0.3 million, or 3.4%, from last year primarily due to higher insurance costs.

      The Cargo business segment had revenue of $24.8 million during the first nine months of fiscal year 2003, an increase of $3.7 million, or 17.8%, from last year’s revenue of $21.1 million. The increase in revenue is primarily attributed to higher revenue in the cargo handling operation, which had increased handling volume due to the West Coast dockworkers’ strike and due to improved import/export activity. Gross margin from the Cargo business segment in the current period was $2.4 million, an increase of $1.4 million from last year’s results, primarily due to the subleasing of the Cargo business’s Atlanta warehouse facility to Lufthansa Handling starting in March 2002 and higher margins at its Los Angeles warehouse operations partially offset by higher start-up expenses for the Mercury World Cargo operations and lower margins in the Cargo Management operations.

      Revenue from the government contract services segment was $18.5 million, a decrease of $3.2 million, or 14.8%, from last year’s revenue of $21.7 million. The decline in revenue is primarily due to the loss of the Yokota, Japan contract, which expired in September 2001 and two refueling contracts. The Yokota contract provided $1.4 million, or 6.5%, of the government contract services segment revenue during the first nine months of fiscal year 2002. Gross margin for the first nine months of fiscal year 2003 was $3.4 million, a decrease of $2.0 million from last year’s gross margin of $5.4 million. The decrease in gross margin is primarily attributed to the loss of the Yokota, Japan contract, lower margin on the Kuwait Air Terminal contract and a reserve for a legal settlement of $0.3 million in fiscal year 2003.

      The Company’s selling, general and administrative expenses for the current period were $8.2 million, an increase of $0.4 from last year’s expense of $7.8 million. The increased expense was primarily due to expenses associated with the extension of certain stock options and the establishment of an environmental reserve of $0.3 million for a previously sold site.

      Provision for bad debts of $1.2 million is essentially unchanged from last year.

      Depreciation and amortization expense was $6.1 million in the current period as compared to $7.0 million last year. The reduction is primarily due to the sale of corporate headquarters in January 2002 and the sale of the Bedford FBO in June 2002. The current period also reflects the non-amortization of goodwill for fiscal year 2003 which resulted in a $0.3 million decrease in amortization from the prior year.

      Interest expense and other in the current period was $5.2 million, an increase of $0.9 million from last year’s interest expense of $4.3 million. The increase is due primarily to the accrual of a premium relating to the subordinated note, which would be realized in the event the note is not paid down prior to December 31, 2003.

      As a result of the restructuring of the Company’s long term debt in the current period, the Company wrote off capitalized financing costs of $1.7 million. This is comprised of the unamortized portion of the deferred debt issuance costs associated with the previous senior secured credit facility and the subordinated note at the time of early debt extinguishment and note amendment and expenses incurred associated with other refinancing options that were not completed.

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

Liquidity and Capital Resources:

      As of March 31, 2003, the Company’s cash and cash equivalents were $6.0 million, an increase of $0.4 million for the nine month period then ended. Cash generated from operating activities for the nine month period ended March 31, 2003 was $3.1 million comprised of cash generated of $8.4 million from earnings, adjusted for non-cash items, less $5.3 million for an increase in net working capital. The increase in working capital was primarily due to an increase in Mercfuel’s trade receivables from higher petroleum prices and a reduction in the current income tax liability.

      During the first nine months of fiscal year 2003, the Company used $1.0 million in investing activities. The company made additions of $3.9 million to property, plant and equipment primarily for hangar and tank farm projects for the fixed base operations. In addition, the Company used $1.0 million for the purchase of fuel sales contracts for the fuel sales division. These outlays were offset by a decrease in restricted cash of $3.8 million generated by the sale of the Bedford FBO and used to reduce long-term debt.

      The Company’s financing activities used $1.7 million in cash primarily due to a net draw down on the revolving credit facility. In addition the Company generated $0.3 million and $0.1 million from the issuance of preferred stock and exercise of stock options, respectively. The issuance of the preferred stock occurred after the Company was unable to draw-down on the previous revolving credit facility.

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

      The Facility provides a total of up to $42.5 million in revolving and term loans. The term loan is for an amount equal to $12.5 million, while the revolving loan is for an amount not to exceed 85% of Eligible Accounts Receivable (as defined in the loan agreement), subject to certain limitations. The term loan is payable in $1.0 million installments each April 1 and October 1, beginning April 1, 2003 and in $0.5 million installments each July 1 and December 31, until paid in full. Amounts repaid under the term loan increase the maximum availability under the revolving loan. The Facility also provides for the issuance of certain letters of credit. The terms of the Facility requires that the Company maintain a minimum availability on the revolving line of credit of $2.5 million. As of March 31, 2003, the Company had $3.8 million of availability on the revolving line of credit. The amount of available revolving credit line fluctuates on a daily basis dependent upon the amount of Eligible Receivables and the amount of letters of credit outstanding and the amount of outstanding cash borrowings against the revolving credit facility.

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

      The revised Whitney Note is in the form of a $24.0 million Senior Subordinated 12% Note (the “Note”) with detachable warrants to purchase 503,126 shares of the Company’s common stock exercisable at $3.742 per share through September 9, 2006. The warrant exercise price was reduced from $5.50 per share. The Note is secured by the Company’s assets, subordinate to Foothill’s interest. Warrants to purchase an additional 5%

of the Company’s common stock, exercisable for nominal consideration, will be issued if the principal amount of the Note is not prepaid by December 31, 2003. Warrants to purchase a second 5% of the Company’s common stock, exercisable for nominal consideration, along with an additional note in the original principal amount of $5,000,000, will also be issued if the outstanding principal amount of the Note is greater than $12,000,000 after December 31, 2003. In addition, beginning January 2004 and continuing through June 2004, the interest rate will increase by 1% per annum each month up to a maximum rate of 18%. The Company is currently assessing various options that will enable it to prepay the principal portion of the Note to avoid the necessity of having to issue the additional warrants and incur the additional note obligation. At such time when the Company determines that it is probable that the Note, or a portion of the Note, will be prepaid, the estimated amount of the prepayment may be classified as a current portion of long term debt on the Company’s balance sheet. Until the Company determines that it is not probable that the Note, or any portion of the Note, will be prepaid, the Company is accruing the additional cost of the new warrants and the additional note obligation over the remaining term of the Note. The Company is also required to prepay all outstanding principal of the Note and any additional note on December 31, 2004, but the failure by the Company to make such prepayment will not entitle the holder to accelerate the balance on the outstanding Note or outstanding additional note. The revised Whitney facility contains similar covenants as in the original Note, including covenants that, among other matters, limit senior indebtedness, the payment of dividends, and the disposition of assets. The revised covenants also include minimum EBITDA requirements and capital expenditure limitations.

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

      As of March 31, 2003, the Company was in compliance with all of the covenants contained in the Facility and the Note; however, based on managements’ judgement, the Company may exceed the Facility’s maximum capital expenditure covenant and the Note’s maximum professional fees covenant for the period ending June 30, 2003. The Company will be holding discussions with its Lenders to address these issues and attempt to obtain waivers for these financial covenants.

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

      The Company does not currently utilize material derivative financial instruments which expose the Company to significant market risk. However, the Company’s cash flow, earnings, and the fair value of its debt, may be adversely affected due to changes in interest rates with respect to its long-term debt. The table below presents principal cash flows and related weighted average interest rates of the Company’s long-term debt at March 31, 2003 by expected maturity dates. Weighted average variable rates are based on rates in effect at March 31, 2003. These rates should not be considered a predictor of actual future interest rates.

Expected Maturity Date

	June-03	June-04	June-05	June-06	June-07	Thereafter	Total	Fair Value

Fixed Rate Subordinated Note	0	0	0	$23,401,000	0	0	$23,401,000	$24,000,000
Average Interest Rate(3)	29.3%	29.3%	29.3%	29.3%	0	0	29.3%
Fixed Rate Other Debt	$122,000	$26,000	$26,000	$26,000	$26,000	$143,000	$369,000	$369,000
Average Interest Rate	8.50%	8.58%	9.14%	9.14%	9.14%	9.14%	8.80%
Variable Rate Tax Exempt Bonds(1)	$500,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$10,000,000	$14,500,000	$14,500,000
Average Interest Rate	1.61%	1.61%	1.61%	1.61%	1.61%	1.61%	1.61%
Variable Rate Other Debt(2)	$1,000,000	$3,000,000	$3,000,000	$3,000,000	$2,500,000	$3,336,000	$15,836,000	$15,836,000
Average Interest Rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

(1)	The interest rate is based upon a weekly remarketing of the bonds.

(2)	Consists of debt under which interest rates will fluctuate based upon changes in the prime rate or LIBOR.

(3)	The interest rate reflects an effective rate derived from the note’s stated rate of 12% and the amortization effect of stock warrants, loan premium and financing cost.

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

      In September 2001, the Company filed a motion for declaratory judgment to determine its liability as a result of a fuel spill on April 8, 2001 at the Ontario, CA. Airport. On November 30, 2001, the Company received notice of a counter-complaint filed by UPS against the Company and a third party seeking indemnification and reimbursement in the amount of $470,000 for the costs incurred as a result of the fuel spill. The parties have reached a tentative settlement through mediation. Trial has been continued until October 2003, pending the outcome of the proposed settlement.

      On May 1, 2002, Mercury received a Notice of Violation (“NOV”) for its Fort Wayne, Indiana facility alleging that Mercury’s Spill Prevention, Control and Countermeasure Plan (“SPCC”) did not meet certain federal regulatory guidelines. Specifically, the Environmental Protection Agency (“EPA”) alleged that Mercury’s SPCC failed to provide for proper parking, secondary containment, and proper drainage of its refueler trucks. Mercury entered into discussions with the EPA and responded to the NOV. On January 29, 2003, the EPA again notified the Company of some deficiencies in its latest SPCC and requested that Mercury submit a written response to its allegations within 30 days. On March 14, 2003, Mercury received a Notice of Violation from the United States Environmental Protection Agency, Region 5 (“EPA”) alleging certain deficiencies in the SPCC for its Fort Wayne, Indiana facility, submitted to EPA in November 2002. Mercury believes that it has resolved all deficiencies except for alleged deficiencies related to: 1) secondary containment for refueler trucks, and 2) secondary containment for discrete fuel loading areas. Pursuant to an agreement detailed in a letter submitted to EPA on April 16, 2003, Mercury has been permitted to suspend modifications to its SPCC regarding the installation of secondary containment for its refueler trucks, pending resolution of federal regulatory issues associated with secondary containment for such trucks. EPA has also extended national compliance with regulations related to discrete loading areas until August 17, 2004.

      On October 31, 2002 a complaint was filed before the National Labor Relations Board Region 12 on behalf of the Transport Workers Union of America, Local 525, AFL-CIO alleging that Maytag Aircraft Corporation has been engaging in unfair labor practices as set forth in the National Labor Relations Act at its Patrick Air Force Base location. On April 11, 2003, a settlement agreement was fully executed. The Company agreed to pay approximately $170,000 plus applicable payroll taxes.

      On November 18, 2002, Investorwatch LLC filed an action in the Superior Court of the State of California for the County of Los Angeles, Central District alleging derivative and direct claims against Mercury and certain of its affiliates based upon alleged wrongful conduct in connection with certain transactions entered into by Mercury, including certain related party transactions, which transactions were previously disclosed by Mercury. On February 18, 2003, the plaintiff filed a dismissal without prejudice with the court.

      On November 27, 2002, Andrew J. Chitiea filed a shareholder verified derivative complaint in the Superior Court of the State of California, County of San Diego, North County Division alleging that certain directors of the Company breached their fiduciary duty to the Company. On February 13, 2003, the plaintiff files a dismissal without prejudice with the court to dismiss the complaint and the entire action of all parties and causes of action.

      On February 26, 2003, Robert Bosch, filed an action in the United States District Court, Eastern District of New York against Excel Cargo, Inc. and others, seeking $1.5 million in damages for damaged cargo. The

Company is in the process of responding to the complaint. Mercury does not believe the outcome of this claim will have a significant impact on its financial position or operating results.

      On April 16,2003, the Plan Committee of Shuttle America Corp filed a Adversary Proceeding in the United States Bankruptcy Court, District of Connecticut alleging preferential transfers in the amount of $995,000. The Company believes that it has significant defenses in this matter. The Company’s answer is due on May 16, 2003. Mercury does not believe this matter will have a significant impact on its financial position or operating results.

      The Company is also a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a significant effect on its financial position or operating results. Reference is made to the SEC Form 10-Q for the quarterly period ended December 31, 2002 for additional litigation with respect to which no material developments have occurred in the current quarter.

Item 2.	Change in Securities

      None

Item 3.	Default Upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      None

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits.

Exhibit
No.	Description

2.1	Agreement and Plan of Merger adopted January 9, 2001.(17)
2.2	Certificate of Merger.(17)
3.1	Certificate of Incorporation.(17)
3.2	Amended and Restated Bylaws of Mercury Air Group, Inc. adopted December 7, 2002.(25)
4.1	Loan Agreement between California Economic Development Financing Authority and Mercury Air Group, Inc. relating to $19,000,000 California Economic Development Financing Authority Variable Rate Demand Airport Facilities Revenue Bonds, Series 1998(Mercury Air Group, Inc. Project) dated as of April 1, 1998.(2)
4.2	Securities Purchase Agreement dated September 10, 1999 by and among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(12)
4.3	Amendment No. 1 dated as of September 30, 2000 by and between J.H. Whitney Mezzanine, L.P. and Mercury Air Group, Inc. to the Securities Agreement.(16)
4.4	Waiver and Consent Agreement dated as of December 29, 2000 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(17)
4.5	Waiver and Consent Agreement dated as of July 2, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(18)
4.6	Waiver Agreement dated as of September 25, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(18)

Exhibit
No.	Description

4.7	Amendment No. 2 dated as of September 30, 2001 by and between J.H. Whitney Mezzanine Fund, L.P. and Mercury Air Group, Inc. to the Securities Purchase Agreement.(19)
4.8	Waiver Agreement dated as of November 26, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine, L.P.(21)
4.9	Waiver Agreement dated as of December 21, 2001 among Mercury Air Group, inc. and J.H. Whitney Mezzanine, L.P.(21)
4.10	Waiver Agreement dated as of June 26, 2002 among Mercury Air Group, inc. and J.H. Whitney Mezzanine, L.P.(24)
4.11	Amendment No. 3 to Securities Purchase Agreement by and between Mercury Air Group, Inc., and J. H. Whitney Mezzanine Fund, L.P. dated as of December 30, 2002.(26)
4.12	Amended and Restated J.H. Whitney Mezzanine Fund, L.P. Warrant dated September 10, 1999(26)
4.13	Amended and Restated J. H. Whitney Mezzanine Fund, L.P. Senior Subordinated Promissory Note dated September 10, 1999(26)
4.14	Security Agreement by and between Mercury Air Group, Inc. and each of its Subsidiaries hereto as Obligors and J.H. Whitney Mezzanine Fund, L.P. as the Lenders, dated as of December 30, 2002.(26)
4.15	Subordination Agreement among J.H. Whitney Mezzanine Fund, L.P. Foothill Capital Corporation, as Agent and Mercury Air Group, Inc. and Certain of its subsidiaries signatory thereto, dated as of December 30, 2002(26)
4.16	Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain subsidiaries signatory thereto, dated as of December 30, 2002.(26)
4.17	First Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its Subsidiaries, dated March 12, 2003.
10.1	Company’s 1990 Long-Term Incentive Plan.(4)*
10.2	Company’s 1990 Directors Stock Option Plan.(1)*
10.3	Lease for 6851 West Imperial Highway, Los Angeles, California.(3)
10.4	Memorandum Dated September 15, 1997 regarding Summary of Officer Life Insurance Policies with Benefits Payable to Officers or Their Designated Beneficiaries.(8)*
10.5	Non-Qualified Stock Option Agreement dated March 21, 1996, by and between Frederick H. Kopko and Mercury Air Group, Inc.(6)*
10.6	Company’s 1998 Long-Term Incentive Plan.(10)*
10.7	Company’s 1998 Directors Stock Option Plan.(10)*
10.8	Revolving Credit and Term Loan Agreement dated as of March 2, 1999 by and among Mercury Air Group, Inc., The Banks listed on Schedule 1 thereto, and The Fleet National Bank f/k/a BankBoston, N.A., as Agent.(11)
10.9	First Amendment to Revolving Credit and Term Loan Agreement dated as of September 10, 1999.(14)
10.10	Second Amendment to Revolving Credit and Term Loan Agreement dated as of March 31, 2000.(14)
10.11	Third Amendment, Waiver and Consent to Revolving Credit and Term Loan Agreement dated as of August 11, 2000.(14)
10.12	The Company’s 401(k) Plan consisting of CNA Trust Corporation. Regional Prototype Defined Contribution Plan and Trust and Adoption Agreement.(14)*
10.13	Employment Agreement dated July 31, 2000 between the Company and Dr. Philip J. Fagan.(15)*

Exhibit
No.	Description

10.14	Fourth Amendment to Revolving Credit and Term Loan Agreement dated as of November 14, 2000.(16)
10.15	Amendment No. 1 to Mercury Air Group, Inc. 1998 Long-Term Incentive Option Plan as of August 22, 2000.(16)*
10.16	Amendment No. 1 to Mercury Air Group, Inc. 1998 Directors Stock Option Plan as of August 22, 2000.(16)*
10.17	Limited Waiver letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 21, 2001.(18)
10.18	Fifth Amendment to Revolving Credit and Term loan Agreement dated as of September 21, 2001.(18)
10.19	Limited Consent letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 30, 2001.(19)
10.20	2001 Mercury Air Group, Inc. Stock Incentive Plan.(20)
10.21	Limited waiver and Consent to Revolving Credit and Term Loan Agreement dated as of December 31, 2001.(21)
10.22	2002 Management Stock Purchase Plan.(22)
10.23	Amended and Restated Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Joseph A. Czyzyk.(22)*
10.24	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Wayne J. Lovett(22)*
10.25	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and John Enticknap(22)*
10.26	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Mark Coleman(22)*
10.27	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Steven S. Antonoff(22)*
10.28	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Robert Schlax(22)*
10.29	Limited waiver and Consent to Revolving Credit and Term Loan Agreement dated as of June 27, 2002.(24)
10.30	Sale-Leaseback agreement made by and between CFK Realty Partners, LLC and Mercury air Group, Inc. dated December 15, 2001.(24)
10.31	Amendment to Sale-Leaseback agreement made by and between CFK Realty Partners, LLC and Mercury Air Group, Inc.(24)
10.32	Promissory Note by CFK Partners, LLC in favor of Mercury Air Group, Inc.(24)
10.33	Limited Waiver and Consent to Revolving Credit and Term Loan Agreement dated as June 27, 2002.(24)
10.34	Amendment to No. 1 made to Amended and Restated Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Joseph A. Czyzyk.*(24)
99.1	Partnership Agreement dated as of July 27, 2000 of CFK Partners by and among Philip J. Fagan, M.D., Frederick H. Kopko, Jr. and Joseph A. Czyzyk.(13)
99.2	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley

*	Denotes managements contract or compensation plan or arrangement.

(1)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 10, 1993 Annual Meeting of Shareholders and is incorporated herein by reference.

(2)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and are incorporated herein by reference.

(3)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-39044 on Form S-2 and are incorporated herein by reference.

(4)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 2, 1992 Annual Meeting of Shareholders.

(5)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-65085on Form S-1 and are incorporated herein by reference.

(6)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and are incorporated herein by reference.

(7)	All such documents were previously filed as Exhibits to the Company’s Report on Form 8-K filed September 13, 1996 and are incorporated herein by reference.

(8)	Such document was previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997 and is incorporated herein by reference.

(9)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and is incorporated herein by reference.

(10)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 3, 1998 Annual Meeting of Shareholders and incorporated herein by reference.

(11)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

(12)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 and is incorporated herein by reference.

(13)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on August 11, 2000 and is incorporated herein by reference.

(14)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and is incorporated herein by reference.

(15)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(16)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference.

(17)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(18)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and is incorporated herein by reference.

(19)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(20)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the November 7, 2001 Annual Meeting of Shareholders and incorporated herein by reference.

(21)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.

(22)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on June 5, 2002 and is incorporated herein by reference.

(23)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on July 11, 2002 and is incorporated herein by reference.

(24)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and is incorporated herein by reference.

(25)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on December 7,2002 and is incorporated herein by reference.

(26)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on December 30, 2002 and is incorporated herein by reference.

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

Date: May 13, 2003

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

Date: May 13, 2003

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

Date: May 13, 2003