Form 10-K
period 2003-06-30
MERCURY AIR GROUP INC
filed 2003-12-31
CIK 52532

UNITED STATES OF AMERICA SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-71341

Mercury Air Group, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-1800515
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5456 McConnell Avenue Los Angeles, California (Address of Principal Executive Offices)	90066 (Zip Code)

Registrant’s Telephone Number, Including Area Code:

(310) 827-2737

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock — Par Value $.01	American Stock Exchange
Pacific Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☐          No ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).     Yes ☐          No ☑

     As of December 5, 2003, 3,298,418 shares of the Registrant’s Common Stock were outstanding. Of these shares, 968,974 shares were held by persons who may be deemed to be affiliates. The 2,329,444 shares held by non-affiliates as of December 5, 2003 had an aggregate market value (based on the closing price of these shares on the American Stock Exchange of $7.34 per share on December 31, 2002) of $17,098,119. As of December 5, 2003, there were no non-voting shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement which is to be distributed in connection with the Annual Meeting of Stockholders scheduled to be held in February 2004 are incorporated by reference into Part III of this Form 10-K.

(The Exhibit Index May Be Found at Page 36)

PART I

Item 1.	Business

      Mercury Air Group, Inc., a Delaware Corporation, was organized in 1956 as a New York Corporation and provides a broad range of services to the aviation industry through four principal operating units: Mercury Air Centers, Inc. (“Air Centers”), a California Corporation, Mercury Air Cargo, Inc. (“Air Cargo”), a California Corporation, MercFuel, Inc. (“MercFuel”), a Delaware Corporation and Maytag Aircraft Corporation (“Maytag” or “Government Contract Services”), a Colorado Corporation, a provider of government contract services. The Air Centers operations consist of aviation fuel sales, commercial aircraft refueling operations (“into-plane”), aircraft ground support services, aircraft hangar services, aircraft parking (“aircraft tie-down services”) and aircraft maintenance at certain Air Center locations, known as fixed base operations (“FBO’s”) for commercial, private, general aviation and United States Government aircraft (collectively “FBO services”). Air Cargo’s operations consist of cargo handling, the sale of cargo capacity on other airlines (“Cargo Space Logistics”), and general cargo sales agent services. MercFuel’s operations consist of the sale and delivery of fuel, primarily aviation fuel, to domestic and international commercial airlines, corporate aviation and air freight airlines. Maytag’s government contract services consist of the following services primarily for agencies of the United States Government: aircraft refueling and fuel storage operations, base operations support (“BOS”) services, air terminal and ground handling services and weather observation and forecasting services. The Company also had a fifth operating unit, RPA Automation Services, Inc. (“RPA”) which was sold on July 3, 2001 and is reflected as a discontinued operation in the consolidated statements of operations.

      On October 28, 2003, the Company announced that it had entered into a definitive agreement, subject to the Company’s stockholders’ approval, completion of due diligence, and regulatory agencies’ approvals and consents, to sell 100% of the outstanding common stock of Air Centers to Allied Capital Corporation (“Allied”) for $70 million, subject to adjustments. In accordance with the terms of the definitive agreement, as amended, closing of the transaction is to occur on January 16, 2004 but the closing date can be extended, at Allied’s discretion, to April 16, 2004. The Company expects closing to occur in the Company’s third quarter of fiscal 2004. For more information on this pending transaction, refer to the Narrative Description of the Business for Air Centers.

      As used in this Annual Report, the term “Company” or “Mercury” refers to Mercury Air Group, Inc. and, unless the context otherwise requires, its subsidiaries. The Company’s principal executive offices are located at 5456 McConnell Avenue, Los Angeles, California, 90066 and its telephone number is (310) 827-2737.

Restatement

      This filing includes a restatement of the Company’s fiscal 2002 and 2001 financial statements, each of the first three quarters of fiscal 2003 financial information and the corresponding “Management’s Discussion and Analysis” related to the following items: (1) To record as of June 30, 2002 an accrual of $459,000 (representing increased rent expense of $789,000 net of retroactive recoverable sublease rental income of $330,000) for a rent increase related to one of Air Cargo’s warehouse facilities at Los Angeles International Airport which is retroactive to June 18, 2001. The Company had previously recognized no accrual for this retroactive rent increase in its fiscal 2002 financial statements, as the Company was disputing the amount of the increase; however, the Company subsequently determined that it had received information regarding the proposed rent increase prior to the issuance of its fiscal 2002 financial statements which provided substantial evidence that an obligation existed at the balance sheet date and that the amount of the liability could be reasonably estimated; (2) To record additional compensation expense of $430,000 during the fourth quarter of fiscal 2002 in connection with the 2002 Management Stock Purchase Plan, pursuant to which the Company had loaned certain officers in May 2002 a total of $3.9 million to purchase shares of the Company’s stock from CFK Partners (which is owned by three of the Company’s directors) at $15.00 per share, as adjusted for the one-for-two reverse stock split effective June 18, 2003. The trading price of the shares at this time was $9.80 per share. A full recourse loan was made to the Company’s Chief Executive Officer (“CEO”) in the amount of $2.9 million, and non-recourse loans totaling $1 million were made to the other executives (“Other Executives”). The Company originally recorded a compensation charge of $356,000 in connection with this transaction to write down the non-recourse loans based on the difference between the purchase price paid by the Other Executives for the shares and the market value of such shares at that time. The Company has determined that it was proper to record the compensation expense of $356,000 to reflect the benefit received by CFK Partners represented by the purchase price paid by the Other Executives in excess of the market value of such shares at that time; however, the non-recourse loans should not have been written-down, but rather additional paid-in capital should have been credited for $356,000. In addition, the Company determined that it should have recorded additional compensation expense of $436,000 related to the recourse loan and the shares purchased by the CEO to also reflect the benefit received by CFK Partners represented by the purchase price paid by the CEO for his shares in excess of the market value of such shares at that time. The benefit attributed to the CEO’s interest in CFK Partners has been deducted in determining the compensation expense related to these loans. Accordingly, the fiscal 2002 financial statements have been restated to record in the fourth quarter of fiscal 2002 the reversal of the write-down of the non-recourse loans and a credit to additional paid-in capital for $356,000, and to record additional compensation expense of $436,000. The non-recourse loans are being accounted for as a variable stock plan pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and the recourse loan is being accounted for as a fixed stock plan; (3) To reverse the sale-leaseback accounting associated with the sale of a building housing the Company’s corporate headquarters and accounting for this transaction as a financing effective January 2002. The Company sold the corporate headquarters to CFK Realty Partners, LLC (“CFK Realty”), a wholly owned subsidiary of CFK Partners, and concurrently entered into a ten-year lease of the property. However, the Company has determined that CFK Realty was not sufficiently capitalized to permit sale-leaseback accounting and the non-consolidation of CFK Realty. Accordingly, the fiscal 2002 financial statements have been restated to fully consolidate CFK Realty effective in the third quarter of fiscal 2002, resulting in land and building totaling $1.8 million, net of accumulated depreciation, being reinstated on the books of the Company, recording of debt related to a loan of $3.2 million incurred by CFK Realty to finance the acquisition, reversal of a deferred gain of $2.1 million recorded by the Company at the time of the transaction, and the reversal of rent expense and the recording of depreciation resulting in additional pre-tax expense of $23,000 for the third and fourth quarters of fiscal 2002 combined; and (4) to adjust opening retained earnings by $363,000 to correct for income tax adjustments that should have been recorded in years prior to 2001.

      The fiscal 2002 restatement resulted in a reduction in previously recorded net income of $516,000. The restatement for fiscal 2002 reduced previously reported basic and diluted net income per share by $0.15 and $0.16, respectively. The Company’s fiscal 2002 and 2001 financial statements, previously audited by other independent auditors, were re-audited by PricewaterhouseCoopers LLP.

Narrative Description of the Business

Air Centers

      Mercury currently provides Fixed Base Operations (“FBO”) services at 19 airports throughout the United States through its wholly owned subsidiary, Mercury Air Centers, Inc. At each FBO location, Air Centers: 1) conducts retail aviation fuel sales and aircraft refueling operations which service principally corporate, private and fractional ownership aircraft and to some extent refueling operations to commercial aircraft, 2) provides aircraft hangar rental, except at William B. Hartsfield International Airport in Atlanta (“Hartsfield Airport”) and Los Angeles International Airport (“LAX”), and aircraft tie-down services, and 3) at a few FBO sites, provides aircraft maintenance. At each FBO site, except at LAX and Long Beach International Airport, the Company maintains administrative offices and provides rental office space for its customers. Air Centers owns and leases refueling vehicles and maintains fuel storage tanks as required to support the fuels sales and into-plane fueling operations. During the fiscal year ended June 30, 2003, the Company sold 34 million gallons through its aviation fuel sales operations. Air Centers’ revenue for the year ended June 30, 2003 increased 1.9% from the 2002 fiscal year to $96.2 million, representing 22.4% of the Company’s total revenue for the year. Air Centers’ properties and facilities are leased from the respective airport authorities.

      In June 2002, the Company sold its Air Centers’ FBO at Bedford, Massachusetts to Signature Flight Support Corp. for $15.5 million, resulting in a pre-tax gain of $8.9 million. During the fiscal year ended June 30, 2002, the Bedford FBO had retail aviation fuel sales volume of 2.9 million gallons, or 8.2% of Air Centers’ retail sales volume for fiscal 2002. The net proceeds from this sale were used to reduce the outstanding principal of long-term debt.

      The Company’s Air Centers have grown through a combination of organic growth by facility enhancements and expansion and through the strategic acquisition of additional operating locations. In fiscal 2001, the Company acquired the leasehold interest and other assets of an FBO in Birmingham, Alabama at a cost of approximately $6.6 million, which was funded through the Company’s then existing senior credit facility. Also, the Company acquired the leasehold interest and other assets of an FBO located in Tulsa, Oklahoma for $6.2 million which was also funded through the Company’s then existing senior debt facility. In fiscal 2000, the Company acquired FBO operations located in Fort Wayne, Indiana, and in South Carolina at the Charleston International Airport and the John’s Island Executive Airport.

      In its continuing effort to expand and improve the quality of service provided through its Air Centers’ network, the Company is currently: 1) constructing a new hangar at its Charleston, South Carolina FBO; 2) finalizing plans to relocate and upgrade its FBO facilities at Los Angeles International Airport; 3) developing plans to upgrade and expand its FBO operations in Santa Barbara, California; 4) converting an existing hangar at the Ontario International Airport to better accommodate private corporate aircraft; and 5) effective August 1, 2003 has started providing fueling services at Long Beach International Airport and is developing plans to expand this operation into a full service FBO with a financial partner.

      On October 28, 2003, the Company announced that it had entered into a definitive agreement, subject to the Company’s stockholders’ approval, completion of due diligence and regulatory agencies’ approvals and consents, to sell 100% of the outstanding common stock of Air Centers to Allied for $70 million (the “FBO Sale”). The actual cash proceeds to be received by the Company is subject to the establishment of an escrow account of $8.3 million associated with the month-to-month lease terms of the Air Centers’ FBO located at the Hartsfield Airport, reimbursement for certain FBO capital investments made by the Company, minimum Air Center working capital at closing and other customary terms and conditions. In accordance with the terms of the definitive agreement, as amended, the FBO Sale is to close on January 16, 2004 but the closing date can be extended, at Allied’s discretion, to April 16, 2004. The Company expects the FBO Sale to close in the Company’s third quarter of fiscal 2004.

Air Cargo Operations

      The Company’s Air Cargo operations are conducted through its wholly-owned subsidiary, Mercury Air Cargo, Inc. which provides the following services: cargo handling, cargo space logistics services, and general cargo sales agent services. As operations in fiscal 2002 were adversely impacted by the tragic events of September 11, 2001 and the general decline in worldwide economic conditions, Air Cargo revenue for the fiscal year ended June 30, 2003 increased 16.2% from the 2002 fiscal year to $32.7 million, representing 7.6% of the Company’s total revenue for the year. The revenue improvement was largely due to increased volume, partially offset by downward price pressures on the services Air Cargo provides. Volumes were also favorably impacted by a west coast dock strike during the Company’s second quarter of fiscal 2003 that resulted in the increased use of air cargo due to the closure of ocean ports. These factors resulted in an increase in Air Cargo gross margin in 2003 to $2.6 million, an increase of $1.7 million from fiscal 2002.

Cargo Handling

      Air Cargo provides domestic and international air cargo handling, air mail handling and bonded warehousing (collectively “Cargo Handling”). Air Cargo handles cargo at Los Angeles International Airport (LAX), William B. Hartsfield International Airport (ATL — Atlanta, GA), Dorval International Airport (YUL — Montreal, Canada), Mirabel International Airport (YMX — Montreal, Canada) and Lester B. Pearson International Airport (YYZ — Toronto, Canada). Since February 2001, operations at ATL have been handled by Lufthansa Handling under the terms of a ten-year sub-lease of a 104,646 square foot warehouse and operations area. Air Cargo continues to provide cargo handling at ATL utilizing Lufthansa Handling as a sub-contract service provider for the operations. In fiscal 2003, the Cargo Handling operations comprised 78% of Air Cargo’s revenue.

      Air Cargo provides cargo handling services at four warehouse locations at LAX making Air Cargo the largest independent cargo handling company at LAX and one of a small number of non-airline air cargo service providers of contractual cargo containerization and palletization for domestic and international airlines as well as cargo airlines at the airport. The largest of Air Cargo’s warehouses at LAX is a 174,000 square foot warehouse (the “Avion Warehouse”) at which the Company completed an extensive renovation of a previously existing airport facility and commenced operations in April 1998. The lease for this warehouse facility is currently scheduled to expire in 2006.

      In April 2002, the Company received a notice from Los Angeles World Airports (“LAWA”) of a proposed rent increase for the Avion Warehouse retroactive to June 18, 2001. In response to this notice, the Company submitted protests to the LAWA Staff and Board of Commissioners regarding the proposed increase on the basis that: 1) the Company had made a substantial investment in the warehouse facility and the proposed rental increase would greatly reduce the Company’s ability to achieve an acceptable rate of return on the Company’s investment to date; 2) if any increase is to be made, it should be determined based on the Company being the developer of the facility and not strictly a tenant; and 3) that the amount of the proposed increase is not justified given the general business environment of the air cargo handling operations. In response to the Company’s protests to the proposed increase, in September 2002 the Company received a revised notice from LAWA of a reduced proposal for a rental increase for the Avion Warehouse. The LAWA Staff intend to present their recommended rental increase to the LAWA Board of Commissioners for approval in late January 2004. From June 18, 2001 through June 30, 2003, the accumulated amount of the retroactive rent increase is $1,579,000 which will be partially offset by recoverable retroactive sublease rental income of $661,000. The LAWA Staff has indicated that the retroactive portion of the rent increase would be payable by the Company in equal month installments over the remaining term of the lease agreement, which is scheduled to expire in June 2006. The proposed monthly rent, on a go-forward basis, would increase by $64,600, or 35%, from the existing monthly rent. The Company has accrued $459,000 for the retroactive rent adjustment, which is net of increased recoverable retroactive sublease rental income, as of June 30, 2002 and has accrued an additional $114,750 on a quarterly basis in fiscal 2003, resulting in a total accrual of $918,000 as of June 30, 2003. As discussed in Item 1. Business under Restatement and Note 1 to the consolidated financial statements, the fiscal 2002 financial statements and each of the first three quarters of fiscal 2003 were restated related to this retroactive rent increase.

      Air Cargo competes in the cargo handling business based on the quality and timeliness of the service it provides along with a competitive pricing structure. Long-term growth in Air Cargo’s handling business will be realized by continuing to add new customers to its existing cargo handling locations or by increased volume from its existing customer base.

Space Logistics Operations

      Air Cargo brokers cargo space on flights within the United States and on international flights to Europe, Asia, the Middle East, Australia, Mexico and Central and South America. Space logistics involves the contracting for bulk cargo space on airlines and selling that space to customers with shipping needs. Air Cargo has an established network of shipping agents who assist in obtaining cargo for shipment on space purchased from various airlines, and who facilitate the delivery and collection of freight charges for cargo shipped by Air Cargo. In fiscal 2003, the space logistics revenue comprised 8% of Air Cargo’s revenue.

      Air Cargo’s contract with South African Airways (“SAA”) to utilize all of SAA’s cargo capacity on its passenger flights from the United States to South Africa was automatically extended for another year beginning in April 2003. Air Cargo’s one-year commitment for these routes is approximately $4.6 million. This contract allows Air Cargo to effectively arrange and schedule cargo shipments and optimize the return to SAA and to its freight forwarders while providing a reasonable margin to Air Cargo.

      Unlike a cargo airline which operates its own aircraft, Air Cargo’s space logistics business arranges for the purchase of cargo space on scheduled flights or supplemental flights at negotiated rates. Air Cargo is thereby able to profit from the sale of air cargo space worldwide without the overhead cost of owning and operating an aircraft. In some instances, Air Cargo has entered into fixed minimum commitments for cargo space resulting in exclusive or preferred rights to broker desirable cargo space profitably. Due to the large volume of cargo space contracted, Air Cargo is able to secure air cargo space at rates lower than an individual freight forwarder could arrange. Air Cargo is then able to pass on these lower rates to its customers and still realize a profit.

General Sales Agent Services

      Air Cargo also serves as a general sales agent (“GSA”) directly through its subsidiaries, Hermes Aviation, Inc., Hermes Aviaciaon de Mexico, S.A. de C.V., and Aero Freightways, Inc. of Canada for airlines in the Far East, Canada, Mexico, Central and South America and in the United States. In this capacity, Air Cargo sells the transportation of cargo on its client’s airline flights, using our clients’ own airway bills. Air Cargo earns a commission from the airlines for selling their cargo space. In fiscal 2003, the GSA business revenue comprised 9% of Air Cargo’s total revenue. As with its space logistics business, the growth for Air Cargo’s GSA business is not constricted by requirements for physical facilities or by large capital commitments.

Mercury World Cargo

      Using its Part 135 cargo airline certificate, which qualifies Mercury World Cargo (“MWC”) as an airline certified to transport cargo in accordance with Federal Aviation Administration and the Department of Transportation regulations, MWC is able to enter into interline agreements (contracts between carriers for transportation of cargo) with other airlines worldwide. MWC operates a small plane under this certificate. Using the MWC airway bill (an airway bill is a bill of lading for the airline industry) as the cargo transportation document and the other airlines’ air cargo capacity, MWC is able to provide a service for both freight forwarders and airlines. Effectively, MWC provides a secondary brand to airlines that prefer not to utilize their own brand for discounted freight. During its first full year of operations, MWC had revenues of approximately $1 million. Revenue in fiscal 2004 is expected to increase as MWC realizes the full year benefit of agreements signed in fiscal 2003.

MercFuel

      The Company’s fuel sales operations, except for aviation fuel sales through the Company’s Air Centers’ business unit, are handled through MercFuel, Inc., a wholly owned subsidiary of the Company. The Company transferred all of its assets and business activities associated with its fuel sales operations to MercFuel in October 2000. MercFuel facilitates the management and distribution of aviation fuel serving as a reseller of aviation fuel for major oil companies, affording the oil companies indirect access to certain customers without the credit risk or administrative costs associated with the management of these customer accounts. MercFuel competes based on the quality of its services by offering a combination of reliable and timely supply, competitive pricing and credit terms, and a real time analysis of the availability, quantity and pricing of fuel in airports and terminals throughout the world. Mercfuel works through third party suppliers for fuel storage and into-plane delivery.

      MercFuel’s sales activities continue to provide a major revenue source for the Company, representing 65.3% of the Company’s total revenue for the fiscal year ended June 30, 2003, an increase from 60.7% of the Company’s total revenue in fiscal 2002. Sales volume in fiscal 2003 was 286.9 million gallons, basically unchanged from last year despite the loss of National Airlines Inc. (“National”) as a customer in November 2002 due to National’s cessation of operations.

	Year Ended June 30,

	2003	2002	2001	2000

	(In millions)
Fuel Revenue	$280.1	$232.6	$318.8	$202.8
Gallons Sold	286.9	287.7	309.4	232.0

      MercFuel is able to leverage its scale of operations to obtain credit terms and competitive pricing from its suppliers that may not be afforded to MercFuel’s customers on an individual basis. Many of the major oil companies that provide fuel supply to MercFuel have limited infrastructure to support the small to medium sized and foreign carriers that comprise a large portion of MercFuel’s customer base. This arrangement allows MercFuel to offer more competitive pricing and credit terms to its customers than they would commercially be able to obtain directly from the major oil companies. With over 24 years of service in the aviation fuel reselling and distribution industry, MercFuel has established itself as a reliable and price competitive reseller which has resulted in the establishment of significant contracts with smaller and medium sized commercial carriers and business fleet managers. MercFuel’s resale service provides an established distribution network for oil companies worldwide and through MercFuel provides them access to certain markets and customers which they do not directly serve. In addition, MercFuel provides the administrative support required in serving this customer base which would otherwise be required by the major oil companies and assumes the credit risk of supplying this customer base. MercFuel’s experience in the aviation fuel reselling industry allows it to assess those risks in a more effective and efficient manner. For more information on MercFuel’s customers, please refer to the section titled “Major Customers and Foreign Customers” included in this Annual Report on Form 10-K.

      In many cases, the small to medium sized commercial carriers and business fleet managers are subject to securing aviation fuel supply on the spot market, which can vary significantly on a day-to-day basis. MercFuel provides a 24-hour, 7 days a week single source coordinated distribution system on a national and international basis through its network of over 400 third party supply locations nationally and 1,000 international locations through which customers can purchase fuel. As a result of this integrated network, MercFuel is able to provide its customers with reliable and competitive fuel pricing from airport to airport enabling its customers to reduce their exposure to the volatile spot market.

      Through its automated on-line system, MercFuel provides its customers with online pricing, fuel location and ordering information. Accordingly, MercFuel is able to streamline its customers’ fuel purchase process and reduce their administrative costs associated with fuel logistics by providing a single source through which fuel procurement can be arranged and automatically released to the business jet customer.

      MercFuel’s continued success in attracting and retaining its customer base is due, in part, to its willingness to extend credit on an unsecured basis to many of its customers. Otherwise, these customers would be required to prepay, post letters of credit with their suppliers, or pay on shorter credit terms. MercFuel recognizes that active oversight and management of credit risk is essential to the Company’s success. The Company’s executive staff and MercFuel management meet regularly to assess and evaluate MercFuel’s credit exposure, in the aggregate and by individual customer. The Company’s credit committee is responsible for approving credit lines above certain pre-established amounts, and for setting and maintaining credit standards to ensure overall credit quality and optimize its credit portfolio.

      MercFuel purchases aviation and other fuel at prices that are generally tied to market based formulas from several major oil companies and certain independent and state owned oil companies to meet the expected requirements of its customers. From time-to-time, MercFuel will commit to purchase a fixed volume of fuel, at a fixed price, over an established period of time to meet selected customers’ purchase requirements at set locations. MercFuel’s payment terms generally range from 10 to 20 days, except for bulk purchases which are generally payable in shorter periods. MercFuel has agreements with certain suppliers under which MercFuel purchases a minimum amount of fuel each month at prices which approximate the market price. MercFuel also makes occasional spot purchases of fuel to take advantage of market differentials. To ensure supply availability, MercFuel maintains limited inventories at various locations. The amount of inventory held at any particular point in time varies depending on market conditions.

      Outside of the United States, MercFuel does not maintain fuel inventory, but arranges to have fuel delivered directly to its customers’ aircraft through into-plane arrangements. Domestically, fuels sales are made on either an into-plane basis where fuel is supplied directly into MercFuel’s customers’ aircraft with fuel provided by MercFuel’s supplier or the fuel is delivered from MercFuel’s inventory. While inventory is maintained at multiple locations, inventory levels are maintained at minimum levels.

      MercFuel purchases its fuel from suppliers worldwide at prices that are generally tied to market-based formulas. MercFuel is currently extended unsecured credit for its fuel purchases. If MercFuel’s relationship with any of these key suppliers terminates, MercFuel may not be able to obtain sufficient quantity on competitive terms to meet its customers’ demands. MercFuel may encounter difficulty and/or delays in securing aviation fuel from alternative sources. In addition, financial or supply disruptions encountered by MercFuel’s suppliers could also limit the availability of fuel supplied to MercFuel.

      For the fiscal year ended June 30, 2003, MercFuel’s average cost of fuel was 94 cents per gallon, an increase of 17 cents per gallon, or 22% from fiscal 2002. Although MercFuel believes that there are currently adequate aviation fuel supplies to meet its customers’ needs, events outside of MercFuel’s control have in the past resulted in, and could in the future result in, spot shortages or rapid price changes. Although MercFuel has generally been able to pass through fuel price changes to its customers, extended periods of high fuel costs could adversely affect MercFuel’s ability to purchase fuel in sufficient quantities because of credit limits placed on MercFuel by its fuel suppliers and availability under the Company’s credit facility.

Government Contract Services

      Mercury conducts its government contract services through its wholly owned subsidiary Maytag Aircraft Corporation, which is headquartered in Colorado Springs, Colorado. Maytag provides aircraft refueling, air terminal services, base operating support, and weather forecasting and data services in 17 countries on four continents.

Aircraft Refueling

      Maytag provides aircraft refueling and related services at 12 military bases in the United States, one in Greece, and one in Okinawa, Japan. Maytag’s refueling contracts generally have a term of four years, with expiration dates ranging from December 2003 to March 2006. Under the terms of its refueling contracts, Maytag supplies all necessary personnel and equipment to operate government-owned fuel storage facilities and provides 24-hour refueling services for a variety of military and contractor aircraft. All fuel handled in these operations is government owned. In connection with its government contract refueling business, Maytag owns, leases, and operates a fleet of refueling trucks and other support vehicles. For fiscal 2003, the aircraft refueling contracts generated revenue and pretax earnings of $8.7 million and $0.7 million, respectively.

Air Terminal Services

      Maytag provides air terminal and ground handling services to the United States (“U.S.”) Government at 18 locations under five contracts. The contracts cover two U.S. military bases (one each in Japan and Korea) and sixteen international airports in Latin America, Japan, Korea and Kuwait. Air terminal services contracts are generally for a base period of up to one year, with government options for multiple one-year extension periods. The expiration dates for Maytag’s air terminal contracts range from March 2004 (Kuwait) to September 2004 (Latin America). Maytag’s multi-site Latin America air terminal contract has options to extend through September 2005. Air terminal and ground handling services include the loading and unloading of passengers and cargo, transient alert, and flight planning services. For fiscal 2003, the air terminal services contracts generated revenue and pretax earnings of $8.2 million and $2.3 million, respectively.

Base Operating Support Services

      Maytag provides base operating support (“BOS”) services on a subcontract basis at Niagara Falls, NY, Westover, MA, Youngstown, OH and Willow Grove, PA Air Reserve Facilities and Patrick Air Force Base. Under the terms of the subcontracts, Maytag provides multi-function services, including fuel management, traffic management, airfield management, air terminal operations, vehicle operations and maintenance services, and meteorological services. Contract expirations range from March 2004 to September 2004, with one to three pre-priced one-year options, except for Niagara Falls which expires in March 2004 and is up for competitive bidding. Although there can be no assurance, the Company believes the United States

Government will exercise all options to extend the contracts. For fiscal 2003, the BOS contracts generated revenue and pretax earnings of $5.9 million and $40,000, respectively.

Weather Data Services

      Maytag provides weather observation and/or forecasting services at six locations within the United States pursuant to six contracts (the “Weather Data Contracts”) with the United States Government comprised of two weather observation and forecasting contracts and two weather observation contracts. The Weather Data Contracts provide firm fixed prices for specified services and are generally for a base period of one year, with multiple one-year options at the United States Government’s election. The Weather Data Contracts for weather observation have an expiration date of September 30, 2004 with three pre-priced option years to follow. The Weather Data Contract for weather observation and forecasting within the U.S. Air Force Academy has options to extend through January 2005. For fiscal 2003, the Weather Data Contracts generated revenue and pretax earnings of $1.6 million and $226,000, respectively.

      All of Maytag’s government contracts are subject to competitive bidding. Refueling, air terminal, and weather forecasting contracts are generally awarded to the offeror with the proposal that represents the “best value” to the government. In a “best value” competition, the proposals are evaluated on the basis of price, past performance history of the offeror, and the merit of the technical proposal, creating a more subjective process. Weather Data Contracts are generally awarded to the offeror with the lowest priced technically acceptable proposal.

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

      As Maytag’s business activities are associated with government contracts that have set termination dates to enable the government to renew the contracts through a competitive bid process, one of Maytag’s business activities is the participation in the preparation and submission of contract bids for contracts currently awarded to Maytag and for new contracts that fit the type of activities (refueling, base operating support, air terminal services and weather observation and forecasting) in which Maytag is involved. In addition, the governmental agencies have the option to extend the expiration dates of existing contracts at their discretion. Maytag therefore will have a continuing opportunity to renew the terms of existing contracts as they expire and/or engage in new contract activities through a successful bidding process. However, as the awarding of contracts is based upon the decision of the government agency’s representative for the contract bids submitted, Maytag may not be able to retain existing contracts upon expiration and may be unsuccessful in bidding on new contracts.

RPA

      On July 3, 2001, the Company sold substantially all of the assets of RPA (now Jupiter Airlines Automation Services, Inc.) for cash consideration of $3.6 million. The Company realized an after tax loss of approximately $0.5 million on the sale of this discontinued operation.

Major Customers and Foreign Customers

      During fiscal 2003, EVA Airways Corporation accounted for approximately 13% of Air Cargo’s revenue. AirTran Airways represented approximately 29% of MercFuel’s revenue, and 19% of consolidated revenue, for fiscal 2003. During fiscal 2003, government contract services consisted entirely of revenues from agencies of the United States Government which represented approximately 6% of the Company’s consolidated revenue. No other customer accounted for over 10% of Mercury’s consolidated revenue or 10% of revenues for any of the four reporting units.

      The Company does business with a number of foreign airlines, principally in the sale of aviation fuels. For the most part, such sales are made within the United States and utilize the same assets and generally the same personnel as are utilized in the Company’s domestic business. Revenues related to these foreign airlines amounted to approximately 23%, 18% and 18% of consolidated revenues for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

      National, a customer of MercFuel, ceased operations on November 6, 2002. The Company had been providing fuel to National since May 1999. In December 2000, National filed for Chapter 11 bankruptcy protection and the Company continued to sell fuel to National on a secured basis under the auspices of the bankruptcy court. Sales to National represented approximately 6%, 13% and 14% of consolidated revenues for fiscal 2003, 2002 and 2001, respectively. Due to the secured nature of MercFuel’s sales to National, MercFuel incurred virtually no loss due to National’s cessation of operations.

Seasonal Nature of Business

      Mercury’s commercial fuel sales, Air Centers and aircraft support operations are seasonal in nature, being relatively stronger during the months of April through December in its fueling operations and FBO’s than during the winter months due in part to weather conditions, and stronger during the summer months due in part to additional commercial and charter flights. Air Cargo’s business is lower during the months of January and February and increases from March through June and September through December. The cargo business is affected by the fluctuations in international trade. Operations at military facilities are not seasonal but may vary with the needs of the military.

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

Competition

      MercFuel competes with approximately five independent fuel suppliers, of which the largest is World Fuel Services Corporation. Additionally, MercFuel competes with other aircraft support companies which maintain their own sources of aviation fuel. Many of MercFuel’s competitors have greater financial, technical and marketing resources than Mercury. In addition, certain airlines provide cargo and fueling services comparable to those furnished by Mercury. At LAX, Mercury competes with, in addition to the airlines, three fuel delivery providers and with three non-airline entities with respect to the air cargo handling business. Generally, Air Centers have a minimum of one competitor at each airport, some of which are national multi-location chains. Mercury has many principal competitors with respect to government contracting services, including certain small disadvantaged businesses which receive a ten percent cost advantage with respect to certain bids and set asides of certain contracts. Recently, the FBO market has seen the emergence of increased competition among several national FBO chains owned by major corporations whose total sales and financial resources exceed those of Mercury. Substantially all of Mercury’s services are subject to competitive bidding. Mercury competes on the basis of price, quality of service, historical relationships with customers, and credit terms.

Environmental Matters

      Mercury must continuously comply with federal, state and local environmental statutes and regulations associated with its fuel storage tanks and fueling operations. These requirements include, among other things, tank and pipe testing for integrity and soil sampling for evidence of leaking and remediation of detected leaks and spills.

      In late 1998, Mercury, and many other companies operating on Southern California airports received notice of potential violations of California Environmental Protection Agency — Air Resources Board regulations. This notice alleged that such companies had violated the act by fueling airport service vehicles with Jet A fuel. Mercury immediately brought all of its operations into full compliance with all applicable regulations and has entered into a settlement agreement with the State of California. In addition, it has undertaken a review of federal and state regulations to ensure future compliance. In fiscal 1999, Mercury spent $3.4 million to comply with certain federal mandates regarding below ground fuel tanks.

      In early 2001, the Company agreed to provide certain environmental remediation on property formerly leased by the Company in Anaheim, California. The Company terminated operations on this leased property in fiscal 1987 at which time a closure letter was in effect. The Company has installed an approved remediation system including but not limited to soil vapor extraction and monitoring wells, and has incurred costs of approximately $318,000 through June 30, 2003. The Company’s environment consultant has recommended site closure and the Company expects future costs of approximately $100,000 for site closure and continued monitoring.

      On May 1, 2002, Mercury received a Notice of Violation (“NOV”) from the EPA for its Fort Wayne, Indiana facility alleging that Mercury’s Spill Prevention, Control and Countermeasure Plan (“SPCC”) does not meet certain federal regulations. On March 14, 2003, Mercury received a Notice of Violation from the United States Environmental Protection Agency, Region 5 (the “EPA”) alleging certain deficiencies in the Spill Prevention, Control and Countermeasure (SPCC) Plan for its Fort Wayne, Indiana facility, submitted to the EPA in November 2002. Mercury believes that it has resolved all deficiencies except for alleged deficiencies related to: 1) secondary containment for refueler trucks, and 2) secondary containment for discrete fuel loading areas. Pursuant to an agreement detailed in a letter submitted to the EPA on April 16, 2003, Mercury has been permitted to suspend modifications to its SPCC Plan regarding the installation of secondary containment for its refueler trucks, pending resolution of federal regulatory issues associated with secondary containment for such trucks. The EPA has also extended national compliance with regulations related to discrete loading areas until August 17, 2004. In the opinion of management, the ultimate resolution of this matter is not expected to have a material effect on the Company’s consolidated financial statements.

      There has been no material negative impact on Mercury’s earnings or competitive position in performing such compliance and related remediation work. Mercury knows of no other basis for any notice of violation or cease and abatement proceeding by any governmental agency as a result of failure to comply with applicable environmental laws and regulations.

Employees

      As of July 31, 2003, Mercury employed 1,401 full-time and 299 part-time persons in the following operating units: MercFuel, 42 full-time and five part-time persons; Corporate, 34 full-time and one part-time persons; Air Cargo operations, 455 full-time and 61 part-time persons; Air Centers, 518 full-time and 53 part-time persons; and government contract services, 352 full-time and 179 part-time persons. Maytag has collective bargaining agreements which effect approximately 183 employees in its weather and base support operations. Air Cargo has collective bargaining agreements which affect approximately 55 employees in its ground handling operations. Management believes that, in general, wages, hours, fringe benefits and other conditions of employment offered throughout Mercury’s operations are at least equivalent to those found elsewhere in its industry and that its general relationships with its employees is satisfactory.

Item 2.	Properties.

      Listed below are the significant properties leased or owned by Mercury as of June 30, 2003

	LEASED	ANNUAL	EXPIRATION	ACTIVITIES	FACILITY
LOCATION	OR OWNED	RENTAL	OF LEASE	AT FACILITY	DESCRIPTION

CORPORATE HEADQUARTERS 5456 McConnell Los Angeles, CA(2)	Leased	$440,000	December 2006	Landlord, executive and support personnel offices	22,500 sq. ft. building

MAYTAG OPERATIONS 6145 Lehman Drive Suite 300 Colorado Springs, CO(1)	Owned	N/A	N/A	Landlord, executive and support personnel offices	8,000 sq. ft. of offices

HARTSFIELD ATLANTA INT’L AIRPORT Cargo Building “A” South Cargo Area	Leased	$924,000	January 2011	Landlord and cargo handling warehouse with offices	60,597 sq. ft. of cargo warehouse facility with 9,785 sq. ft. of office space on 2.4 acres of land

LOS ANGELES INT’L AIRPORT 6851 W. Imperial Highway, Los Angeles, CA	Leased	$774,000	December 2004	Cargo hangar, with offices and executive offices rented to customers	70,245 sq. ft. of offices and cargo warehouse facility on 5.4 acres
6040 Avion Drive Los Angeles, CA	Leased	$3,006,000	June 2006	Cargo handling warehouse with offices	207,000 sq. ft. of offices and cargo warehouse facility
7000 World Way West Los Angeles, CA	Leased	$295,000	Month-to-month	Service and refueling of private aircraft	2,000 sq. ft. of executive terminal on 1.93 acres

LESTER B. PEARSON INT’L AIRPORT Vista Cargo Center 6500 Silver Dart, Toronto	Leased	$823,000	November 2010	Cargo handling warehouse with offices	5,670 sq. ft. office space and 50,342 sq. ft. of warehouse space

DORVAL INT’L AIRPORT 800 Stuart Graham Blvd. South Dorval, Quebec	Leased	$528,000	November 2007	Cargo handling warehouse with offices	51,000 sq. ft. warehouse and 2,432 sq. ft. of office space

MIRABEL INT’L AIRPORT 12005, Rue Cargo A-3, Suite 102 Mirabel, Quebec	Leased	$21,000	August 2004	Cargo handling warehouse with offices	1,200 sq. ft. warehouse and 570 sq. ft. of office space

ONTARIO INT’L AIRPORT 2161 East Avion Ontario, CA	Leased	$287,000	April 2007	Landlord, service and refueling of commercial and private aircraft	Offices and hangars on 14.4 acres
2161 East Avion Ontario, CA	Leased	$11,020	December 2005	Aircraft parking	24,000 sq. ft. of hangar space
2475 East Avion Ontario, CA	Leased	$270,000	October 2007	Landlord, ramp, parking, office and hangar space	48,700 sq. ft. of hangar, shop area and office space, site, ramp and parking on 3.75 acres.

BAKERSFIELD AIRPORT 1550 Skyway Drive Bakersfield, CA	Leased	$137,000	May 2020	Landlord, service and refueling of commercial and private aircraft	Executive offices, terminal and hangars on 6.14 acres
1601 Skyway Drive Bakersfield, CA	Leased	$27,000	February 2008	Landlord, service and refueling of commercial and private aircraft	800 sq. ft. of office space and 2 acres of ramp

BURBANK-GLENDALE- PASADENA AIRPORT, CA	Leased	$1,784,000	April 2025	Landlord, service and refueling of commercial and private aircraft	Offices, hangars, and shop facilities on 27.65 acres
Sherman Way, Burbank, CA 4561 Empire Ave. Burbank, CA	Leased	$78,000	December 2010	Landlord, service and refueling of commercial and private aircraft	68,200 sq. ft. of ramp space
6920 Vineland Ave. No. Hollywood, CA	Leased	$98,000	Month to month	Landlord, service and refueling of commercial and private aircraft	5,200 sq. ft. of offices, hangars and shop facilities

CHARLESTON INTERNATIONAL AIRPORT 6060 S Aviation Wy. N. Charleston, SC	Leased	$196,000	August 2007	Terminal, office and hangars	103,000 sq. ft. of terminal, hangars and parking area

	LEASED	ANNUAL	EXPIRATION	ACTIVITIES	FACILITY
LOCATION	OR OWNED	RENTAL	OF LEASE	AT FACILITY	DESCRIPTION

6070 Perimeter N. Charleston, SC	Leased	$21,000	Month-to-month	Building and hangar space	Hangars, ramp space and parking areas consisting of 12.7 acres

JOHNS ISLAND AIRPORT 2700 Fort Trenholm Johns Island, SC	Leased	$26,000	May 2004	Terminal, office and hangar space	Terminal, hangar and parking consisting of 15.8 acres

SANTA BARBARA MUNICIPAL AIRPORT 404 Moffet Road Goleta, CA	Leased	$9,000	Month-to-month	Landlord, service, maintenance, and refueling of commercial and private aircraft	8 T-Hangar space totaling 28,413 sq. ft.
404 Moffet Road Goleta, CA (Building 124 & 126)	Leased	$58,000	Month-to-month	Building space	9,360 sq. ft. of building space
204 Moffet Place Goleta, CA	Leased	$32,000	Month-to-month	Building space and parking spaces	10,370 sq. ft. of office space and 10 parking spaces
Building 121 302 Moffet Place Goleta,CA	Leased	$45,000	Month-to-month	Building space	3,120 sq. ft. of office space
Building 122 327 Firestone Rd. Goleta, CA	Leased	$32,000	June 2032	Fuel farm
495 South Fairview Ave. Goleta, CA	Leased	$398,000	March 2010	Hangar	39,010 sq. ft. of hangars

FRESNO YOSEMITE INT’L AIRPORT 5045 E. Anderson Avenue Fresno, CA	Leased	$82,000	April 2020	Landlord, service and refueling of commercial and private aircraft	8.47 acres
5045 E. Anderson Avenue Fresno, CA	Leased	$69,000	August 2006	Terminal, office and hangar facility	Hangars and offices on 2.16 acres
5045 E. Anderson Avenue Fresno, CA	Leased	$127,000	May 2005	Hangar and commercial office space	22,000 sq. ft. of office space on 19.26 acres

WM. B. HARTSFIELD INT’L AIRPORT 1200 Toffie Terrace Atlanta, GA	Leased	$107,000	Month-to-month	Landlord, service and refueling of commercial and private aircraft	4,800 sq. ft. of offices and ramp area on 11.2 acres

DEKALB-PEACHTREE AIRPORT 1951 Airport Road Atlanta, GA	Leased	$258,000	November 2006	Landlord, service and refueling of commercial and private aircraft	164,288 sq. ft. of offices, hangars and land of 24.89 acres

RENO CANNON INT’L AIRPORT 655 So. Rock Blvd. Reno, NV	Building owned, land leased	$14,000	June 2017	Landlord, service and refueling of commercial, private and military aircraft	33,000 sq. ft. of hangars and administrative building on 23.7 acres of land
357 S. Rock Blvd. Reno, NV	Leased	$9,000	June 2017	Fuel farm
1500 Terminal Way Reno, NV	Leased	$45,000	August 2007	Ground support equipment service bay	1,247 sq. ft. of office space and 2,087 sq. ft. of warehouse

ADDISON AIRPORT 4400 Glenn Curtiss Dr. Dallas, TX	Leased	$314,000	September 2021	Landlord, service and refueling of commercial and private aircraft	49,472 sq. ft. of offices and hangars on 2.80 acres
4400 Glenn Curtiss Dr. Dallas, TX	Leased	$56,000	June 2022	Landlord, service and refueling of commercial and private aircraft	57,949 sq. ft. of offices and hangar space on 6.28 acres
4400 Glenn Curtiss Dr. Dallas, TX	Leased	$9,000	July 2021	Landlord, service and refueling of commercial and private aircraft	12,600 sq. ft. of offices and hangar space
4400 Glenn Curtiss Dr. Dallas, TX	Leased	$31,000	Month-to-month	Fuel farm

CORPUS CHRISTI 355 Pinson Drive Corpus Christi, TX	Leased	$19,000	October 2009	Landlord, service and refueling of commercial and private aircraft	66,096 sq. ft. of offices and hangars on 6.69 acres

	LEASED	ANNUAL	EXPIRATION	ACTIVITIES	FACILITY
LOCATION	OR OWNED	RENTAL	OF LEASE	AT FACILITY	DESCRIPTION

NASHVILLE INT’L AIRPORT 635 Hangar Lane Nashville, TN	Leased	$404,000	June 2012	Landlord, service and refueling of commercial and private aircraft	Office and hangars on 38.69 acres

JACKSON INT’L AIRPORT 110 S. Hangar Drive Jackson, MS	Leased	$121,000	February 2006	Landlord, service and refueling of commercial and private aircraft	Office and hangars on 7 acres

TULSA INT’L AIRPORT 7500 E. Apache Hangar 1 & 2	Leased	$73,000	April 2019	Landlord, service and refueling of commercial and private aircraft	Office and hangars on 11.23 acres
7500 E. Apache Hangar 22 & 26 Tulsa, OK	Leased	$23,000	April 2019	Landlord, service and refueling of commercial and private aircraft	Land consisting of 5.23 acres
7500 E. Apache Hangar 22 & 26	Leased	$36,000	June 2011	Landlord, service and refueling of commercial and private aircraft	Office and hangars on 5.23 acres
7500 E. Apache Hangar 18	Leased	$12,000	June 2016	Landlord, service and refueling of commercial and private aircraft	Hangar space on 6.18 acres

FORT WAYNE AIRPORT Fort Wayne-Allen County Airport Authority	Leased	$53,000	December 2013	Landlord, service and refueling of commercial and private aircraft	Office, hangars, and ramp space on 172,734 sq. ft. of land
Fort Wayne-Allen County Airport Authority	Leased	$70,000	December 2013	Landlord, service and refueling of commercial and private aircraft	234,451 sq. ft. of office, hangar, parking and ramp space
Fort Wayne-Allen County Airport Authority	Leased	$61,000	November 2004	Landlord, service and refueling of commercial and private aircraft	49,500 sq. ft. of hangar, ramp and parking space
Fort Wayne-Allen County Airport Authority	Leased	$41,000	October 2016	Landlord, service and refueling of commercial and private aircraft	Aircraft hangar space consisting of 53,658 sq. ft.
Fort Wayne-Allen County Airport Authority	Leased	$9,000	August 2003	Landlord, service and refueling of commercial and private aircraft	Aircraft hangar space consisting of 4,000 sq. ft.
Fort Wayne-Allen County Airport Authority	Leased	$2,700	Month-to-month	Landlord, service and refueling of commercial and private aircraft	2,500 sq. ft. of aircraft hangar space
Fort Wayne-Allen County Airport Authority Parcke Bi, 1, 2, & 3	Leased	$31,000	November 2004	Landlord, service and refueling of commercial and private aircraft	115,128 sq. ft. of space used for parking, ramp and hangar space
Fort Wayne-Allen County Airport Authority	Leased	$22,000	December 2003	Ramp

BIRMINGHAM AIRPORT Birmingham Airport Parcel 1 — 6 & 9	Leased	$155,000	August 2021	Landlord, service and refueling of commercial and private aircraft	Office, hangar, storage and ramp space on 29.30 acres

BIRMINGHAM AIRPORT Hangar 7A	Leased	$23,000	December 2007	Landlord service and refueling of commercial and private aircraft	8,500 sq. ft. of aircraft hangar space

(1)	This property was purchased in May 1995 for $515,000 and is subject to a first mortgage to U.S. Bank in the sum of $267,000 at June 30, 2003, repayable with interest at 9% in equal monthly installments of approximately $4,450, the last payment due May 2010.

(2)	This property was sold in January 2002 to CFK Realty Partners, LLC (“CFK Realty”), a related party of the Company; however, the related assets are still recorded on the Company’s books since the transaction did not qualify for sale-leaseback accounting and the non-consolidation of CFK Realty as described in Item 1. Business under Restatement and Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

     The following table summarizes Mercury’s existing fuel storage facilities:

Location	Approximate Capacity

(gallons)
Los Angeles, California	310,000(UG)
Bakersfield, California	98,000(62,000 AG. 36,000 UG)
Burbank, California	(1)
Santa Barbara, California	54,000
Reno, Nevada	47,000(AG)
Ontario, California	88,000(UG)
Dallas, Texas	57,000(UG)(2)
Corpus Christi, Texas	25,000(AG)
Atlanta, Georgia (Hartsfield)	49,000(AG)
Atlanta, Georgia (Peachtree)	47,000(AG)
Fresno, California	42,000(AG)
Nashville, Tennessee	37,000(AG)
Charleston, South Carolina	24,000(AG)
Jackson, Mississippi	42,000(AG)(3)
Tulsa, Oklahoma	126,000(UG)
Fort Wayne, Indiana	170,000(AG)
John’s Island, South Carolina	18,000(UG)
Birmingham, Alabama	195,500(AG)

(AG)	= Above-ground fuel storage (UG) = Under-ground fuel storage

(1)	Consortium fuel farm

(2)	Facility owned by a third-party.

(3)	The Company presently uses a third party tank farm consortium for the balance of requirement.

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

      On May 1, 2002, Mercury received a Notice of Violation (“NOV”) for its Fort Wayne, Indiana FBO facility alleging that Mercury’s Spill Prevention, Control and Countermeasure Plan (the “SPCC Plan”) did not meet certain federal regulatory guidelines. Specifically, the Environmental Protection Agency (the “EPA”) alleged that Mercury’s SPCC Plan failed to provide for proper parking, secondary containment, and proper drainage of its refueler trucks. Mercury entered into discussions with the EPA and responded to the NOV. On January 29, 2003, the Company was notified by the EPA of some deficiencies in its latest SPCC Plan and requested the Company to submit a written response to its allegations within 30 days. On March 14, 2003, the Company received a NOV from the United States Environmental Protection Agency, Region 5 (the “EPA Region 5”) alleging certain deficiencies in the SPCC Plan for its Fort Wayne, Indiana FBO facility, submitted to the EPA in November 2002. The Company believes that it has resolved all deficiencies except for alleged deficiencies related to secondary containment for its refueler trucks and for the discrete fuel loading areas. Pursuant to an agreement detailed in a letter submitted to the EPA Region 5 on April 16, 2003, Mercury has been permitted to suspend modifications to its SPCC Plan regarding the installation of secondary containment for its refueler trucks, pending resolution of federal regulatory issues associated with secondary containment for such trucks. The EPA has also extended national compliance with regulations related to discrete loading areas until August 17, 2004. In the opinion of management, the ultimate resolution of this matter is not expected to have a material effect on the Company’s consolidated financial statements.

      On February 26, 2003, Robert Bosch filed an action in the United States District Court, Eastern District of New York against Excel Cargo, Inc. and others, seeking $1.5 million in damages for damaged cargo. On June 4, 2003 Plaintiff’s Counsel agreed to voluntary dismiss Excel Cargo, Inc., without prejudice, from the lawsuit conditioned on the production of information by Excel Cargo, Inc.

      On April 16, 2003, the Plan Committee of Shuttle America Corp. filed an Adversary Proceeding in the United States Bankruptcy Court, District of Connecticut alleging preferential transfers in the amount of $995,000. The parties reached a settlement agreement, which provides that the Company will pay Shuttle America $40,000. The settlement agreement is subject to approval of the Bankruptcy Court.

      In April 2000, Mercury filed a collection action against AER Global Logistics (“AER”) in the state of New York. AER filed a counterclaim for $5.0 million alleging among other things, tortious interference with contract. On June 9, 2003 Mercury Air Cargo, Inc. agreed to pay AER the amount of $15,000 to settle the matter.

      On July 9, 2003 Central Insurance Company, LTD. filed an action in the United States District Court Central District of California-Western Division, against Mercury Air Cargo, Inc. for damages paid to their assured United Microelectronics Corp in the amount of $335,337. In the opinion of management, the ultimate resolution of this matter is not expected to have a material effect on the Company’s consolidated financial statements.

      In December 2001, a jury returned its verdict on Michael Marigny’s (“Plaintiff”) cause of action for retaliation in violation of California Fair Employment and Housing Act in favor of the Defendant, the Company, but awarded damages in the amount of $15,000 for Plaintiff’s cause of action for intentional of emotional distress. In February 2002, Plaintiff filed a notice of appeal with the Second Appellate Court (“Court”). The Court ruled on this appeal in August of 2003 affirming in part and reversing in part the judgment and the case was remanded for retrial. A new trial date has not been set at this time.

      On November 26, 2003, Signature Flight Support Corporation filed a complaint against Air Centers and Allied alleging: 1) breach of contract and tortuous interference with contract against Allied; 2) interference with prospective economic advantage against Allied; and 3) unfair business practices against Mercury and Allied. The Company believes that the allegations are without merit and is in the process of preparing a response. The Company has agreed to indemnify Allied and its affiliates (including, without limitation, Air Centers after the closing of the FBO sale), directors, officers, agents, employees and controlling persons from any liability, obligation, loss or expense to which Allied may become subject as a result of the complaint. In the opinion of management, the ultimate resolution of this complaint will not have a material effect on the Company’s consolidated financial statements.

      The Company is also a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on the Company’s consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders.

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

      Mercury’s Common Stock is listed and traded on the AMEX under the Symbol “MAX”. The table below sets forth, for the quarterly periods indicated, the high and low sales prices per share of Common Stock during each full quarterly period as adjusted for the one-for-two reverse stock split effective June 18, 2003.

	High	Low

FISCAL 2004:
Quarter ended September 30, 2003	$7.30	$6.20
FISCAL 2003:
Quarter ended June 30, 2003	$8.18	$5.70
Quarter ended March 31, 2003	7.40	6.40
Quarter ended December 31, 2002	8.00	5.00
Quarter ended September 30, 2002	9.10	7.00
FISCAL 2002:
Quarter ended June 30, 2002	$10.20	$8.50
Quarter ended March 31, 2002	12.00	8.60
Quarter ended December 31, 2001	11.60	8.70
Quarter ended September 30, 2001	13.96	6.20

      As of December 5, 2003, there were approximately 303 holders of record.

Securities authorized for issuance under Equity Compensation Plans

	Number of securities to be	Weighted-average	Number of securities remaining
	issued upon exercise of	exercise price of	available for future issuance
	outstanding options,	outstanding options,	under equity compensation plans
Plan Category	warrants and rights	warrants and rights	(excl. securities reflected in (a) or (b)

Equity compensation plans approved by security holders	502,658	$11.07	0
Equity compensation plans not approved by security holders	3,438	$14.36	0

Total	506,106	$11.10	0

      The Company has not paid any cash dividends since the fiscal year ended June 30, 1998 and does not intend to pay any cash dividends on common shares in the foreseeable future.

(1) Stock prices have been adjusted retroactively to reflect the effect of the one-for-two reverse stock split that was effective June 18, 2003.

Item 6.	Selected Financial Data.

      The following selected consolidated financial data for each of the five years in the period ended June 30, 2003 have been derived from the Company’s audited consolidated financial statements.

      The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report Form 10-K. As described in Item 1. Business under Restatement and Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the Company restated its fiscal 2002 and 2001 financial statements.

	Year Ended June 30,

	2003	2002	2001	2000(1)	1999

		(Restated)

	(Dollars in thousands, except per share data)
INCOME STATEMENT DATA
Operating data
Sales and revenues	$429,015	$383,342	$478,446	$334,333	$218,272
Costs and expenses	403,052	355,529	444,181	300,596	187,052

Gross margin	25,963	27,813	34,265	33,737	31,220
Selling, general and administrative expenses	10,818	11,771	7,929	7,223	7,118
Provision for bad debts	1,648	1,358	3,725	5,408	1,721
Depreciation and amortization	7,963	9,258	9,331	8,485	8,297
Gain on sale of facilities and property		(8,929)
Write-off of deferred financing costs	1,773
Interest expense	7,956	5,830	7,184	6,293	4,379
Other (income) expense, net	74	908	(48)	(133)	(178)

Income (loss) before income taxes	(4,269)	7,617	6,144	6,461	9,883
Provision for (benefit from) income taxes	(1,471)	2,930	2,397	2,883	3,854

Income (loss) from continuing operations	(2,798)	4,687	3,747	3,578	6,029
Income (loss) from discontinued operations		(170)	(858)	(933)	393
Loss on sale of discontinued operations			(477)
Extraordinary item				(979)	(483)

Net income (loss)	$(2,798)	$4,517	$2,412	$1,666	$5,939

Net income (loss) per share:
Basic:
From continuing operations	$(0.86)	$1.43	$1.15	$1.09	$1.80
Income (loss) from discontinued operations		(0.05)	(0.26)	(0.28)	0.12
Loss on sale of discontinued operations			(0.15)
Extraordinary item				(0.30)	(0.14)

Net income (loss)	$(0.86)	$1.38	$0.74	$0.51	$1.78

Diluted:
From continuing operations	$(0.86)	$1.40	$1.12	$1.00	$1.38
Income (loss) from discontinued operations		(0.05)	(0.26)	(0.24)	0.08
Loss on sale of discontinued operations			(0.14)
Extraordinary item				(0.26)	(0.10)

Net income (loss)	$(0.86)	$1.35	$0.72	$0.50	$1.36

	At June 30,

	2003	2002	2001	2000(1)	1999

		(Restated)
BALANCE SHEET DATA
Total assets	$132,955	$136,214	$152,488	$134,768	$126,534
Short-term debt (including current portion of long-term debt)	4,194	14,677	7,461	6,936	6,806
Long-term debt	25,501	17,516	44,560	42,358	44,285
Subordinated debt — current		23,179
Subordinated debt — long-term	23,445		23,030	22,844
Convertible subordinated debentures					19,852

(1)	As discussed in Item 1. Business under Restatement and Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the Company adjusted their June 30, 2000 opening retained earnings by $363,000 to correct for income tax adjustments that should have been recorded in years prior to fiscal 2001. Although the Company has not been able to ascertain which prior years these income tax adjustments relate to, the fiscal 2000 financial statements above have been restated to record this $363,000 as additional income taxes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations — Fiscal 2003, 2002 and 2001

      The following tables set forth, for the periods indicated, the revenue and gross margin for each of the Company’s four operating units included in continuing operations, as well as selected other financial statement data.

	Year Ended June 30,

	2003		2002		2001

			(Restated)
		% of		% of		% of
		Total		Total		Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues

	($ in millions)
Revenues:
MercFuel	$280.1	65.3%	$232.6	60.7%	$318.8	66.6%
Air Centers	96.2	22.4	94.4	24.6	99.5	20.8
Air Cargo	32.7	7.6	28.1	7.3	31.3	6.6
Government Contract Services	24.4	5.7	28.2	7.4	28.8	6.0
Intercompany eliminations	(4.4)	(1.0)

Total revenues	$429.0	100%	$383.3	100%	$478.4	100%

		% of		% of		% of
		Unit		Unit		Unit
	Amount	Revenues	Amount	Revenues	Amount	Revenues

Gross margin(1):
MercFuel	$5.9	2.1%	$6.6	2.8%	$7.4	2.3%
Air Centers	12.9	13.4	13.5	14.3	15.0	15.1
Air Cargo	2.6	8.0	0.9	3.2	6.1	19.4
Government Contract Services	4.6	18.8	6.8	24.1	5.7	19.7

Total gross margin	$26.0	6.1%	$27.8	7.3%	$34.2	7.2%

	Year Ended June 30,

	2003		2002		2001

			(Restated)
		% of		% of		% of
		Total		Total		Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues

	($ in millions)
Selling, general and administrative expenses	$10.8	2.5%	$11.8	3.1%	$7.9	1.7%
Provision for bad debts	1.6	0.4	1.4	0.4	3.4	0.7
Depreciation and amortization	8.0	1.9	9.3	2.4	9.3	1.9
Interest expense and other	8.1	1.9	6.7	1.7	7.5	1.6
Write off of deferred financing costs	1.8	0.4
Gain on sale of facilities and property			(8.9)	(2.3)

Income (loss) from continuing operations before income taxes	(4.3)	(1.0)	7.6	2.0	6.1	1.3
Provision for (benefit from) income taxes	(1.5)	(0.3)	2.9	0.8	2.4	0.5

Income (loss) from continuing operations	(2.8)	(0.7)	4.7	1.2	3.7	0.8
Income (loss) from discontinued operations	—	—	(0.2)	(0.0)	(0.8)	(0.2)
Loss on sale of discontinued operations	—	—	—	—	(0.5)	(0.1)

Net income (loss)	$(2.8)	(0.7)%	$4.5	1.2%	$2.4	0.5%

(1)	Gross Margin as used here and throughout Management’s Discussion and Analysis includes certain selling, general and administrative costs which are charged directly to the operating units, but excludes depreciation and amortization expenses and selling, general and administrative expenses.

Fiscal Year ended June 30, 2003 compared to Fiscal Year ended June 30, 2002

      Revenue for the Company was $429.0 million in fiscal year 2003, representing an increase of $45.7 million or 11.9% from fiscal year 2002 revenue of $383.3 million. The increase in revenue was primarily attributable to higher MercFuel revenue due to higher fuel oil commodity prices, resulting in an increase in revenue of $47.6 million from the prior year. In addition, Air Cargo had increased revenues of $4.6 million. These gains were offset by reduced revenue of $3.8 million for Maytag. Air Centers’ revenue increased $1.8 million despite the sale of the Bedford FBO at the end of the prior fiscal year. Gross margin in fiscal year 2003 was $26.0 million, representing a decline of $1.8 million, or 6.7% from the gross margin realized in fiscal year 2002 of $27.8 million. The lower gross margin is primarily due to lower government contract business activity during the current year resulting in reduced gross margin of $2.2 million.

      Air Centers had revenue of $96.2 million in fiscal year 2003, an increase of $1.8 million or 1.9% from the fiscal year 2002 revenue level of $94.4 million. The Air Centers’ aviation fuel sales volume was 33.8 million gallons compared to 36.0 million gallons in fiscal year 2002. The average realized sales price in fiscal year 2003 was $1.82 per gallon resulting in average sales margin of $0.805 per gallon. This compares to the average realized sales price in fiscal year 2002 of $1.68 per gallon and an average sales margin of $0.799 per gallon. Excluding the contribution of the Bedford FBO from last year’s results, which had revenue of $7.5 million on sales of 2.9 million gallons, fiscal year 2003 revenue increased $9.3 million or 10.7% with a 2.2% increase in sales volume. The revenue increase can be attributed to the higher sales price of petroleum products.

      Air Centers’ gross margin in fiscal year 2003 was $12.9 million, a decrease of $0.6 million or 5.1% from the gross margin of $13.5 million generated in fiscal year 2002. Excluding the $1.8 million margin contribution of the Bedford FBO in the prior year, the Air Centers’ gross margin increased $1.1 million or 9.4% from the prior year, which is attributed to the higher sales volume in the current year.

      Revenue from Maytag, the Company’s government contract services business segment, was $24.4 million in fiscal year 2003, a decrease of $3.8 million or 13.5% from the fiscal year 2002 revenue level of $28.2 million.

The decrease in Maytag’s revenue was due to the loss of revenue of $1.4 million from the Yokota, Japan contract, which expired in December 2001 at which time Maytag was not awarded the contract renewal as a result of a competitive bid process. In addition, Maytag lost refueling contracts in the prior year which provided $1.9 million in revenue for fiscal year 2002. In addition, revenue from Weather Data Services contracts decreased during the current year by $0.8 million. Air terminal contract revenue of $8.2 million or 34% of fiscal 2003 revenues, increased slightly from $8.1 million or 29% from Maytag’s fiscal 2002 revenues.

      Maytag had gross margin of $4.6 million in fiscal year 2003, a decrease of $2.1 million or 32.3% from the gross margin of $6.8 million realized in fiscal year 2002. The decrease in gross margin is primarily attributed to the loss of the Yokota, Japan contract, lower margin on the Kuwait Air Terminal contract and a reserve for a legal settlement of $0.3 million in fiscal year 2003.

      MercFuel, the Company’s fuel sales business, generated revenue in fiscal year 2003 of $280.1 million, an increase of $47.6 million or 20.5% from fiscal year 2002 revenue of $232.6 million. The increase in revenue was due to higher average sales prices offset by a slightly reduced sales volume. The average sales price in fiscal year 2003 was $0.977 per gallon, an increase of 20.8% from the fiscal year 2002 average sales price of $0.809 per gallon, equating to higher revenue of $48.3 million. Fuel sales volume in fiscal year 2003 was 286.9 million gallons, a decrease of 0.8 million gallons from fiscal year 2002 resulting in lower revenue of $0.8 million. The higher average sales price is due to higher average worldwide petroleum product prices.

      National, a customer of MercFuel, ceased operations on November 6, 2002. The Company had been providing fuel to National since May 1999. In December 2000, National filed for Chapter 11 bankruptcy protection and the Company continued to sell fuel to National on a secured basis under the auspices of the bankruptcy court. Sales to National for fiscal year 2003 through November 5, 2002 were $24.7 million on a volume of 29.0 million gallons, as compared to $49.1 million on a volume of 68.7 million gallons for the full twelve months of fiscal year 2002. As a result of the secured nature of the transactions, the amount of loss on the cessation of business was negligible. Excluding the sales volume to National for both periods, MercFuel’s sales volume was 257.9 million gallons for fiscal year 2003 as compared to 219.0 million gallons for fiscal year 2002.

      MercFuel’s gross margin in fiscal year 2003 was $5.9 million representing a decline of $0.7 million or 10% from fiscal year 2002. The average gross margin per gallon sold in fiscal year 2003 was 3.8 cents per gallon, essentially unchanged from fiscal year 2002. The decline in gross margin was primarily due to the lower sales volume.

      The Company’s Air Cargo operations had revenue of $32.7 million in fiscal year 2003, an increase of $4.5 million or 16.2% from the fiscal year 2002 revenue of $28.1 million. The increase in revenue is attributed to higher revenue in the cargo handling operations, which had increased handling volume due to the west coast dockworkers’ strike and due to improved import/export activity.

      The Air Cargo segment generated gross margin of $2.6 million in fiscal year 2003, an increase of $1.7 million or 188.9% from last year’s gross margin of $0.9 million, primarily due to the subleasing of the Air Cargo’s Atlanta warehouse facility to Lufthansa Handling starting in March 2002 which improved margins by $1.2 million, higher margin of $0.4 million in Cargo Space Logistics and higher margins at its Los Angeles warehouse operations of $0.4 million partially offset by higher start-up expenses for the Mercury World Cargo operations and lower margins in the Cargo Management operations of $0.2 million.

      Bad debt expense in 2003 totaled $1.6 million or 0.4% of total revenue. This represents a $0.2 million increase from fiscal year 2002 bad debt expense of $1.4 million which also represented 0.4% of fiscal year 2002 revenue. The Company experienced no significant individual write-offs during the current fiscal year.

      Selling, general and administrative (“G&A”) expenses decreased in fiscal year 2003 to $10.8 million, a decrease of $1.0 million or 8.1% from the fiscal year 2002 expense of $11.8 million.

      Depreciation and amortization expense was $8.0 million in the current period as compared to $9.3 million last year. The reduction is due to the sale of the Bedford FBO in June 2002.

      The current period also reflects the cessation of the amortization of goodwill due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective as of July 1, 2002 which resulted in a decrease in annual amortization expense of $0.4 million from the prior year.

      Interest expense in the current period was $8.0 million, an increase of $2.1 million from last year’s interest expense of $5.8 million. The increase is due primarily to a $1.7 million accrual of a premium relating to the Company’s $24 million Senior Subordinated 12% Note, for which the Company would be obligated to pay in the event the note is not prepaid prior to December 31, 2003. As of the effective date of the amended $24 million Senior Subordinated 12% Note, the Company estimated that the Note would be outstanding for the full term of the Note and, therefore, accrued the premium associated with the issuance of the additional consideration over the remaining term of the Note, which was 36 months. On October 28, 2003, the Company announced that Allied had acquired the Company’s $24.0 million Senior Subordinated 12% Note due December 31, 2005 from J. H. Whitney Co. Mezzanine Fund (the “Whitney Note”). The Whitney Note contained provisions whereby if any amount of the Whitney Note is outstanding on December 31, 2003, J. H. Whitney Company Mezzanine Fund (“J. H. Whitney”) would be entitled to stock warrants equivalent to 5% of the then outstanding shares of the Company’s common stock for a nominal amount and if there is $12.0 million or more of the principle of the Whitney Note outstanding on December 31, 2003, J. H. Whitney would be entitled to a second set stock warrants equivalent to 5% of the then outstanding shares of the Company’s common stock and an additional note with a principal amount of $5 million. Upon Allied’s acquisition of the Whitney Note, Allied waived these provisions.

      As a result of the restructuring of the Company’s long term debt in the current period, the Company incurred debt extinguishment costs of $1,773,000. This is comprised of the unamortized portion of the deferred debt issuance costs associated with the previous senior collateralized credit facility and the subordinated note at the time of early extinguishment of this debt, and note amendment and expenses incurred associated with other refinancing options that were not completed.

      In fiscal year 2002, the Company wrote-off the deferred stock offering costs of $1.0 million associated with the planned public and private offering of MercFuel common stock. The Company decided not to undertake the offering due to market uncertainties and general economic conditions at the time.

      In fiscal year 2002, the Company incurred $0.2 million in expenses net of tax relating to final payroll costs for RPA, a discontinued segment sold on July 3, 2001. No additional costs relating to this segment were incurred in fiscal year 2003.

      The effective income tax benefit on the loss from continuing operation for fiscal year 2003 was 34.5% resulting in an income tax benefit on the loss from continuing operations of $1.5 million. This compares to an effective income tax rate on the income from continuing operations for fiscal year 2002 of 38.5% resulting in an income tax expense on income from continuing operations of $2.9 million. The reduction in the effective income tax rate in fiscal 2003, resulting in a lower income tax benefit, is due to non-deductible expenses and a lower effective state income tax rate.

Fiscal Year ended June 30, 2002 compared to Fiscal Year ended June 30, 2001

      Revenue for the Company was $383.3 million in fiscal year 2002, representing a decline of $95.1 million or 19.9% from fiscal year 2001 revenue of $478.4 million. The revenue decline was primarily attributable to lower revenue in both the MercFuel and FBO businesses due to lower fuel oil commodity prices equating to $68.9 million and to the reduced business levels attributed to the aftermath of the tragic events of September 11, 2001. Gross margin in fiscal year 2002 was $27.8 million, representing a decline of $6.4 million, or 18.8% from the gross margin realized in fiscal year 2001 of $34.2 million. The lower gross margin is primarily due to lower general business activity resulting from September 11, 2001 and lower realized margins and general business activity in Air Cargo’s operations.

      Air Centers had revenue of $94.4 million in fiscal year 2002, a decrease of $5.1 million or 5.1% from the fiscal year 2001 revenue level of $99.5 million. Air Centers’ sales volume of aviation fuel was 36.0 million gallons in fiscal year 2002 compared to 36.4 million gallons in fiscal year 2001. The average realized sales price in fiscal year 2002 was $1.679 per gallon resulting in average sales margin of $0.799 per gallon. This compares to the average realized sales price in fiscal year 2001 of $1.819 per gallon and an average sales margin of $0.717 per gallon. The sales volume decline in fiscal year 2002 as compared to fiscal year 2001 of 378,000 gallons, or 1.0%, was primarily due to airport closures following September 11, 2001. It is estimated that Air Centers’ sales volume declined approximately 400,000 gallons during the general aviation shutdown.

      Air Centers’ gross margin was $13.5 million in fiscal year 2002, a decrease of $1.5 million or 9.8% from the gross margin of $15.0 million generated in fiscal year 2001. The lower gross margin is primarily attributed to higher operating expenses. Despite the lower sales volumes the average sales margin increased $0.082 per gallon resulting in an increase of $3.0 million in gross margin. In addition, into-plane revenue and hangar rental and tie-down services resulted in an additional $1.6 million in gross margin during fiscal year 2002. These increases were offset by increased operating costs of approximately $6.0 million in fiscal year 2002.

      In June 2002, the Company sold its FBO operation at Bedford, Massachusetts to Signature Flight Support Corp. resulting in a pre-tax gain of $8.9 million. Prior to the sale, the Bedford FBO had revenue of $7.5 million in fiscal year 2002 and $7.3 million in fiscal year 2001 resulting in gross margin of $1.8 million and $1.4 million, respectively.

      Revenue from Maytag was $28.2 million in fiscal year 2002, a decrease of $0.6 million or 1.9% from the fiscal year 2001 revenue level of $28.8 million. The major decrease in Maytag’s revenue was the loss of revenue from the Yokota, Japan contract which expired in December 2001 and Maytag was not awarded the contact renewal as a result of a competitive bid process at the conclusion of the contract term. This contract represented 17% of Maytag’s revenues during fiscal year 2001. In addition, revenue from Weather Data Services contracts decreased during fiscal year 2002. These losses were mitigated in part by additional revenues from refueling, base operating system contracts, and air terminal contracts of $7.4 million or 26.4% of government contract services revenues in fiscal year 2002.

      Maytag’s gross margin was $6.8 million in fiscal year 2002, an increase of $1.1 million or 19.7% from the gross margin of $5.7 million realized in fiscal year 2001. Despite the loss of $1.3 million in gross margin from the Yokota contract, margins on other air terminal contracts increased $1.5 million from the prior year, primarily due to the Kuwait contract. In addition, base operating support contract gross margin increased $1.0 million from fiscal year 2001.

      MercFuel, the Company’s fuel sales business, generated revenue in fiscal year 2002 of $232.6 million, a decrease of $86.2 million or 27.1% from fiscal year 2001 revenue of $318.8 million. The decline in revenue was due to lower average sales prices and lower sales volume. The average sales price in fiscal year 2002 was $0.809 per gallon, a decrease of 21.5% from the fiscal year 2001 average sales price of $1.031 per gallon, equating to lower revenue of $63.9 million. Fuel sales volume for fiscal year 2002 was 287.7 million gallons, a decrease of 21.7 million gallons from fiscal year 2001 equating to lower revenue of $22.3 million. The lower fuel sales volume is attributed to the effects of September 11, 2001 on the airline industry and the general decline in general aviation in the United States and abroad. The lower average sales price is due to lower average worldwide petroleum product prices.

      Despite the 27.1% decline in revenue, MercFuel’s gross margin in fiscal year 2002 of $6.6 million represented a decline of only $0.8 million or 12.2% from fiscal year 2001. The average gross margin per gallon sold in fiscal year 2002 was 3.8 cents per gallon, essentially unchanged from fiscal year 2001, as MercFuel was able to maintain its average profit margin despite the decline in sales prices. The decline in gross margin was primarily due to the lower sales volume.

      Air Cargo’s revenue was $28.1 million in fiscal year 2002, a decrease of $3.2 million or 10.3% from the fiscal year 2001 revenue of $31.3 million. Air Cargo experienced revenue declines in all of its areas of operations in fiscal year 2002 as compared to fiscal year 2001 as air cargo traffic declined as a result of the worldwide economic slowdown and the aftermath of September 11, 2001. The decline in air cargo business activity resulted in pricing competition among cargo handlers, a surplus of cargo storage capacity in the marketplace, and a reduction in the number of air freighter flights.

      Air Cargo’s gross margin was $0.9 million in fiscal year 2002, a decrease of $5.2 million or 85.3% from fiscal year 2001’s gross margin of $6.1 million. Air Cargo’s handling business’s gross margin decreased to $1.3 million in fiscal year 2002 from $4.4 million in fiscal year 2001 due to the lower revenue and other factors described above in addition to the fixed warehouse facility costs including warehouse lease expense. In the fourth quarter of fiscal 2002, the Company recorded $459,000 of additional rent expense, net of recoverable sublease income, representing the retroactive portion of the proposed rent increase at one of the Company’s warehouse facilities located at LAX. The proposed rental increase will be effective retroactive to June 18, 2001. The space brokerage business realized gross margin of $1.4 million, a decline of $1.0 million or 41.6% from the gross margin of $2.4 million in fiscal year 2001. The Company also incurred start-up expenses of $0.4 million associated with its Mercury World Cargo business in fiscal year 2002 in addition to administrative expenses for cargo operations of $1.6 million.

      Bad debt expense in fiscal year 2002 totaled $1.4 million or 0.3% of total revenue. This represents a reduction of $2.1 million of expense from fiscal year 2001 bad debt expense of $3.4 million which included $1.6 million associated with a legal settlement with Western Pacific Airlines Inc. (“WPAIC”) and $1.0 million associated with Tower Aviation, both related to alleged preferential treatment claims.

      Selling, general and administrative (“G&A”) expenses increased in fiscal year 2002 to $11.8 million, an increase of $3.8 million or 48.5% from fiscal year 2001 G&A expenses of $7.9 million. The increase in G&A expenses was primarily associated with higher professional services associated with public relations, legal advisory and accounting services and with executive severance costs.

      The Company incurred a one-time expense in fiscal year 2002 of $1.0 million associated with the initiation and subsequent cancellation of the initial public offering of MercFuel, Inc. The costs incurred in establishing MercFuel as a stand-alone entity and in preparing the initial public offering were expensed when the decision to abort the spin-off was made after the September 11, 2001 incident.

      Depreciation and amortization expense in fiscal year 2002 was $9.3 million, essentially unchanged from fiscal year 2001.

      Interest expense for fiscal year 2002 was $5.8 million, a decrease of $1.4 million or 18.8% from the interest expense incurred in fiscal year 2001. The lower interest expense can be attributed to both lower effective rates of interest and lower average debt outstanding as the Company focused on the repayment of debt to reduce its debt service level.

Liquidity and Capital Resources

      The Company has historically financed its operations primarily through operating cash flow, bank debt and various public and private placements of bonds and subordinated debt. The Company’s cash balance as of June 30, 2003 was $2.8 million, a decrease of $2.8 million from June 30, 2002.

      Net cash provided from operating activities in fiscal year 2003 was $4.8 million, a decrease of $9.1 million from fiscal year 2002. Contributing to the lower net cash provided from operating activities in fiscal year 2003 was a net usage of cash for operating assets and liabilities of $3.8 million whereas the net cash provided from operating activities in fiscal year 2002 benefited from net cash generated from operating assets and liabilities of $7.4 million. Contributing to the net usage of cash in fiscal year 2003 was an increase in inventory of $1.4 million and increase in prepaid expenses and other current assets of $2.2 million.

      Net cash used in investing activities in fiscal year 2003 was $0.9 million as compared to cash provided by investing activities in fiscal year 2002 of $8.3 million. In fiscal year 2003, the Company invested $1 million in the acquisition of Canyon Fuel’s business, an aviation fuel resale business and $4.1 million for general maintenance capital. The net cash generated in fiscal year 2002 was primarily the result of the sale of the Company’s FBO in Bedford, Massachusetts providing cash flow of $15.5 million partially offset by $4.5 million of general maintenance capital. The increase in restricted cash in fiscal year 2002 represents a set aside for federal and state income taxes in conjunction with the gain resulting from the sale of the Bedford FBO. These funds were utilized in the first quarter of fiscal year 2003.

      In fiscal year 2003, the Company used $6.8 million of cash related to financing activities to reduce and refinance long-term debt. The Company realized $16.9 million in proceeds from the refinancing of its senior debt. The proceeds were utilized with $13.3 million used to retire the previous debt facility and $3.5 million incurred in financing costs. The Company also acquired 50,850 shares of its common stock in a stock repurchase during the first quarter of the fiscal year.

      The Company also provided funds to certain key executives in fiscal 2002 in the amount of $3.9 million that was used by the executives to acquire the Company’s common stock from CFK Partners LLC, a partnership consisting of Messrs. Czyzyk, Fagan and Kopko, as described in Note 11 to the Company’s consolidated financial statements included in this Annual Report on Form 10-K. These acquisitions were made by the key executives under employment agreements and contain provisions for the loans to be forgiven over either an eight-year or ten-year periods, under certain conditions.

      Separate and apart from the transaction noted above, the Company also acquired 59,200 shares of its common stock in a stock purchase in the open market during the first quarter of fiscal year 2002.

      On December 30, 2002, the Company entered into a loan and security agreement with Foothill Capital Corporation (“Foothill”), now known as Wells Fargo Foothill, a division of Wells Fargo Bank (the “Facility”), refinancing its senior collateralized credit facilities for a five-year term, as agent for the lenders party thereto. In addition, the Company and J.H. Whitney Co. Mezzanine Fund entered into agreements amending the terms of the subordinated note (the “Whitney Note”), which will mature on December 31, 2005. The initial funding from the facility and the amendments to the subordinated note were completed on December 31, 2002.

      The Facility provides a total of up to $42.5 million in revolving and term loans. The term loan is for an amount equal to $12.5 million, while the revolving loan is for an amount not to exceed 85% of Eligible Accounts Receivable (as defined in the loan agreement), subject to certain limitations. The term loan is payable in $1.0 million installments each April 1 and October 1, beginning April 1, 2003, and in $0.5 million installments each July 1 and December 31, until paid in full. Amounts repaid under the term loan increase the maximum availability under the revolving loan. The Facility also provides for the issuance of certain letters of credit. The terms of the Facility require that the Company maintain a minimum availability on the revolving line of credit of $2.5 million. As of June 30, 2003, the Company had $4.4 million of availability on the revolving line of credit. The amount available under the revolving credit line fluctuates on a daily basis dependent upon the amount of Eligible Receivables, the amount of letters of credit outstanding and the amount of outstanding cash borrowings against the revolving credit facility.

      The Facility may be terminated on December 23, 2005, if the Whitney Note is not paid in full or refinanced, on terms acceptable to Foothill, prior to October 31, 2005. The Facility is collateralized by substantially all of the assets of the Company and its subsidiaries. The Facility contains provisions that require the maintenance of certain financial ratios including minimum EBITDA levels, minimum fixed charge coverage ratios, and maximum annual capital expenditure levels. In addition, under the Facility, the Company is prohibited from paying non-intercompany cash dividends.

      The amended Whitney Note is in the form of a $24.0 million Senior Subordinated 12% Note (the “Note”) with detachable warrants to purchase 251,563 shares of the Company’s common stock exercisable through September 9, 2006 at $6.10 per share as adjusted for the one-for-two stock split in July 2003. The warrant exercise price was reduced from $11.0 per share. The Note is collateralized by the Company’s assets, subordinate to Foothill’s interest. Warrants to purchase an additional 5% of the Company’s common stock, exercisable for nominal consideration, will be issuable if the principal amount of the Note is not prepaid by December 31, 2003. Warrants to purchase a second 5% of the Company’s common stock, exercisable for nominal consideration, along with an additional note in the original principal amount of $5 million must also be issued if the outstanding principal amount of the Note is greater than $12 million after December 31, 2003. However, on October 28, 2003 the Company announced that Allied had acquired the Note from Whitney and waived the provisions for the additional warrants equivalent to 10% of the Company’s outstanding common stock and the additional $5 million note. Beginning January 2004 and continuing through June 2004, the interest rate will increase by 1% per annum each month up to a maximum rate of 18%. The amended note contains similar covenants as the original Note, including covenants that, among other matters, limit senior indebtedness, the payment of dividends, and the disposition of assets. The revised covenants also include minimum EBITDA requirements and capital expenditure limitations.

      On October 28, 2003, the Company also announced the FBO Sale, for which closing is, among other things, contingent on: 1) stockholder approval; 2) the completion of due diligence; and 3) regulatory agencies’ approvals and consents. The proceeds from the FBO Sale are subject to the establishment of an escrow account in the amount of $8.3 million to be distributed at the earlier of the award of a long term lease to Allied for the FBO at the Hartsfield Airport or in five equal annual installment payments starting at the first anniversary date of the close of the FBO Sale if the Air Centers’ lease for the Hartsfield FBO is not terminated earlier, reimbursement for certain FBO capital expenditures made by the Company, minimum working capital amounts at closing and other customary terms and conditions. The Company has received consent for the FBO Sale from its Senior Lenders. In accordance with the terms of the definitive agreement, as amended, the FBO Sale is to close on January 16, 2004 but the closing date can be extended, at Allied’s discretion, to April 16, 2004. The Company expects the FBO Sale to close in the Company’s third quarter of fiscal 2004.

      On December 12, 2003, the Company entered into a settlement agreement (the “Hambro Settlement”) relating to litigation with J O Hambro Capital Management and certain of its affiliates and private clients (“J O Hambro”) whereby the Company issued three promissory notes for an aggregate principle amount of $3,586,000 (the “Hambro Notes”) in exchange for the following, among other things: 1) the repurchase of 343,600 shares of the Company’s common stock owned by J O Hambro; 2) reimbursement of certain costs associated with the mutual release of claims; and 3) a standstill agreement associated with the pending lawsuits and anticipated proxy solicitations. The Hambro Notes: 1) are subordinated to the Senior Secured Credit Facility and to the Senior Subordinated Note; 2) are due on the earlier of (a) March 31, 2006, provided that if the Senior Secured Credit Facility Matures on December 31, 2007 then such date shall be March 31, 2008 and (b) the ninetieth day following payment in full of the Senior Secured Credit Facility and the termination of commitments for the Senior Secured Lender to provide financing under the Senior Secured Credit Facility; and 3) bear and accrue interest at the rate of 12% per annum commencing on December 31, 2003 but will increase to 16% per annum for any amount of unpaid principal after June 30, 2004. During the second quarter of fiscal 2004, the Company will recognize as expense $1.8 million, which represents the consideration paid to J.O. Hambro in excess of the market value of such shares at that time.

      At the close of the FBO Sale, the Company estimates gross sales proceeds of $73.1 million. The Company intends to use these proceeds to: 1) prepay the outstanding principal amount on the Senior Secured Term Loan of $10 million; 2) repay all outstanding cash advances on the Revolving Line of Credit; 3) pay all accrued interest, fees and expenses associated with the Senior Secured Credit Facility; 4) provide cash collateral for the outstanding Letters of Credit of approximately $16.0 million; 5) prepay the outstanding principal amount on the Allied Note; 6) pay all accrued interest, fees and expenses associated with the Allied Note; 7) establish an escrow account for the FBO at the Hartsfield Airport in the amount of $8.3 million; 8) repay the outstanding principal amount due on the J. O. Hambro Note of $3.6 million; 9) repay all accrued interest on the Hambro Notes; and 10) pay all commissions, fees and expenses associated with the sale transaction. After settlement of the all of the obligations noted above, the Company estimates that the transaction will result in surplus cash proceeds of approximately $4.0 million, of which an estimated $1.5 million will be required to settle the Company’s current income tax obligation associated with the FBO Sale although the exact amount of the surplus cash proceeds will be dependent upon many factors including, but not limited to, the date of closing.

      The Company is currently evaluating new credit facilities to support the Company’s expansion of its remaining three business lines and to support the Company’s Letters of Credit requirements thereby releasing the cash collateral of approximately $16 million to be used for working capital requirements and general corporate purposes.

      The Company has historically competed in a niche market where it generally purchases fuel from major oil companies and refiners using credit terms which on average are shorter than the credit terms the Company offers its fuel customers. Because of its bulk buying and credit worthiness the Company is able to purchase fuel at a lower price than its customers. Typically, the Company buys on terms that range from 3 days to 15 days and sells on terms ranging up to 30 days. As a result, the Company requires access to sufficient credit facilities which may need to increase in the future as the Company expands its business. The amount of working capital consumed by the Company has depended and is expected to depend primarily on the quantity and the price of fuel bought and sold, the Company’s extension of credit to its customers, customers’ compliance with the Company’s credit terms and the credit terms extended to the Company by its suppliers. Any increase in the quantity and/or price of fuel sold or in credit terms extended to its customers and/or any reduction in credit terms extended to the Company by its suppliers and/or any substantial customer noncompliance with the Company’s credit terms can result in a corresponding increase in the Company’s working capital requirements. Under these circumstances, the Company’s liquidity could be adversely affected unless the Company is able to increase vendor credit or increase lending limits under the Company’s Revolving Credit facility. The Company believes, however, that its current financing arrangements and vendor credit terms should provide the Company with sufficient liquidity in the event of a temporary surge in fuel oil prices. However, to the extent that the Revolving Credit facility or any other credit facility is used to fund increased working capital requirements, the Company will incur additional debt service costs

      The Company’s accounts receivable balance as of June 30, 2003 was $46.7 million. The Company’s accounts receivable are primarily comprised of customer trade receivables net of an allowance for doubtful accounts of $2.0 million. The Company’s credit risk is based in part on the following factors: 1) a substantial portion of the customer trade receivables are related to a single industry (aviation) and 2) at any given point in time, one or several customers may owe a significant balance to the Company. At June 30, 2003, MercFuel’s accounts receivable comprised 58% of the Company’s total receivable. Of MercFuel’s receivables, approximately 9.8% of the customers comprised 65.6% of the total receivables with an average balance of $1.0 million for these customers.

      The Company’s MercFuel operations accounted for approximately 65.3% of the Company’s total revenue in fiscal year 2003. As of June 30, 2003, MercFuel customers comprise approximately 58% of the Company’s total accounts receivable due from what the Company defines as smaller and generally less well-established or well-capitalized airlines, including certain foreign, regional, commuter and start-up airlines. These customers are affected by fluctuations in the economy in general and in the aviation industry specifically. For example, a material rise in the price of aviation fuel tends to adversely impact these types of customers. To the extent that MercFuel’s airline customers are not able to immediately adjust their business operations to reflect increased operating costs, they could take relatively longer to pay the Company’s accounts receivable. Such payment delays would further increase the Company’s working capital demands. In some cases, the impact of such economic fluctuations could materially impair the financial stability of an airline customer such that it would be unable to pay amounts owed to the Company and could result in such airline customer filing for bankruptcy protection. In that event, Mercury could incur significant losses related to the uncollectability of the receivables. The Company has incurred in the past and is likely to continue to incur losses as the result of the business failure of a customer. The Company assesses its credit portfolio on an ongoing basis and establishes allowances which the Company believes are adequate to absorb potential credit problems that can be reasonably anticipated. This assessment includes an analysis of past due accounts as well as a review of accounts with significant balances. Allowances are established for all or some portion of past due balances based upon various factors, including the extent of delinquency, financial conditions of delinquent customers and amounts of insurance and collateral, if any.

      Accounts receivable sales days outstanding were 40 days and 43 days as of June 30, 2003 and 2002, respectively. Accounts receivable days sales outstanding have historically been impacted by a high volume of fuel sales to customers with extended payment terms. However, during fiscal year 2001, the Company added a large customer, AirTran Airways, whose terms are prepaid. The terms of the prepayment provide for weekly payments equal to the following week’s estimated sales. This prepaid customer accounted for approximately 19% and 15% of the Company’s consolidated revenue for the fiscal years ended June 30, 2003 and 2002, respectively.

      In April 2002, the Company received a notice from LAWA of a proposed rent increase for the Avion Warehouse retroactive to June 18, 2001. In response to this notice, the Company submitted protests to the

LAWA Staff and Board of Commissioners regarding the proposed increase on the basis that: 1) the Company had made a substantial investment in the warehouse facility and the proposed rental increase would greatly reduce the Company’s ability to achieve an acceptable rate of return on the Company’s investment to date; 2) if any increase is to be made, it should be determined based on the Company being the developer of the facility and not strictly a tenant; and 3) that the amount of the proposed increase is not justified given the general business environment of the air cargo handling operations. In response to the Company’s protests to the proposed increase, in September 2002 the Company received a revised notice from LAWA of a reduced proposal for a rental increase for the Avion Warehouse. The LAWA Staff intend to present their recommended rental increase to the LAWA Board of Commissioners for approval in late January 2004. From June 18, 2001 through June 30, 2003, the accumulated amount of the retroactive rent increase is $1,579,000, which will be partially offset by recoverable retroactive sublease rental income of $661,000. The LAWA Staff has indicated that the retroactive portion of the rent increase would be payable by the Company in equal monthly installments over the remaining term of the lease agreement, which is scheduled to expire in June 2006. The proposed monthly rent, on a go-forward basis, would increase by $64,600, or 35%, from the existing monthly rent. The Company has accrued $459,000 for the retroactive rent adjustment, which is net of the increased recoverable retroactive sublease rental income, as of June 30, 2002, and has accrued an additional $114,750 on a quarterly basis in fiscal 2003, resulting in a total accrual of $918,000 as of June 30, 2003. As discussed in Item 1. Business under Restatement and Note 1 to the consolidated financial statements, the fiscal 2002 financial statements and each of the first three quarters of fiscal 2003 were restated related to this retroactive rent increase.

      The Company’s most recent recurring capital expenditure requirements have been related to the maintenance and expansion of the Company’s Air Center facilities. During fiscal year 2002, the Company completed the construction of a hangar at the Bedford FBO at a cost of approximately $5.1 million, incurred primarily during fiscal years 2000 and 2001. This hangar was sold in conjunction with the sale of the Bedford facility at the end of fiscal year 2002. The Company spent approximately $1.8 million for the construction of a new hangar at the Jackson Air Center during fiscal year 2002.

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

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

      The Company’s significant contractual obligations and financial commitments are summarized below. Additional information regarding the Company’s financial commitments can be found in Notes 8, 9 and 14 to the Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

Letters of Credit

      As of June 30, 2003, the Company had outstanding letters of credit in the amount of $15.5 million. These letters of credit are included as part of the Company’s revolving credit and reduce the amount of cash availability under the revolving credit facility. A letter of credit in support of the tax exempt bonds issued by the California Economic Development Financing Authority (“CEDFA”) comprised $14.2 million of the outstanding letters of credit as of June 30, 2003.

Lease Commitments

      As of June 30, 2003, the Company’s future minimum lease payments under non-cancelable operating leases for rental properties with terms in excess of one year were as follows:

Thousands
For the Fiscal year Ending June 30,	of dollars

2004	$12,821
2005	11,937
2006	11,078
2007	6,993
2008	5,930
Thereafter	50,051

Total minimum payments	$98,810

      As part of the Company’s normal business practices, the Company enters into site leases with the respective airport agencies for its Air Centers and Air Cargo Operations. In addition, the Company enters into leases for fueling equipment used in its Air Centers and MercFuel businesses.

Long Term Debt

      As of June 30, 2003, the Company had long term debt and notes payable, including the current portion of principal due, in the amount of $53.7 million. Please refer to Notes 8 and 9 of the Company’s Consolidated Financial Statements for a description of the type of long term debt and notes payable outstanding. The principal payment schedule associated with these obligations is as follows:

Thousands
For the Fiscal year Ending June 30,	of dollars

2004	$4,194
2005	4,145
2006	28,154
2007	3,664
2008	1,174
Thereafter	12,364

Total minimum payments	$53,695

Employment Contracts

      The Company has a consulting agreement with its Chairman of the Board (the “Chairman”), and employment agreements with its: 1) President and Chief Executive Officer (“CEO”); 2) Executive Vice President, General Counsel and Secretary (“General Counsel”); and 3) Vice President of Finance, Treasurer and Chief Financial Officer (“CFO”), and other business unit officers. Following is a brief description of the terms and conditions of the key employment contracts.

      The consulting agreement with the Chairman dated as of August 22, 2000 is for a three-year period with automatic one-year extensions at the anniversary dates, starting August 22, 2003, until either party terminates the agreement in writing prior to such renewal. Under this agreement, the Chairman’s annual consulting fee is $350,000 per year.

      The amended and restated employment agreement with the CEO dated as of May 22, 2002 is for a term ending on November 15, 2004, subject to automatic one-year extensions starting on November 15, 2004 and on each successive anniversary date unless either party gives 30 days notice of non-renewal. The annual salary under this agreement is $520,000. The CEO is also eligible for an annual bonus equal to: (i) 25% of the CEO’s base compensation subject to the Company’s consolidated operating income before sales and general and administrative expenses and depreciation (“Adjusted EBIT”) for the most recent completed fiscal year exceeding the average of the Adjusted EBIT for the immediately prior three fiscal years; and (ii) 4.166% of the amount by which the Adjusted EBIT for the most recently completed fiscal year exceeds the average Adjusted EBIT for the immediately prior three fiscal years. The CEO was eligible to participate in the 2002 Management Stock Purchase Plan (the “2002 Plan”), wherein the CEO was eligible to purchase up to 193,825 shares of the Company’s common stock, as adjusted for the reverse stock split, from CFK Partners at a price of $15.00 per share, as adjusted for the one-for-two reverse stock split effective June 18, 2003, such purchase being funded by a loan from the Company. The CEO elected to participate in the 2002 Plan and purchased 193,825 shares of the Company’s common stock, as adjusted for the stock split. The CEO’s obligation to repay the Company is forgiven ratably over a ten-year period provided the CEO remains employed by the Company during such period.

      In the event the CEO’s employment with the Company is terminated for cause, the CEO will not be entitled to receive or be paid a bonus for the year in which employment terminated. In the event the CEO’s employment with the Company is terminated without cause, the Company will be obligated to pay the CEO the lesser of three years base compensation or the base compensation that would have been paid to him over the remaining term of the CEO’s employment agreement, and a bonus for the fiscal year of employment termination in an amount which would otherwise be paid to the CEO prorated over the days the CEO was gainfully employed by the Company during the fiscal year in which the employment termination occurred.

      The employment agreements for the General Counsel and the CFO dated as of May 22, 2002 are each for a period ending on May 22, 2005 subject to automatic one-year extensions starting on May 22, 2005 and each subsequent anniversary date, unless either party gives a minimum 30 days notice of non-renewal. Under the employment agreements the annual base salary for the General Counsel and the CFO is $179,000 and $170,000, respectively. Both the General Counsel and the CFO were eligible to participate in the 2002 Plan, wherein the General Counsel was eligible to purchase up to 15,948 shares and the CFO was eligible to purchase up to 12,500 shares of the Company’s common stock from CFK Partners for a price of $15.00 per share, all amounts as adjusted for the reverse stock split, with such purchases being funded through a loan from the Company. Both the General Counsel and the CFO elected to participate in the 2002 Plan and purchased the maximum number of shares allotted. The obligations to repay the Company are forgiven over a ten-year period, provided they each remained employed by the Company during such period.

      In the event that either the General Counsel’s or the CFO’s employment with the Company is terminated for cause, or in the event of their death or disability, all rights under the respective employment agreements will cease. In the event that either the General Counsel’s or the CFO’s employment with the Company is terminated without cause, the Company will be obligated to pay the respective individual the lesser of one-year’s base compensation or the base compensation that would otherwise be paid to them over the remaining term of the employment agreement, not to be less than the equivalent of six months base compensation.

      As of June 30, 2003, the Company’s future minimum payments for these and other executive employment contracts, excluding discretionary and performance based bonuses, are as follows:

Thousands
For the Fiscal year Ending June 30,	of dollars

2004	$1,388
2005	927

Total minimum payments	$2,315

Purchase Commitments

      Effective April 1, 2003, the Company’s Air Cargo operations entered into a one-year renewal of its contract to purchase all of South African Airlines cargo capacity on its passenger flights from the United States and Canada to South Africa. The commitment for this one-year contract is approximately $4.6 million, which is essentially unchanged from the previous year.

      The Company currently has no fixed volume or fixed price purchase commitments, although the Company may, from time-to-time, commit to such arrangements.

Critical Accounting Policies and Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein, including the financial information reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent form other sources. Actual results reported in future periods may be based upon amounts which differ from those estimates. The following represent what the Company believes are the critical accounting policies most affected by significant management estimates and judgments:

Allowance for Doubtful Accounts

      The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that have been identified. Accounts receivable are reported net of the allowance for amounts that may become uncollectible in the future. Such allowances can be either specific to a particular customer or general to all customers. The Company believes the level of the allowance for bad debts is reasonable based on past experience and an analysis of the net realizable value of the Company’s trade receivables at June 30, 2003. However, the credit loss rate can be impacted by adverse changes in the aviation industry, or changes in the liquidity or financial position of its customers which would affect the collectability of its accounts receivable and its future operating results. If credit losses exceed established allowances, our results of operations and financial condition may be adversely affected.

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

Revenue Recognition

      Revenues are recognized upon delivery of product or the completion of service. For fuel delivered on an into-plane basis, revenue is recognized on the date the fuel is delivered into the aircraft. Aircraft maintenance contracts are recognized as the labor and maintenance is completed. Cargo handling revenue is recognized in the period the cargo is shipped out of the Company’s cargo warehouses. Space logistics and general cargo sales agent services are recognized as revenue in the period that the related flights occur or the commissions are earned. Revenue associated with fixed rate fees of long-term service contracts is recognized on a straight-line basis over the term of the contract. Revenue associated with the variable rate fees of long-term contracts is recognized in the period in which services are performed and completed. The Company’s contracts with the United States Government are subject to profit renegotiation. To date, the Company has not been required to adjust profits arising from United States government contracts.

Income Taxes

      Deferred income taxes are determined using the liability method. A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in the deferred tax asset or liability. If necessary, valuation allowances are established to reduce deferred tax assets to their expected realizable values.

Impairment of Long-Lived Assets and Goodwill

      Long-lived assets and goodwill are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable but in any event, no less than once per year. If this review indicates that the carrying amount is not recoverable, the Company will recognize an impairment loss, measured by the future discounted cash flow method. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement was adopted by the Company on July 1, 2002. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment annually. In accordance with this Statement, the Company completed the transitional goodwill impairment test in November 2002. As a result of the impairment test and the assessment of current financial projections, no adjustments to goodwill were deemed necessary as of June 30, 2003. The Company ceased $0.4 million in annual amortization of goodwill effective July 1, 2002.

New Accounting Pronouncements

      On April 30, 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Such standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of this statement are generally effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation elaborates on disclosures to be made by a guarantor in its interim and annual financial statements with regard to its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and the Company has adopted those requirements beginning in the second quarter of fiscal year 2003. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of the recognition and initial measurement requirements of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

      In January 2003, the FASB issued Interpretation Number 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities considered to be a special purpose entity (“SPE”) in which an enterprise holds a variable interest that it acquired before February 1, 2003. For non-SPE variable purpose entities acquired before February 1, 2003, the interpretation must be adopted no later than the first interim or annual reporting period ending after March 15, 2004. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company is currently evaluating the potential impact of the adoption of FIN 46.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires classification of financial instruments within its scope as a liability, including financial instruments issued in the form of shares that are mandatorily redeemable, because those financial instruments are deemed to be, in essence, obligations of the issuer. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

Inflation

      The Company believes that inflation has not had a significant effect on its results of operations during the past three fiscal years.

Forward-Looking Statements

      Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements. In addition, the Company, from time-to-time, makes forward-looking statements concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based upon current information and involve a number of risks and uncertainties, and there can be no assurance that other factors will not affect the accuracy of such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, risks associated with acquisitions, the financial condition of customers, non-renewal of contracts, government regulation, as well as operating risks, general conditions in the economy and capital markets, and other factors which may be identified from time-to-time in the Company’s Securities and Exchange Commission filings and other public announcements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

      The Company does not currently utilize material derivative financial instruments which expose the Company to significant market risk. However, the Company’s cash flow, earnings, and the fair value of its debt, may be adversely effected due to changes in interest rates with respect to its long-term debt. The table below presents principal cash flows and related weighted average interest rates of the Company’s long-term debt at June 30, 2003 by expected maturity dates. Weighted average variable rates are based on rates in effect at June 30, 2003. These rates should not be considered a predictor of actual future interest rates.

	Expected Maturity Date

	June-04	June-05	June-06	June-07	June-08	Thereafter	Total	Fair Value

Fixed Rate Subordinated Note	0	0	$24,000,000	0	0	0	$24,000,000	$24,000,000
Average Interest Rate	29.3%	29.3%	29.3%	0	0	0	29.3%
Fixed Rate Other Debt	$194,000	$146,000	$154,000	$163,000	$173,000	$3,276,000	$4,106,000	$4,106,000
Average Interest Rate	7.71%	7.36%	7.34%	7.33%	7.32%	7.26%	7.30%
Variable Rate Tax Exempt Bonds (1)	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$9,000,000	$14,000,000	$14,000,000
Average Interest Rate	1.24%	1.24%	1.24%	1.24%	1.24%	1.24%	1.24%
Variable Rate Other Debt (2)	$3,000,000	$3,000,000	$3,000,000	$2,500,000	$88,000	0	$11,588,000	$11,588,000
Average Interest Rate	5.00%	5.00%	5.00%	5.00%	5.00%	0	5.00%

(1)	The interest rate is based upon a weekly remarketing of the bonds.

(2)	Consists of debt under which interest rates will fluctuate based upon changes in the prime rate or LIBOR.

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

      See Part IV, Item 15, pages F1 through F35 immediately following.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Deloitte & Touche LLP (“D&T”) was previously the principal accountant for the Company. On June 16, 2003, the Company’s Audit Committee of the Board of Directors (the “Audit Committee”) recommended to the Company’s Board of Directors to terminate D&T’s appointment as principal accountant and for PricewaterhouseCoopers LLP to be engaged as principal accountant. The Audit Committee’s recommendation to change accountants was approved by the Company’s Board of Directors on that date.

      In connection with the audits of the two fiscal years ended June 30, 2002, and during the subsequent interim period through June 16, 2003, there were no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused D&T to make reference thereto in their report on the financial statements for such years.

      The audit reports of D&T on the consolidated financial statements of the Company as of and for the fiscal years ended June 30, 2002 and 2001, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

      The Company requested D&T to furnish the Company with a letter addressed to the Securities and Exchange Commission (“SEC”) stating whether or not it agreed with the above statements. A copy of such letter, dated June 23, 2003, was filed as Exhibit 16.1 to Form 8-K, which was filed with the SEC on June 16, 2003.

      During the two fiscal years ended June 30, 2002 and subsequent interim period through June 16, 2003, the Company did not consult with PricewaterhouseCoopers LLP regarding the application of accounting principles generally accepted in the United States of America to a specific transaction, either proposed or completed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements.

      In November 2003, the Company’s management recommended to the Audit Committee for the Audit Committee to engage PricewaterhouseCoopers LLP to conduct a re-audit of the Company’s financial statements for fiscal years 2002 and 2001 (which, as discussed in Note 1 of the Notes to Consolidated Financial Statements, have been restated), in addition to their engagement to audit the Company’s financial statements for fiscal year 2003. The Audit Committee approved the engagement of PricewaterhouseCoopers LLP to re-audit the Company’s financial statements for fiscal 2002 and 2001.

Item 9A.	Control and Procedures.

      Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) and 15d-15 (3) required by Securities Exchange Act Rules 13a-15 (b) or 15-d-15 (b), the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were effective.

      Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      Reference is made to the information set forth under the caption “Election of Directors” and “Executive Officers, Compensation and Other Information” of the Company’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in February 2004 (the “2003 Proxy Statement”) for a description of the directors and executive officers of the Company, which information is incorporated herein by reference.

Item 11.	Executive Compensation.

      Reference is made to the information set forth under the caption “Executive Compensation” of the 2003 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

      Reference is made to the table, including the footnotes thereto, set forth under the caption “Election of Directors” of the 2003 Proxy Statement, for certain information respecting ownership of stock of the Company by management and certain shareholders, which table and footnotes are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

      Reference is made to the information set forth under the caption “Certain Transactions” of the 2003 Proxy Statement for certain information with respect to relationships and related transactions, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

      Reference is made to the information set forth under the caption “Information Relating to the Company’s Independent Public Accountants” of the 2003 Proxy Statement for certain information with respect to principal accountant fees and services which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) Financial Statements

(a)(2) Supplemental Schedule for each of the three years in the period ended June 30, 2003:

Schedule II — Valuation and Qualifying Accounts	F-35

      All other items are not included in this Annual Report on Form 10-K either because they are not applicable or are included in the information as set forth in the Consolidated Financial Statements or in the Notes to Consolidated Financial Statements.

      (a)(3) Exhibits and Exhibit List:

Exhibit
No.	Description

2.1	Agreement and Plan of Merger adopted January 9, 2001.(17)
2.2	Certificate of Merger.(17)
2.3	Stock Purchase Agreement Dated as of October 28, 2003. By and Among Allied Capital Corporation, Mercury Air Centers, Inc. and Mercury Air Group, Inc.(28)
3.1	Certificate of Incorporation.(17)
3.2	Amended and Restated Bylaws of Mercury Air Group, Inc. adopted December 7, 2002.(25)
3.3	Certificate of Designations of Series A 8% Cumulative Convertible Preferred Stock.(27)
4.1	Loan Agreement between California Economic Development Financing Authority and Mercury Air Group, Inc. relating to $19,000,000 California Economic Development Financing Authority Variable Rate Demand Airport Facilities Revenue Bonds, Series 1998 (Mercury Air Group, Inc. Project) dated as of April 1, 1998.(2)
4.2	Securities Purchase Agreement dated September 10, 1999 by and among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(12)
4.3	Amendment No. 1 dated as of September 30, 2000 by and between J.H. Whitney Mezzanine, L.P. and Mercury Air Group, Inc. to the Securities Agreement.(16)
4.4	Waiver and Consent Agreement dated as of December 29, 2000 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(17)
4.5	Waiver and Consent Agreement dated as of July 2, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(18)
4.6	Waiver Agreement dated as of September 25, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(18)
4.7	Amendment No. 2 dated as of September 30, 2001 by and between J.H. Whitney Mezzanine Fund, L.P. and Mercury Air Group, Inc. to the Securities Purchase Agreement.(19)
4.8	Waiver Agreement dated as of November 26, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine, L.P.(21)
4.9	Waiver Agreement dated as of December 21, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine, L.P.(21)
4.10	Waiver Agreement dated as of June 26, 2002 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine, L.P.(24)
4.11	Amendment No. 3 to Securities Purchase Agreement by and between Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P. dated as of December 30, 2002.(26)
4.12	Amended and Restated J.H. Whitney Mezzanine Fund, L.P. Warrant dated September 10, 1999.(26)
4.13	Amended and Restated J.H. Whitney Mezzanine Fund, L.P. Senior Subordinated Promissory Note dated September 10, 1999.(26)
4.14	Security Agreement by and between Mercury Air Group, Inc. and each of its subsidiaries hereto as Obligors and J.H. Whitney Mezzanine Fund, L.P. as the Lenders, dated as of December 30, 2002.(26)
4.15	Subordination Agreement among J.H. Whitney Mezzanine Fund, L.P. Foothill Capital Corporation, as Agent and Mercury Air Group, Inc. and certain of its subsidiaries signatory thereto, dated as of December 30, 2002.(26)
4.16	Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain subsidiaries signatory thereto, dated as of December 30, 2002.(26)
4.17	First Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its subsidiaries, dated March 12, 2003.
4.18	Second Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its subsidiaries, dated March 31, 2003.

Exhibit
No.	Description

4.19	Third Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its subsidiaries, dated July 16, 2003.
4.20	Fourth Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its subsidiaries, dated August 1, 2003.
4.21	Amendment No. 4 to Securities Purchase Agreement by and between Mercury Air Group, Inc. and Allied Capital Corporation, as Assignee of J.H. Whitney Mezzanine Fund, L.P. dated as of October 28, 2003(28)
4.22	Assignment of Note dated as of October 28, 2003 between Allied Capital Corporation and J.H. Whitney Mezzanine Fund, L.P.(28)
4.23	Second Amended and Restated Allied Capital Corporation 12% Senior Subordinated Promissory Note dated September 10, 1999(28)
4.24	Second Amended and Restated Allied Capital Corporation Warrant dated October 28, 2003(28)
4.25	Securities Purchase Agreement dated as of October 28, 2003 by and among J.H. Whitney Mezzanine Fund, L.P. and J.H. Whitney Mezzanine Debt Fund, L.P., Allied Capital Corporation and Mercury Air Group, Inc.(28)
4.26	Second Amended and Restated J.H. Whitney Mezzanine Fund, L.P. Warrant dated October 28, 2003(28)
10.1	Mercury Air Group, Inc.’s 1990 Long-Term Incentive Plan.(4)*
10.2	Mercury Air Group, Inc.’s 1990 Directors Stock Option Plan.(1)*
10.3	Memorandum Dated September 15, 1997 regarding Summary of Officer Life Insurance Policies with Benefits Payable to Officers or Their Designated Beneficiaries.(8)*
10.4	Non-Qualified Stock Option Agreement dated March 21, 1996, by and between Frederick H. Kopko and Mercury Air Group, Inc.(6)*
10.5	Mercury Air Group, Inc.’s 1998 Long-Term Incentive Plan.(10)*
10.6	Mercury Air Group, Inc.’s 1998 Directors Stock Option Plan.(10)*
10.7	Revolving Credit and Term Loan Agreement dated as of March 2, 1999 by and among Mercury Air Group, Inc., The Banks listed on Schedule 1 thereto, and The Fleet National Bank f/k/a BankBoston, N.A., as Agent.(11)
10.8	First Amendment to Revolving Credit and Term Loan Agreement dated as of September 10, 1999.(14)
10.9	Second Amendment to Revolving Credit and Term Loan Agreement dated as of March 31, 2000.(14)
10.10	Third Amendment, Waiver and Consent to Revolving Credit and Term Loan Agreement dated as of August 11, 2000.(14)
10.11	The Company’s 401(k) Plan consisting of CNA Trust Corporation. Regional Prototype Defined Contribution Plan and Trust and Adoption Agreement.(14)*
10.12	Employment Agreement dated July 31, 2000 between the Company and Dr. Philip J. Fagan.(15)*
10.13	Fourth Amendment to Revolving Credit and Term Loan Agreement dated as of November 14, 2000.(16)
10.14	Amendment No. 1 to Mercury Air Group, Inc. 1998 Long-Term Incentive Option Plan as of August 22, 2000.(16)*
10.15	Amendment No. 1 to Mercury Air Group, Inc. 1998 Directors Stock Option Plan as of August 22, 2000.(16)*
10.16	Limited Waiver letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 21, 2001.(18)
10.17	Fifth Amendment to Revolving Credit and Term loan Agreement dated as of September 21, 2001.(18)
10.18	Limited Consent letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 30, 2001.(19)
10.20	Limited waiver and Consent to Revolving Credit and Term Loan Agreement dated as of December 31, 2001.(21)

Exhibit
No.	Description

10.21	2002 Management Stock Purchase Plan.(22)
10.22	Amended and Restated Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Joseph A, Czyzyk.(22)*
10.23	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Wayne J. Lovett(22)*
10.24	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and John Enticknap(22)*
10.25	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Mark Coleman(22)*
10.26	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Steven S. Antonoff(22)*
10.27	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Robert Schlax(22)*
10.28	Limited waiver and Consent to Revolving Credit and Term Loan Agreement dated as of June 27, 2002.(24)
10.29	Sale-Leaseback agreement made by and between CFK Realty Partners, LLC and Mercury Air Group, Inc. dated December 15, 2001.(24)
10.30	Amendment to Sale-Leaseback agreement made by and between CFK Realty Partners, LLC and Mercury Air Group, Inc.(24)
10.31	Promissory Note by CFK Partners, LLC in favor of Mercury Air Group, Inc.(24)
10.32	Limited Waiver and Consent to Revolving Credit and Term Loan Agreement dated as June 27, 2002.(24)
10.33	Amendment No. 1 to Amended and Restated Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Joseph A. Czyzyk.*(24)
10.34	Lease dated December 31, 2001 by and between CFK Realty Partners, LLC. and Mercury Air Group, Inc.
10.35	Settlement Agreement dated December 12, 2003 by and among (i) J O Hambro Capital Management Group Limited, (ii) J O Hambro Capital Management Limited, (iii) American Opportunity Trust PLC, (iv) The Trident North Atlantic Fund, and (v) Mercury Air Group, Inc.(29)
21.1	Subsidiaries of Registrant.
23.1	Consent of PricewaterhouseCoopers LLP with respect to incorporation of their report on the audited financial statements contained in this Annual Report on Form 10-K in the Company’s Registration Statement on Form S-8 (Registration Statement No. 33-69414)
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.
99.1	Partnership Agreement dated as of July 27, 2000 of CFK Partners by and among Philip J. Fagan, M.D., Frederick H. Kopko, Jr. and Joseph A. Czyzyk.(13)

*	Denotes managements’ contract or compensation plan or arrangement.

(1)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 10, 1993 Annual Meeting of Stockholders and is incorporated herein by reference.

(2)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and are incorporated herein by reference.

(3)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-39044 on Form S-2 and are incorporated herein by reference.

(4)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 2, 1992 Annual Meeting of Stockholders.

(5)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-65085 on Form S-1 and are incorporated herein by reference.

(6)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and are incorporated herein by reference.

(7)	All such documents were previously filed as Exhibits to the Company’s Report on Form 8-K filed September 13, 1996 and are incorporated herein by reference.

(8)	Such document was previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997 and is incorporated herein by reference.

(9)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and are incorporated herein by reference.

(10)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 3, 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

(11)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and are incorporated herein by reference.

(12)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 and are incorporated herein by reference.

(13)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on August 11, 2000 and is incorporated herein by reference.

(14)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and is incorporated herein by reference.

(15)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and are incorporated herein by reference.

(16)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and are incorporated herein by reference.

(17)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and are incorporated herein by reference.

(18)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and are incorporated herein by reference.

(19)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and are incorporated herein by reference.

(20)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the November 7, 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

(21)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and are incorporated herein by reference.

(22)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on June 5, 2002 and is incorporated herein by reference.

(23)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on July 11, 2002 and is incorporated herein by reference.

(24)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and are incorporated herein by reference.

(25)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on December 7, 2002 and is incorporated herein by reference.

(26)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on December 30, 2002 and is incorporated herein by reference.

(27)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and are incorporated herein by reference.

(28)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on October 28, 2003 and is incorporated herein by reference.

(29)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on December 12, 2003 and is incorporated herein by reference.

      (b) Reports on Form 8-K:

A Form 8-K was filed on May 15, 2003 reporting on Item 5. Other Events and Item 7. Financial Statements and Exhibits, as to the operating results of the Company for the three and nine month periods ended March 31, 2003.

A Form 8-K was filed on June 23, 2003 reporting on Item 4. Changes in Registrants Certifying Accountant and Item 7. Financial Statement and Exhibits, as to the dismissal of Deloitte & Touche, LLP as the Company’s independent audit firm. No financial statements were filed with this report.

A Form 8-K was filed on June 30, 2003 reporting on Item 5. Other Events and Regulation FD Disclosure and Item 7. Financial Statements and Exhibits, as to the lawsuit filed by the Company against Acquisitor Holdings, LLC, JO Hambro Capital Management Ltd., JO Hambro Capital Management Group, Ltd., American Opportunity Trust PLC, Trident North Atlantic Fund, Executive Air Support, Inc. and Christopher Mills.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Los Angeles, State of California, on December 30, 2003.

MERCURY AIR GROUP, INC.

By:	/s/ PHILIP J. FAGAN, JR., M.D.

Philip J. Fagan, Jr., M.D.
Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signers:

Chairman of the Board

/s/ PHILIP J. FAGAN, JR. M.D. Philip J. Fagan, Jr. M.D. Chairman of the Board	Dated: December 30, 2003

Principal Executive Officer and Director:

/s/ JOSEPH CZYZYK Joseph Czyzyk Chief Executive Officer and Director	Dated: December 30, 2003

/s/ ROBERT SCHLAX Robert Schlax Chief Financial Officer	Dated: December 30, 2003

Additional Directors:

/s/ FREDERICK H. KOPKO, JR. Frederick H. Kopko, Jr. Director	Dated: December 30, 2003

/s/ GARY J. FERACOTA Gary J. Feracota Director	Dated: December 30, 2003

/s/ SERGEI KOUZMINE Sergei Kouzmine Director	Dated: December 30, 2003

/s/ MICHAEL J. JANOWIAK Michael J. Janowiak Director	Dated: December 30, 2003

/s/ ANGELO PUSATERI Angelo Pusateri Director	Dated: December 30, 2003

Exhibit 31.1

MERCURY AIR GROUP, INC

CERTIFICATIONS PURSUANT TO

SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Joseph Czyzyk, certify that:

1. I have reviewed this annual report on SEC Form 10-K of Mercury Air Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, nor misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have;

a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c. disclosed in this report any changes in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected the registrant’s internal controls over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing similar functions);

a. all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial data; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

/s/ JOSEPH CZYZYK ------------------------------------------------ Joseph Czyzyk Chief Executive Officer and Director

December 30, 2003

Exhibit 31.2

MERCURY AIR GROUP, INC

CERTIFICATIONS PURSUANT TO

SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Robert Schlax, certify that:

1. I have reviewed this annual report on SEC Form 10-K of Mercury Air Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, nor misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have;

a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c. disclosed in this report any changes in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected the registrant’s internal controls over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing similar functions);

a. all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial data; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

/s/ ROBERT SCHLAX ------------------------------------------------ Robert Schlax Chief Financial Officer

December 30, 2003

Exhibit 32.1

STATEMENT

      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350, the undersigned officer of Mercury Air Group, Inc. (the “Company”) hereby certifies that to the knowledge of the undersigned:

(1) The Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 fully complies with the requirements of sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joseph Czyzyk

Joseph Czyzyk
Chief Executive Officer and Director

December 30, 2003

Exhibit 32.2

STATEMENT

      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350, the undersigned officer of Mercury Air Group, Inc. (the “Company”) hereby certifies that to the knowledge of the undersigned:

(3) The Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 fully complies with the requirements of sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(4) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Robert Schlax

Robert Schlax
Chief Financial Officer

December 30, 2003

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Mercury Air Group, Inc.

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mercury Air Group, Inc. and its subsidiaries (the “Company”) at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2)present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 to the consolidated financial statements, the 2002 and 2001 financial statements, previously audited by other independent auditors, have been restated.

      As discussed in Note 4 to the consolidated financial statements, effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company ceased amortizing goodwill as of July 1, 2002.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

December 29, 2003

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2003	2002

		(Restated, see Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,802,000	$5,565,000
Restricted cash		3,780,000
Trade accounts receivable, net of allowance for doubtful accounts of $2,006,000 and $1,583,000 at June 30, 2003 and 2002, respectively	46,753,000	47,570,000
Inventories, principally aviation fuel	4,422,000	2,985,000
Prepaid expenses and other current assets	5,241,000	3,042,000
Deferred income taxes	901,000

TOTAL CURRENT ASSETS	60,119,000	62,942,000
PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated depreciation and amortization of $61,061,000 and $54,383,000 at June 30, 2003 and 2002, respectively	58,844,000	61,094,000
NOTES RECEIVABLE, net of allowance for doubtful accounts of $509,000 at June 30, 2003.	1,815,000	2,158,000
DEFERRED INCOME TAXES	2,284,000	1,302,000
GOODWILL	4,389,000	4,389,000
OTHER INTANGIBLE ASSETS, NET	1,033,000	233,000
OTHER ASSETS, NET	4,471,000	4,096,000

TOTAL ASSETS	$132,955,000	$136,214,000

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,677,000	$35,449,000
Accrued expenses and other current liabilities	10,162,000	8,861,000
Current portion of long-term debt	4,194,000	14,677,000
Current portion of Senior Subordinated Notes		23,179,000

TOTAL CURRENT LIABILITIES	49,033,000	82,166,000
LONG-TERM DEBT	25,501,000	17,516,000
SENIOR SUBORDINATED NOTES	23,445,000
DEFERRED INCOME TAXES		169,000
DEFERRED RENT	1,885,000	1,943,000
MINORITY INTEREST	180,000

TOTAL LIABILITIES	100,044,000	101,794,000

COMMITMENTS AND CONTINGENCIES (NOTE 14)

MANDATORILY REDEEMABLE PREFERRED STOCK, Series A — $0.01 par value; 1,000,000 shares authorized; 462,627 shares outstanding at June 30, 2003	481,000
STOCKHOLDERS’ EQUITY:
Preferred Stock — $.01 par value; 2,000,000 shares authorized; no shares outstanding
Common Stock — $.01 par value; 18,000,000 shares authorized;
3,293,568 shares outstanding at June 30, 2003;
3,270,850 shares outstanding at June 30, 2002	33,000	33,000
Additional paid-in capital	22,496,000	22,266,000
Retained earnings	14,018,000	16,872,000
Accumulated other comprehensive loss	(86,000)	(316,000)
Notes receivable from officers	(4,031,000)	(4,435,000)

TOTAL STOCKHOLDERS’ EQUITY	32,430,000	34,420,000

TOTAL LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY	$132,955,000	$136,214,000

See accompanying notes to consolidated financial statements.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,

	2003	2002	2001

		(Restated, see Note 1)
Sales and revenues:
Sales	$337,217,000	$293,731,000	$385,868,000
Service revenues	91,798,000	89,611,000	92,578,000

Total sales and revenues	429,015,000	383,342,000	478,446,000

Costs and Expenses:
Costs of sales	298,686,000	253,264,000	347,456,000
Operating expenses	104,366,000	102,265,000	96,725,000

Total costs and expenses	403,052,000	355,529,000	444,181,000

Gross margin (excluding depreciation and amortization)	25,963,000	27,813,000	34,265,000

Expenses (Income):
Selling, general and administrative	10,818,000	11,771,000	7,929,000
Provision for bad debts	1,648,000	1,358,000	3,425,000
Depreciation and amortization	7,963,000	9,258,000	9,331,000
Interest expense	7,956,000	5,830,000	7,184,000
Gain on sale of facilities and property		(8,929,000)
Expenses of discontinued stock offering		985,000
Write-off of deferred financing costs	1,773,000
Write-down of investments	196,000		300,000
Interest income	(122,000)	(77,000)	(48,000)

Total expenses (income)	30,232,000	20,196,000	28,121,000

Income (loss) from continuing operations before income tax provision (benefit)	(4,269,000)	7,617,000	6,144,000
Income tax provision (benefit)	(1,471,000)	2,930,000	2,397,000

Net income (loss) from continuing operations	(2,798,000)	4,687,000	3,747,000
Discontinued Operations:
Loss from discontinued operations, net of income tax benefit of $109,000 and $548,000 in 2002 and 2001, respectively		(170,000)	(858,000)
Loss on sale of discontinued operations, net of income tax benefit of $305,000			(477,000)

Net income (loss)	$(2,798,000)	$4,517,000	$2,412,000
Accrued preferred stock dividends	(19,000)

Net income (loss) applicable to common stockholders	$(2,817,000)	$4,517,000	$2,412,000

Net income (loss) per common share:
Basic:
From continuing operations	$(0.86)	$1.43	$1.15
Loss from discontinued operations		(0.05)	(0.26)
Loss on sale of discontinued operations			(0.15)

Net income (loss)	$(0.86)	$1.38	$0.74

Diluted:
From continuing operations	$(0.86)	$1.40	$1.12
Loss from discontinued operations		(0.05)	(0.26)
Loss on sale of discontinued operations			(0.14)

Net income (loss)	$(0.86)	$1.35	$0.72

See accompanying notes to consolidated financial statements.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,

	2003	2002	2001

		(Restated, see Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,798,000)	$4,517,000	$2,412,000
Add: Loss from discontinued operations		170,000	1,335,000

Income (loss) from continuing operations	(2,798,000)	4,687,000	3,747,000
Adjustments to derive cash flow from operating activities:
Gain of sale of facilities and properties		(8,929,000)
Bad debt expense	1,648,000	1,358,000	3,425,000
Depreciation and amortization	7,963,000	9,258,000	9,331,000
Deferred income taxes	(2,052,000)	(1,757,000)	270,000
Deferred rent	(58,000)	589,000	677,000
Compensation expense related to remeasurement of stock options	318,000	87,000
Expense related to discount of executive stock purchase		792,000
Executive loan amortization	404,000	34,000
Amortization of senior subordinated note discount	266,000	192,000	186,000
Loss on retirement/sale of assets	24,000
Write off of deferred financing costs	1,773,000
Write down of investments	196,000
Amortization of deferred financing costs	558,000
Executive compensation used to purchase preferred stock	204,000
Executive compensation used to exercise stock options	174,000
Changes in operating assets and liabilities:
Trade accounts receivable	(831,000)	4,602,000	(14,050,000)
Inventories	(1,437,000)	1,084,000	(641,000)
Prepaid expenses and other current assets	(2,198,000)	(160,000)	22,000
Accounts payable	(773,000)	3,685,000	5,924,000
Accrued expenses and other current liabilities	1,426,000	(1,593,000)	4,656,000

Net cash provided by operating activities	4,807,000	13,929,000	13,547,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	3,780,000	(3,780,000)
Decrease (increase) in other assets	(1,080,000)	(437,000)	1,499,000
Decrease (increase) in notes receivable	343,000	(78,000)
Acquisition of businesses			(10,400,000)
Proceeds from sale of facilities and property	82,000	17,068,000
Additions to property, equipment and leaseholds	(4,065,000)	(4,500,000)	(6,471,000)

Net cash provided by (used in) investing activities	(940,000)	8,273,000	(15,372,000)

	Year Ended June 30,

	2003	2002	2001

		(Restated, see Note 1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (reduction of) additions to debt instruments	(6,833,000)	(19,828,000)	2,727,000
Early retirement of debt	(13,285,000)
Proceeds from refinancing	16,923,000
Payments received from notes receivable — officers			75,000
Repurchase of stock for executive plan		(3,934,000)
Increase in deferred financing costs	(3,550,000)
Repurchase of common stock	(370,000)	(311,000)
Proceeds from issuance of preferred stock	259,000
Proceeds from exercise of stock options	72,000
Proceeds from issuance of common stock		40,000	430,000

Net cash provided by (used in) financing activities	(6,784,000)	(24,033,000)	3,232,000

Effect of exchange rate changes on cash	154,000	(88,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(2,763,000)	(1,919,000)	1,407,000
Net cash provided by discontinued operations		3,598,000	398,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,565,000	3,886,000	2,081,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,802,000	$5,565,000	$3,886,000

CASH PAID DURING THE YEAR FOR:
Interest	$5,383,000	$5,786,000	$7,306,000
Income taxes	$5,176,000	$470,000	$3,000
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Adjustment of warrants on subordinated note		$43,000
Note receivable due to sale of property		$570,000

See accompanying notes to consolidated financial statements.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
					Notes	Other
	Number of		Additional	Retained	Receivable	Comprehensive
	Shares	Amount	Paid-in Capital	Earnings	From Officers	(Loss)	Total

Balances, June 30, 2000 (Restated, see Note 1)	3,236,477	$32,000	$21,046,000	$10,060,000	$(608,000)	$(228,000)	$30,302,000
Net income				2,412,000			2,412,000
Common stock issued on exercise of options	51,863	1,000	429,000				430,000
Reduction of note receivable from sale of stock					75,000		75,000

Balances, June 30, 2001	3,288,340	33,000	21,475,000	12,472,000	(533,000)	(228,000)	33,219,000
Comprehensive income (loss):
Net income (Restated, see Note 1)				4,517,000			4,517,000
Foreign currency translation adjustment						(88,000)	(88,000)

Comprehensive income							4,429,000

Common stock issued on exercise of options	12,110		40,000				40,000
Note receivable from sale of stock					(3,934,000)		(3,934,000)
Value of remeasured stock options			110,000				110,000
Repurchase of common stock	(29,600)		(194,000)	(117,000)			(311,000)
Executive compensation related to 2002 Management Stock Purchase Plan			792,000				792,000
Amortization of note from executive stock plan					32,000		32,000
Revaluation of warrants issued in connection with Senior Subordinated Note			43,000				43,000

Balances, June 30, 2002 (Restated, see Note 1)	3,270,850	33,000	22,266,000	16,872,000	(4,435,000)	(316,000)	34,420,000
Comprehensive income (loss):
Net loss				(2,798,000)			(2,798,000)
Foreign currency translation adjustment						230,000	230,000

Comprehensive loss							(2,568,000)

Common stock issued on exercise of options	73,568	1,000	245,000				246,000
Remeasurement of stock options			318,000				318,000
Amortization of note from executive stock plan					404,000		404,000
Repurchase of common stock	(50,850)	(1,000)	(333,000)	(37,000)			(371,000)
Accrual of preferred stock dividends				(19,000)			(19,000)

Balances, June 30, 2003	3,293,568	$33,000	$22,496,000	$14,018,000	$(4,031,000)	$(86,000)	$32,430,000

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies and Restatement:

Business

      Mercury Air Group, Inc. (the “Company”), a Delaware Corporation, was organized in 1956 and provides a broad range of services to the aviation industry through four principal operating units: Mercury Air Centers, Inc. (“Air Centers”), Mercury Air Cargo, Inc. (“Air Cargo”), MercFuel, Inc. (“MercFuel”), and Maytag Aircraft Corporation (“Maytag” or “Government Contract Services”), a provider of government contract services. The Air Centers operations consist of aviation fuel sales, aircraft refueling operations (“into-plane”), aircraft ground support services, aircraft hangar services, aircraft parking (“aircraft tie-down services”) and aircraft maintenance at certain Air Center locations, known as Fixed Based Operations (“FBO’s”), for commercial, private, general aviation and military aircraft (collectively “FBO services”). Air Cargo’s operations consist of cargo handling, cargo space logistics, and general cargo sales agent services. MercFuel’s operations consist of the sale and delivery of fuel, primarily aviation fuel, to domestic and international commercial airlines, corporate aviation and air freight airlines. Maytag’s government contract services consist of the following services primarily for agencies of the United States Government: aircraft refueling and fuel storage operations, base operations support (“BOS”) services, air terminal and ground handling services and weather observation and forecasting services.

      On October 28, 2003, the Company announced that it had entered into a definitive agreement, subject to the Company’s stockholders’ approval, completion of due diligence, and regulatory agencies’ approvals and consents, to sell 100% of the outstanding common stock of Air Centers to Allied Capital Corporation (“Allied”) for $70 million, subject to adjustments, with closing of the transaction expected to occur between December 31, 2003 and March 31, 2004. As of the date of this report, the completion of the sale transaction is still pending. For more information on this pending transaction, refer to Note 19 — Subsequent Events.

Restatement

      The fiscal 2002 and 2001 financial statements and each of the first three quarters of fiscal 2003 have been restated related to the following items: (1) To record as of June 30, 2002 an accrual of $459,000 (representing increased rent expense of $789,000 net of retroactive recoverable sublease rental income of $330,000) for a rent increase related to one of Air Cargo’s warehouse facilities at Los Angeles International Airport which is retroactive to June 18, 2001. The Company had previously recognized no accrual for this retroactive rent increase in its fiscal 2002 financial statements, as the Company was disputing the amount of the increase; however, the Company subsequently determined that it had received information regarding the proposed rent increase prior to the issuance of its fiscal 2002 financial statements which provided substantial evidence that an obligation existed at the balance sheet date and that the amount of the liability could be reasonably estimated; (2) To record additional compensation expense of $430,000 during the fourth quarter of fiscal 2002 in connection with the 2002 Management Stock Purchase Plan, pursuant to which the Company had loaned certain officers in May 2002 a total of $3.9 million to purchase shares of the Company’s stock from CFK Partners (which is owned by three of the Company’s directors) at $15.00 per share as adjusted for the one-for-two reverse stock split effective June 18, 2003. The trading price of the shares at this time was $9.80 per share. A full recourse loan was made to the Company’s Chief Executive Officer in the amount of $2.9 million, and non-recourse loans totaling $1 million were made to the other executives (“Other Executives”). The Company originally recorded a compensation charge of $356,000 in connection with this transaction to write down the non-recourse loans based on the difference between the purchase price paid by the Other Executives for the shares and the market value of such shares at that time. The Company has determined that it was proper to record the compensation expense of $356,000 to reflect the benefit received by CFK Partners for the purchase price paid by the Other executives in excess of the market value of such shares at that time; however, the non-recourse loans should not have been written-down, but rather additional paid-in capital should have been credited for $356,000. In addition, the Company determined that it should have recorded additional compensation expense of $436,000 related to the recourse loan and the shares purchased by the CEO to also reflect the benefit received by CFK Partners related to the purchase price paid by the CEO for his shares in excess of the market value of such shares at that time. The benefit attributed to the CEO’s interest in CFK Partners has been deducted in determining the compensation expense related to these loans. Accordingly, the fiscal 2002 financial statements have been restated to record in the fourth quarter of fiscal 2002 the reversal of the write-down of the non-recourse loans and a credit to additional paid-in capital for $356,000, and to record additional compensation expense of $436,000. The non-recourse loans are being accounted for as a variable stock plan pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and the recourse loan is being accounted for as a fixed stock plan; (3) To reverse the sale-leaseback accounting associated with the sale of a building housing the Company’s corporate headquarters and accounting for this transaction as a financing effective January 2002. The Company sold the corporate headquarters to CFK Realty Partners, LLC (“CFK Realty”), a wholly owned subsidiary of CFK Partners, and concurrently entered into a ten-year lease of the property. However, the Company has determined that CFK Realty was not sufficiently capitalized to permit sale-leaseback accounting and the non-consolidation of CFK Realty. Accordingly, the fiscal 2002 financial statements have been restated to fully consolidate CFK Realty effective in the third quarter of fiscal 2002, resulting in land and building totaling $1.8 million, net of accumulated depreciation, being reinstated on the books of the Company, recording of debt related to a loan of $3.2 million incurred by CFK Realty to finance the acquisition, reversal of a deferred gain of $2.1 million recorded by the Company at the time of the transaction, and the reversal of rent expense and recording of depreciation resulting in additional pre-tax expense of $23,000 for the third and fourth quarters of fiscal 2002 combined; and (4) to adjust opening retained earnings by $363,000 to correct for income tax adjustments that should have been recorded in years prior to fiscal 2001.

      The fiscal 2002 restatement resulted in a reduction in previously recorded net income of $516,000. The restatement for fiscal 2002 reduced previously reported basic and diluted net income per share by $0.15 and $0.16, respectively. The Company’s fiscal 2002 and 2001 financial statements, previously audited by other independent auditors, were re-audited by PricewaterhouseCoopers LLP.

      The following statements present the impact of the restatement on balances as reported, and as restated, at June 30, 2002 and for the year then ended:

CONSOLIDATED BALANCE SHEETS

	June 30, 2002

	As Reported	As Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,554,000	$5,565,000
Restricted cash	3,780,000	3,780,000
Trade accounts receivable, net of allowance for doubtful accounts	46,958,000	47,570,000
Inventories, principally aviation fuel	2,985,000	2,985,000
Prepaid expenses and other current assets	3,077,000	3,042,000
Note receivable from affiliate	1,400,000

TOTAL CURRENT ASSETS	63,754,000	62,942,000
PROPERTY, EQUIPMENT AND LEASEHOLDS, net	59,286,000	61,094,000
NOTES RECEIVABLE	2,158,000	2,158,000
DEFERRED INCOME TAXES	770,000	1,302,000
GOODWILL	4,389,000	4,389,000
OTHER INTANGIBLE ASSETS, NET	233,000	233,000
OTHER ASSETS, NET	4,096,000	4,096,000

TOTAL ASSETS	$134,686,000	$136,214,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,085,000	$35,449,000
Accrued expenses and other current liabilities	8,459,000	8,861,000
Current portion of long-term debt	14,677,000	14,677,000
Current portion of Senior Subordinated Notes	23,179,000	23,179,000

TOTAL CURRENT LIABILITIES	81,400,000	82,166,000
LONG-TERM DEBT	14,351,000	17,516,000
DEFERRED GAIN	2,146,000
DEFERRED INCOME TAXES		169,000
DEFERRED RENT	1,943,000	1,943,000

TOTAL LIABILITIES	99,840,000	101,794,000

STOCKHOLDERS’ EQUITY:
Common stock	33,000	33,000
Additional paid-in capital	21,451,000	22,266,000
Retained earnings	17,751,000	16,872,000
Accumulated other comprehensive loss	(316,000)	(316,000)
Notes receivable from officers	(4,073,000)	(4,435,000)

TOTAL STOCKHOLDERS’ EQUITY	34,846,000	34,420,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$134,686,000	$136,214,000

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	June 30, 2002

	As Reported	As Restated

Sales and revenues	$383,342,000	$383,342,000

Costs and Expenses:
Costs of sales	253,264,000	253,264,000
Operating expenses	101,806,000	102,265,000

Total costs and expenses	355,070,000	355,529,000

Gross margin (excluding depreciation and amortization)	28,272,000	27,813,000

Expenses (Income):
Selling, general and administrative	11,518,000	11,771,000
Provision for bad debts	1,358,000	1,358,000
Depreciation and amortization	9,213,000	9,258,000
Interest expense	5,710,000	5,830,000
Gain on sale of facilities and property	(8,929,000)	(8,929,000)
Expenses of discontinued stock offering	985,000	985,000
Interest income	(112,000)	(77,000)

Total expenses	19,743,000	20,196,000

Income from continuing operations before income tax provision	8,529,000	7,617,000
Income tax provision	3,326,000	2,930,000

Net income from continuing operations	5,203,000	4,687,000
Loss from discontinued operations, net of tax	(170,000)	(170,000)

Net income	$5,033,000	$4,517,000

Net income (loss) per common share:
Basic:
From continuing operations	$1.58	$1.43
Loss from discontinued operations	(0.05)	(0.05)

Net income	$1.53	$1.38

Diluted:
From continuing operations	$1.56	$1.40
Loss from discontinued operations	(0.05)	(0.05)

Net income	$1.51	$1.35

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended June 30, 2002

	As Reported	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,033,000	$4,517,000
Add: Loss from discontinued operations	170,000	170,000

Income from continuing operations	5,203,000	4,687,000
Adjustments to derive cash flow from operating activities:
Gain of sale of facilities and properties	(8,929,000)	(8,929,000)
Bad debt expense	1,358,000	1,358,000
Depreciation and amortization	9,213,000	9,258,000
Deferred income taxes	(1,150,000)	(1,757,000)
Deferred rent	589,000	589,000
Compensation expense related to remeasurement of stock options	87,000	87,000
Expense related to discount of executive stock purchase	394,000	792,000
Executive loan amortization		34,000
Amortization of senior subordinated note discount	192,000	192,000
Amortization of deferred gain	(39,000)
Changes in operating assets and liabilities:
Trade accounts receivable	5,214,000	4,602,000
Inventories	1,084,000	1,084,000
Prepaid expenses and other current assets	(195,000)	(160,000)
Accounts payable	3,321,000	3,685,000
Accrued expenses and other current liabilities	(1,898,000)	(1,593,000)

Net cash provided by operating activities	14,444,000	13,929,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(3,780,000)	(3,780,000)
Increase in other assets	(437,000)	(437,000)
Increase in notes receivable	(78,000)	(78,000)
Proceeds from sale of facilities and property	19,707,000	17,068,000
Additions to property, equipment and leaseholds	(4,500,000)	(4,500,000)

Net cash provided by investing activities	10,912,000	8,273,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net reduction of debt instruments	(22,993,000)	(19,828,000)
Repurchase of stock for executive plan	(3,934,000)	(3,934,000)
Repurchase of common stock	(311,000)	(311,000)
Proceeds from issuance of common stock	40,000	40,000

Net cash used in financing activities	(27,198,000)	(24,033,000)

Effect of exchange rate changes on cash	(88,000)	(88,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(1,930,000)	(1,919,000)
Net cash provided by discontinued operations	3,598,000	3,598,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,886,000	3,886,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,554,000	$5,565,000

CASH PAID DURING THE YEAR FOR:
Interest	$5,666,000	$5,786,000
Income taxes	$470,000	$470,000

Principles of Consolidation

      The consolidated financial statements include the accounts of Mercury Air Group, Inc. and its wholly owned and majority owned subsidiaries. All material intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

      Cash equivalents consist of short-term, highly liquid investments that are readily convertible into cash and were purchased with maturities of three months or less.

Restricted Cash

      Restricted cash primarily consists of cash held in an escrow account to be used for the payment of taxes or debt pursuant to an FBO sale agreement (See Note 12).

Inventories

      Inventories are stated at the lower of moving-average cost or market.

Property, Equipment and Leaseholds

      Property, equipment and leaseholds are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful life of the related asset (3-25 years) and over the lesser of the lease term or useful life for leasehold improvements. Expenditures incurred to maintain and repair property, plant and equipment are expensed as incurred. Expenditures which extend the estimated useful life or improve productivity are charged to their respective property accounts.

Goodwill and Other Intangible Assets

      Cost in excess of net assets acquired accounted for under the purchase method is classified as goodwill. Effective July 1, 2002 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized, but written down, as needed, based upon an impairment analysis that must occur at least annually or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. All other intangible assets are amortized over their estimated useful lives. SFAS No. 142 requires that the Company perform step one of a two-part transitional impairment test to compare the reporting units’ fair value with their respective carrying amount, including goodwill. If the carrying value exceeds the fair value, step two of the transitional impairment test must be performed to measure the amount of the impairment loss, if any.

      During the quarter ended December 31, 2002, with the assistance of an independent valuation firm, the Company completed step one of the transitional test to determine whether there was a potential impairment of goodwill at July 1, 2002. Primarily based on a weighted value using a market approach and an income approach, it was determined that the fair values of the reporting units that have goodwill exceeded their carrying values, therefore a step two impairment test is not required. Since the completion of this valuation, nothing has come to the attention of management which would lead the Company to believe that impairment has occurred subsequent to this valuation. In accordance with SFAS No. 142, the Company will perform an impairment test annually to determine whether any impairment has occurred.

Impairment of Long-Lived Assets

      The Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company evaluates the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review and in management’s opinion an impairment in value may have occurred. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. The cash flows used in such analyses are typically derived from the expected cash flows associated with the asset under review, which is determined from management estimates and judgments of expected future results. Should the actual cash flow vary from the estimated amount, a write-down of the asset may be warranted in a future period.

Reverse Stock Split

      All shares and net earnings (loss) per share amounts have been adjusted to reflect the one-for-two reverse common stock split effective June 18, 2003.

Stock Option Plans

      In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue utilizing the intrinsic value method to account for stock-based compensation as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.”

      SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, to require disclosure in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the Company’s fiscal year ended June 30, 2003 and for interim financial statements beginning January 1, 2003.

      The Company has four stock option plans, which are more fully described in Note 11. As permitted under SFAS No. 123, the Company measures compensation expense related to employee stock options granted utilizing the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations under the intrinsic value method. The following table illustrates the pro forma effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended June 30,

	2003	2002	2001

Net income (loss), as reported	$(2,798,000)	$4,517,000	$2,412,000
Add stock-based employee compensation expense, included in net income (loss), net of tax	473,000	561,000
Less total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(354,000)	(1,193,000)	(252,000)

Pro forma net income (loss)	$(2,679,000)	$3,885,000	$2,160,000

Basic net income (loss) per share — as reported	$(0.86)	$1.38	$0.74
Basic net income (loss) per share — pro forma	(0.82)	1.18	0.66
Diluted net income (loss) per share — as reported	(0.86)	1.35	0.72
Diluted net income (loss) per share — pro forma	$(0.82)	$1.16	$0.65

      The weighted average per share fair value of options granted in 2003, 2002 and 2001 is estimated as $2.55, $4.53 and $5.20, respectively, on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions.

	2003	2002	2001

Expected life	5 years	5 years	5 years
Expected volatility	43%	45%	43%
Risk free interest rate	0.97%	1.90%	4.90%
Dividend yield	0%	0%	0%

      The effect of applying SFAS No. 123 may not be representative of the pro forma effect in future years since additional options may be granted during those future years.

Operating Leases

      The Company leases substantially all of its facilities under long-term operating leases. The majority of lease terms range from 2 to 20 years, and typically the leases contain renewable options.

Deferred Rent

      Deferred rent represents the cumulative effect of reduced rental payments for one of the Company’s facility leases. The total rental cost is being recognized on a straight-line basis over the life of the lease.

Environmental Related Liabilities

      Liabilities related to environmental conditions that will result in future expenditures are recorded when it is determined that such liabilities are probable and the amount of the expenditures can be reasonably estimated. The Company considers that an environmental liability has been incurred when an environmental assessment or investigation has identified a condition that will require remedial action for which the Company is responsible. The timing of the recognition of the remediation costs is dependent upon the completion of the assessment or evaluation and the commitment to an appropriate remedial action plan. Liabilities associated with environmental remediation activities are not discounted nor reduced by possible recoveries from third parties.

      Environmental related expenditures resulting from the Company’s operations are expensed when determined. Environmental related expenditures resulting from operations prior to the time that the Company owned and/or operated the site or that are deemed to create future benefits to the Company are capitalized.

Foreign Currency Translation

      Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date and, where appropriate, at historical rates of exchange. Income and expense accounts are translated at weighted average rates in effect during the year. The aggregate effect of translating the financial statements of the foreign subsidiaries is included in other comprehensive income in the statement of stockholders’ equity. Foreign exchange transaction gains (losses) were not significant during the years presented.

Revenue Recognition

      Revenues are recognized upon delivery of product or the completion of service. For fuel delivered on an into-plane basis, revenue is recognized on the date the fuel is delivered into the aircraft. Aircraft maintenance contracts are recognized as the labor and maintenance is completed. Cargo handling and storage revenue is recognized in the period the cargo is shipped out of the Company’s cargo warehouses. Space logistics and general cargo sales agent services are recognized as revenue in the period that the related flights occur or the commissions are earned. Revenue associated with fixed rate fees of long-term service contracts is recognized on a straight-line basis over the term of the contract. The Company reviews its fixed priced contracts on an annual basis to determine whether it expects to incur losses over the remaining term of the contract. If the Company expects to incur losses on a fixed price contract, the loss is recognized in the period in which the determination is made. Revenue associated with the variable rate fees of long-term contracts is recognized in the period in which services are performed and completed. The Company’s contracts with the United States Government are subject to profit renegotiation. To date, the Company has not been required to adjust profits arising from United States government contracts.

      In certain cases, the Company sells fuel to customers on a prepaid basis. Revenue associated with these sales is recognized upon delivery of fuel to the customer. Amounts received in excess of the amounts recognized as revenue, are reported as a current liability to the customer and are reflected on the Company’s balance sheet in “Accrued expenses and other current liabilities.”

Shipping and Handling

      Revenue reported by the Company includes all amounts billed to a customer including applicable shipping and handling costs. In-bound freight and handling costs, or costs incurred to transport product from the Company’s supplier to the Company’s distribution point, are included as a component of product cost and, if the product is held as inventory, included as a component of inventory and expensed as cost of sales when delivered to the customer. Outbound freight and handling costs, or costs incurred to transport product from the Company’s distribution point to the customer, is included as cost of sales in the period which the product is delivered to the customer.

Income Taxes

      Deferred income taxes are determined using the liability method. A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in the deferred tax asset or liability. If necessary, valuation allowances are established to reduce deferred tax assets to their expected realizable values.

Fair Value of Financial Instruments

      The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable and payable, and debt instruments. The book values of all financial instruments, other than debt instruments, are representative of their fair values due to their short-term maturity. The estimated fair value of the Company’s Senior Subordinated Note was $24.0 million as of June 30, 2003 and $20.0 million as of June 30, 2002.

Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

      On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of this statement are generally effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation elaborates on disclosures to be made by a guarantor in its interim and annual financial statements with regard to its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and the Company has adopted those requirements beginning with the second quarter of fiscal 2003. The initial recognition and measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of the recognition and initial measurement requirements of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities considered to be a special purpose entity (“SPE”) in which an enterprise holds a variable interest that it acquired before February 1, 2003. For non-SPE variable interest entities acquired before February 1, 2003, the interpretation must be adopted no later than the first interim or annual report period ending after March 15, 2004. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company is currently evaluating the potential impact of the adoption of FIN 46.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires classification of financial instruments within its scope as a liability, including financial instruments issued in the form of shares that are mandatorily redeemable, because those financial instruments are deemed to be, in essence, obligations of the issuer. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

Reclassifications

      Certain reclassifications were made to prior years’ financial statements to conform to the June 30, 2003 presentation.

Risks and Uncertainties

      As of June 30, 2003, the $24.0 million Senior Subordinated 12% Note (the “Note”) contained provisions that provided incentives to prepay the principal of the Note. If the entire principal of the Note is not prepaid by December 31, 2003, the Note Holder would have been entitled to stock warrants equivalent to 5% of the Company’s outstanding shares of common stock then outstanding, exercisable for nominal consideration. If the principal amount of the Note was in excess of $12.0 million on December 31, 2003, the Note Holder would have been entitled to receive stock warrants equivalent to an additional 5% of the number of shares of common stock outstanding at that date, exercisable for nominal consideration, along with an additional note with a principal amount of $5.0 million. In addition, beginning January 2004 and continuing through June 2004, the interest rate was to increase by 1% per annum each month up to a maximum rate of 18%. As of the effective date of the amended Note, the Company estimated that the Note would be outstanding for the full term of the Note and, therefore, accrued for the premium associated with the issuance of the additional consideration over the remaining term of the Note which was 36 months. However, on October 28, 2003, the Company announced that Allied had purchased the Note from the holder and had waived the provisions of the Note regarding the stock warrants, equivalent to 10% of the Company’s outstanding common stock, that would have been issued on December 31, 2003, as well as the provision regarding the additional $5 million note. In conjunction with the acquisition of the Note by Allied, the Company and Allied entered into a definitive agreement for Allied to purchase 100% of the outstanding common stock of Air Centers from the Company, subject to the Company’s shareholders’ approval, completion of due diligence and regulatory agency approvals. The purchase price for the Air Centers is $70 million, subject to adjustment for working capital and for certain capital investments made by the Company. At the close of the sale $8.3 million will be deposited into an escrow account pending the award of a new lease for the FBO located at Atlanta’s Hartsfield International Airport. The closing date for the sale of Air Centers is January 16, 2004 with Allied having the right to extend the closing date through April 16, 2004. The Company expects the sale of Air Centers to close in the Company’s third quarter of fiscal 2004.

      In April 2002, the Company received a notice from Los Angeles World Airports (“LAWA”) of a proposed rent increase for one of Air Cargo’s warehouse facilities at LAX (the “Avion Warehouse”) retroactive to June 18, 2001. In response to this notice, the Company submitted protests to the LAWA Staff and Board of Commissioners regarding the proposed increase on the basis that: 1) the Company had made a substantial investment in the warehouse facility and the proposed rental increase would greatly reduce the Company’s ability to achieve an acceptable rate of return on the Company’s investment to date; 2) if any increase is to be made, it should be determined based on the Company being a developer of the facility and not strictly a tenant; and 3) that the amount of the proposed increase is not justified given the general business environment of the air cargo handling operations. In response to the Company’s protests to the proposed increase, in September 2002 the Company received a revised notice from LAWA of a reduced proposal for a rental increase for the Avion Warehouse. The LAWA Staff intend to present their recommended rental increase to the LAWA Board of Commissioners for approval in late January 2004. From June 18, 2001 through June 30, 2003, the accumulated amount of the retroactive rent increase is $1,579,000, which will be partially offset by recoverable retroactive sublease rental income of $661,000. The LAWA Staff has indicated that the retroactive portion of the rent increase would be payable by the Company in equal monthly installments over the remaining term of the lease agreement, which is scheduled to expire in June 2006. The proposed increase in the monthly rent, on a go-forward basis, would be $64,600, or 35%, from the existing monthly rent. The Company has accrued $459,000 for the retroactive rent increase, which is net of increased recoverable retroactive sublease rental income, as of June 30, 2002, and has accrued an additional $114,750 on a quarterly basis in fiscal 2003, resulting in a total accrual of $918,000 as of June 30, 2003. See the discussion above in this Note 1 under “Restatement” regarding the restatement of the fiscal 2002 financial statements and the first three quarters of fiscal 2003 related to the retroactive rent adjustment.

      Accounts receivable is comprised primarily of trade receivables from customers and is net of an allowance for doubtful accounts. The Company’s credit risk is based in part on the following: 1) substantially all receivables are related to the aviation industry, 2) there is a concentration of credit risk as there are several customers who at any time have significant balances owed to the Company, and 3) significant balances are owed by certain customers that are not adequately capitalized. In addition, significantly higher fuel prices for extended periods of time may have a negative impact on the aviation industry as it substantially increases airlines’ operating expenses. Smaller airlines with lower levels of capital may be more seriously impacted. The Company assesses its credit portfolio on an ongoing basis and establishes allowances which it believes are adequate to absorb potential credit problems that can be reasonably anticipated.

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

Seasonality

      The Company’s commercial fuel sales, Air Centers and aircraft support operations are seasonal in nature, being relatively stronger during the months of April through December in its fueling operations and FBOs’ than during the winter months due in part to weather conditions, and stronger during the summer months due in part to additional commercial and charter flights. Air Cargo’s business is lower during the months of January and February and increases from March through June and September through December. The cargo business is affected by the fluctuations in international trade. Operations at military facilities are not seasonal but may vary with the needs of the military.

Note 2 — Discontinued Operations:

      On July 3, 2001, the Company completed the sale of its subsidiary, RPA Airline Automation Services, Inc. (“RPA”), which provided airline revenue accounting and management information software consisting of proprietary software programs which are marketed to foreign and domestic airlines. The Company has reclassified its consolidated financial statements to reflect the sale of RPA and to segregate the revenues, direct costs and expenses (excluding allocated costs), assets and liabilities, and cash flows of RPA. Since this transaction qualifies as a discontinued operation under the provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, the net operating results and net cash flows of this business have been reported as “Discontinued Operations” in the accompanying consolidated financial statements.

      Pursuant to the sale agreement, the Company received a cash purchase price of $3.6 million. As of June 30, 2001, the Company realized a loss on sale of discontinued operations of $477,000 (net of an income tax benefit of $305,000). During the quarter ended September 30, 2001, the Company recorded an additional loss of $42,000 related to the sale of a building that had previously been RPA’s corporate headquarters. Additional other expenses during the fiscal year ended June 30, 2002 relate primarily to payroll costs of certain RPA employees not transferred to the buyer. At June 30, 2002, the Company no longer retained any significant assets or liabilities related to RPA. The following is summarized financial information for RPA:

	Fiscal Year Ended June 30,

	2002	2001

Service revenues		$4,224,000
Operating expense		4,334,000

Gross loss		(110,000)

Other expense	$279,000	1,296,000

Loss before income taxes	(279,000)	(1,406,000)
Income tax benefit	(109,000)	(548,000)

Net loss	$(170,000)	$(858,000)

Note 3 — Property, Equipment and Leaseholds:

      Property, equipment and leaseholds consist of the following components:

	June 30,

	2003	2002

Land, buildings and leasehold improvements	$88,706,000	$85,541,000
Equipment, furniture and fixtures	30,201,000	29,668,000
Construction in progress	998,000	268,000

	119,905,000	115,477,000
Less accumulated depreciation and amortization	(61,061,000)	(54,383,000)

	$58,844,000	$61,094,000

      Included in “Property, equipment and leaseholds” are leasehold interests relating to the acquisition of leaseholds at certain FBO locations. The capitalized value of these leasehold interests was $16,257,000 at June 30, 2003 and 2002. Accumulated amortization of the leasehold interests was $6,474,000 and $5,434,000 at June 30, 2003 and 2002, respectively. Estimated amortization expense in each of the next five years is as follows: $1,041,000 in 2004; $1,011,000 in 2005; $1,001,000 in 2006; $918,000 in 2007; $816,000 in 2008 and $4,996,000 thereafter.

Note 4 — Goodwill and Other Intangible Assets:

      The following table presents the transitional disclosures for net income (loss) and fully diluted net income (loss) per share for the years ended June 30, 2003, 2002 and 2001 to reflect the adoption of SFAS No. 142 as of July 1, 2002. Such disclosures add back goodwill amortization to the 2002 and 2001 results to be comparable with the 2003 results, which do not include goodwill amortization with the adoption of SFAS No. 142.

	Year Ended June 30,

	2003	2002	2001

Net income (loss) as reported	$(2,798,000)	$4,517,000	$2,412,000
Goodwill amortization (net of tax)		248,000	238,000

Net income (loss), as adjusted	$(2,798,000)	$4,765,000	$2,650,000

Fully diluted net income (loss) per share, as adjusted	$(0.86)	$1.42	$0.79
Fully diluted net income (loss) per share, as reported	$(0.86)	$1.35	$0.72

      The Company had $1,033,000 and $233,000 of net intangible assets at June 30, 2003 and 2002, respectively. Accumulated amortization for intangible assets was $967,000 and $767,000 at June 30, 2003 and 2002, respectively. Intangible assets at June 30, 2003 consist of covenants not to compete agreements and fuel sales contracts amortized over three to five years. Amortization expense for intangible assets was $200,000, $150,000 and $200,000 for the years ended June 30, 2003, 2002 and 2001, respectively. Estimated amortization expense in each of the next five years is as follows: $300,000 in 2004; $233,000 in 2005; $200,000 in 2006; $200,000 in 2007; and $100,000 in 2008.

Note 5 — Other Assets:

      Other assets consist of the following components:

	June 30,

	2003	2002

Deferred loan fees, net (Note 8)	$3,339,000	$2,142,000
Capitalized acquisition costs	321,000	375,000
Internally developed software	603,000	754,000
Other	208,000	825,000

	$4,471,000	$4,096,000

      Deferred loan fees represent costs incurred in connection with outstanding debt and are being amortized over the term of the debt.

Note 6 — Accrued Expenses and Other Current Liabilities:

      Accrued expenses and other current liabilities consist of the following components:

	June 30,

	2003	2002

Salaries, wages, and benefits	$3,310,000	$3,399,000
Sales and fuel taxes	2,086,000	2,513,000
Other	4,766,000	2,949,000

	$10,162,000	$8,861,000

Note 7 — Income Taxes:

      The income tax provision (benefit) consists of the following components:

	Year Ended June 30,

	2003	2002	2001

Current:
Federal	$251,000	$3,828,000	$1,855,000
State	330,000	859,000	272,000

	581,000	4,687,000	2,127,000
Deferred:
Federal and state	(2,052,000)	(1,757,000)	270,000

Provision for (benefit from) continuing operations	(1,471,000)	2,930,000	2,397,000
Discontinued operations		(109,000)	(853,000)

Income tax provision (benefit)	$(1,471,000)	$2,821,000	$1,544,000

      Deferred tax assets and (liabilities) consist of following components:

	June 30,

	2003	2002

Depreciation and amortization	$690,000	$(461,000)
Prepaid expenses	(1,093,000)	(1,147,000)
State income taxes	(205,000)	47,000
Allowance for doubtful accounts	1,055,000	665,000
Deferred rent	792,000	816,000
Installment sale deferral	449,000	432,000
Accrued expenses	1,061,000	361,000
Other	436,000	420,000

	$3,185,000	$1,133,000

      The following is a reconciliation of the federal statutory rate to the Company’s effective tax rate on pretax income (loss):

	Year Ended June 30,

	2003	2002	2001

Federal tax (benefit) at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	2.7	4.7	5.0
Non-deductible expenses	(1.9)	(0.9)	(0.9)
Other, net	(0.3)	0.7	0.9

Effective income tax rate	34.5%	38.5%	39.0%

Note 8 — Long-Term Debt:

      Long-term debt consists of the following components:

	June 30,

	2003	2002

Notes payable to banks	$11,588,000	$12,968,000

Tax exempt bond pursuant to a loan agreement between the Company and the California Economic Development Financing Authority (“CEDFA”). Repayment terms consist of semi-annual principal payment of $500,000 with a redemption of $4.0 million at the end of the fifteenth year (2013). The loan carries a variable rate which is based on a weekly remarketing of the bonds. The rate at June 30, 2003 was 1.2% per annum. In addition, a letter of credit has been issued by the Company’s senior lender to guaranty the credit at an annual cost of approximately 3.1% of the principal	14,000,000	15,000,000

Note payable to lender in monthly installments of $25,779 per month including interest at 7.5% per annum collateralized by the Company’s corporate office, maturing in December 2011	3,090,000	3,165,000

Note payable to lender in monthly installments of $5,778 per month including interest at 5.59% per annum, collateralized by an aircraft. The rate is fixed for 36 months through March 2006, at which time the rate is adjusted at three year intervals, to the federal home loan bank rate plus 275 basis points. (See Note 15)	696,000

Note payable to trustee for bankrupt airline		504,000

	June 30,

	2003	2002

Mortgage payable to a financial institution in aggregate monthly principal installments of $4,447 plus interest at 9% per annum, collateralized by land and buildings, maturing in May 2010	267,000	298,000

Convertible subordinated debentures payable to seller of Excel Cargo in monthly installments of $13,810 including interest at 8.5% per annum, collateralized by property acquired, maturing in September 2003	54,000	208,000

Other		50,000

	29,695,000	32,193,000
Less current portion of long term debt	4,194,000	14,677,000

	$25,501,000	$17,516,000

      Notes payable to banks at June 30, 2003 consists of a loan and security agreement (the “Facility”), entered into on December 30, 2002 with Wells Fargo Foothill (“WFF”), a division of Wells Fargo Bank and Cerberus Partners for a five year term expiring December 30, 2007 that replaced the Company’s former collateralized credit facilities. Outstanding borrowings under the Facility as of June 30, 2003 consisted of a term loan and a revolving line of credit, in the amount of $11.5 million and $88,000, respectively.

      The Facility provides a total of up to $42.5 million in revolving and term loans. The term loan was initially for an amount equal to $12.5 million, while the revolving loan is for an amount not to exceed 85% of Eligible Accounts Receivable (as defined in the loan agreement), subject to certain limitations. The term loan is payable in $1.0 million installments each April 1 and October 1, beginning April 1, 2003 and in $0.5 million installments each July 1 and December 31, until paid in full. Amounts repaid under the term loan increase the maximum availability under the revolving loan. The Facility also provides for the issuance of certain letters of credit. The terms of the Facility requires that the Company maintain a minimum availability on the revolving line of credit of $2.5 million. As of June 30, 2003, the Company had $4.4 million of availability on the revolving line of credit. The amount of the available revolving credit line fluctuates on a daily basis dependent upon the amount of Eligible Accounts Receivables, as defined; the amount of letters of credit outstanding; and the amount of outstanding cash borrowings against the revolving credit facility.

      The Facility may be terminated on December 23, 2005, if the Senior Subordinated Note (See Note 9) is not paid in full or refinanced, on terms acceptable to Wells Fargo Foothill, prior to October 31, 2005. The Facility is collateralized by substantially all of the assets of the Company and its subsidiaries. The Facility contains provisions that require the maintenance of certain financial ratios including minimum EBITDA levels, minimum fixed charge coverage ratios, and maximum annual capital expenditure levels. In addition, under the Facility, the Company is prohibited from paying non-intercompany cash dividends.

      At June 30, 2002, the notes payable to banks consisted principally of a credit facility (the “Credit Facility”) which provided for a term loan (the “Term Loan”), an acquisition line (the “Acquisition Line”) and a revolving line of credit (the “Revolver”). Borrowings under the Term Loan were $4.1 million at June 30, 2002. Outstanding borrowings under the Acquisition Line were $5.9 million at June 30, 2002. Outstanding borrowings under the Revolver at June 30, 2002 were $3.0 million. Interest for the Term Loan and the Acquisition Line accrue at LIBOR+ 2.50% (4.34% based on 30 day LIBOR rates in effect at June 30, 2002). The Revolver accrued interest at a base rate of 5% at June 30, 2002.

      The Company was in discussions with the lenders of the Company’s former collateralized credit facility and the Note Holder to obtain debt covenant waivers regarding the maximum unfunded capital expenditures, as defined, for the fiscal year ended June 30, 2002 and the minimum quarterly net earnings for the second and third quarters of fiscal 2002. Until these covenant waivers were agreed to or the debt was refinanced, the lenders had the right to provide written notice to the Company declaring the principal and accrued interest associated with this debt instrument to be immediately due and payable. As such, the entire amount of principal outstanding as of June 30, 2002 was classified as current portion of long term debt.

      The note payable to lender in the amount of $3.1 million and $3.2 million at June 30, 2003 and 2002, respectively, collateralized by the Company’s corporate office and maturing in December 2011, was incurred in connection with the acquisition by CFK Realty of the Company’s corporate headquarters in January 2002. See Note 1 regarding the restatement of the fiscal 2002 financial statements which required the consolidation of CFK Realty.

      Note payable to trustee for bankrupt airline results from a bankruptcy court approved settlement related to preference payments received in connection with the Chapter 7 bankruptcy filing of Western Pacific Airlines, Inc. (“WPAI”). The settlement consists of ten quarterly payments of $175,000. The outstanding balance was $0.5 million at June 30, 2002 which was paid during the current fiscal year.

      The following is long-term debt payable (including the current portion ) but excluding the Senior Subordinated Notes (See Note 9) at June 30, 2003:

2004	$4,194,000
2005	4,145,000
2006	4,154,000
2007	3,664,000
2008	1,174,000
Thereafter	12,364,000

$29,695,000

Note 9 — Senior Subordinated Note:

      On September 10, 1999, the Company issued, in a private placement, $24.0 million Senior Subordinated 12% Note (the “Note”) due in 2006 with detachable warrants to acquire 251,563 shares of the Company’s common stock originally exercisable at $13.00 per share, as adjusted for the reverse stock split. The Note agreement was first amended on November 16, 2001, whereby the exercise price of the warrants was reduced to $11.00 per share. The Note Agreement was then subsequently amended on December 30, 2002 whereby, among other things, the exercise price on the original stock warrants was reduced to $7.484 per share. On October 28, 2003, the Company reduced the exercise price on these original warrants to $6.10 per share in connection with the acquisition of the Note by Allied (see below).

      The amended Note Agreement dated as of December 30, 2002 also included provisions for the Company to issue warrants to purchase an additional 5% of the Company’s common stock, exercisable for nominal consideration, if the principal amount of the Note is not prepaid in full by December 31, 2003. Warrants to purchase a second 5% of the Company’s common stock, for nominal consideration, along with an additional note in the original principal amount of $5.0 million (the “Additional Note”) will also be issued if the outstanding principal of the Note is greater than $12.0 million as of December 31, 2003. In addition to these provisions, the amendment also provides that beginning January 2004 and continuing through June 2004, the interest rate will increase by 1% per annum each month up to a maximum of 18% per annum. As of the effective date of the amended Note, the Company estimated that the Note would be outstanding for the full term of the Note and, therefore, accrued the premium associated with the issuance of the additional consideration over the remaining term of the Note which was 36 months. However, on October 28, 2003, the Company announced that Allied had purchased the Note from the holder and had waived the provisions of the Note regarding the stock warrants, equivalent to 10% of the Company’s outstanding common stock, that would have been issued on December 31, 2003 as well as the provision regarding the additional $5 million note.

      The December 30, 2002 amended Note Agreement contains similar covenants as in the original Note Agreement and, among other things, limits the amount of senior indebtedness, restricts the payment of dividends, and includes guidelines on the use of funds received by the Company from the disposition of assets. This amended Note Agreement also includes financial covenants that require the maintenance of minimum

EBITDA levels, as defined in the amended Note Agreement, minimum fixed charge coverage ratios, minimum excess availability on the Company’s Revolving Line of Credit, and limits on capital expenditures.

      While the Note is subordinate to the Facility, the loan and security agreement does allow for the prepayment of principal on both the Note and the Facility under certain conditions. Under the terms of the loan and security agreement, the first $15.0 million of principal prepayment made by the Company is to be applied equally to the outstanding principal on the Facility’s term loan and the Note. The next $4.5 million of principal prepayment is to be applied entirely to the outstanding principal of the Note. The next principal prepayments will then either be applied equally to the outstanding principal of the Facility and the Note or entirely to the outstanding principal of the Note, depending upon certain conditions, until such time as the entire $24.0 million of the Note has been repaid in full.

      As required by the Note, the Company has formed committees consisting of its independent directors to seek opportunities for asset sales and other financing transactions, with an intention of reducing the Company’s total debt.

      The following are the components of the Note at June 30, 2003 and 2002:

	2003	2002

Senior Subordinated Note, before discount	$24,000,000	$24,000,000
Valuation of warrants credited to additional paid-in-capital	(1,427,000)	(1,349,000)
Accumulated amortization of warrants	872,000	528,000

Senior Subordinated Note	$23,445,000	$23,179,000

      On October 28, 2003 the Company announced that Allied had acquired the Note from Whitney and waived the provisions for the additional warrants equivalent to 10% of the Company’s outstanding common stock and the additional $5 million note. Beginning January 2004 and continuing through June 2004, the interest rate will increase by 1% per annum each month up to a maximum rate of 18%. The amended note contains similar covenants as the original Note, including covenants that, among other matters, limit senior indebtedness, the payment of dividends, and the disposition of assets. The revised covenants also include minimum EBITDA requirements and capital expenditure limitations. See Note 19 — Subsequent Events for more information.

Note 10 — Mandatorily Redeemable Preferred Stock:

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

      The shares of the Preferred Stock are convertible to common stock, at the option of the stockholder, at a conversion price of $7.50 per share. Dividends on the Preferred Stock are accrued on a semi-annual basis at an annual rate of 8.0% and paid, either in cash or in-kind at the election of the Company. Accrued dividends at June 30, 2003 were $19,000. During a 30-day period immediately following the third, fourth, fifth and each subsequent anniversary date of the issuance of the Preferred Stock, both the Company and the stockholder have the option to redeem the then outstanding shares of Preferred Stock for an amount equal to $1.00 plus all accrued but unpaid dividends for each share of Preferred Stock redeemed. The Company has the option, whether the Company or the Stockholder exercised their redemption option, to pay all or part of the redemption in shares of the Company’s common stock. In the event of any liquidation of the Company, the holders of Preferred Stock have a liquidation preference over common stock, plus all declared but unpaid dividends. In the event the assets are insufficient to cover the aforesaid amounts, the preferred stockholders would share in the assets ratably in proportion to the full preferential amount.

Note 11 — Employee Stock Option Plans:

      The Company has the following stock option plans: the 1990 Long-Term Incentive Plan (“1990 Incentive Plan”); the 1990 Directors Stock Option Plan (“1990 Directors Plan”); the 1998 Long-Term Incentive Plan (“1998 Incentive Plan”); the 1998 Directors Stock Option Plan (“1998 Directors Plan”); and the 2001 Stock Incentive Plan (“2001 Incentive Plan”). The Company has reserved 906,500 shares related to the Incentive Plans and 293,500 shares related to the Directors’ Plans. The Company has also reserved 3,438 shares for special option grants made outside the plans. Options granted pursuant to the plans and special grants are generally made at the fair market value of such shares on the date of grant and generally vest over twelve months. The contractual lives of the options are generally ten years.

      The following is a summary of stock option activity:

	Weighted	Long-Term	Weighted	Directors’	Weighted	Special	Weighted
	Average	Incentive	Average	Stock Option	Average	Option	Average	2002 Mgmt
	Option Prices	Plans	Option Prices	Plans	Option Prices	Grants	Option Prices	Stock Plan

Outstanding June 30, 2000	11.2	207,565	9.78	178,813	4.86	75,750
Granted	12.25	23,200	11.46	45,000
Exercised			10.72	(22,688)	6.40	(29,175)
Repurchased					3.08	(43,137)
Cancelled	15.2	(6,500)	14.26	(17,562)

Outstanding June 30, 2001	11.19	224,265	9.65	183,563	14.36	3,438	0	0
Granted	10.9	250,000	13.22	5,000			15.00	68,448
Exercised	3.26	(12,225)
Cancelled	15.88	(19,647)	2.98	(7,555)

Outstanding June 30, 2002	11.04	442,393	9.74	181,008	14.36	3,438	15.00	68,448
Granted	6.60	30,000
Exercised	2.81	(20,630)	3.54	(52,941)
Cancelled	13.60	(49,599)	12.96	(27,563)

Outstanding June 30, 2003	10.81	402,164	12.13	100,504	14.36	3,438	15.00	68,448

      The following is a summary of information about stock options issued and outstanding pursuant to the Incentive Plan, Directors Plan and special option grants at June 30, 2003:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Shares	Average	Average	Shares	Average
	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Exercise Price Range	June 30, 2003	Remaining Life	Price	June 30, 2003	Price

$ 2.806 - 6.600	53,758	6.84	$5.36	23,758	$3.79
9.252 - 10.900	257,626	7.94	10.80	257,626	10.80
11.200 - 12.908	133,140	4.74	11.92	133,140	11.92
14.364 - 16.875	130,030	6.89	15.24	61,582	15.51

	574,554	6.86	$11.56	476,106

      The Company had shares exercisable under the various options plans of 381,828 and 340,056 at June 30, 2002 and 2001, respectively, at a weighted average exercise price of $10.68 and $10.28, respectively.

      During fiscal 2003, the Company extended the termination dates of options by an additional five years for 55,730 shares held by a director, an officer, and several employees of the Company, resulting in compensation expense of $318,000. No other terms were modified including the vesting period or exercise price.

      During fiscal 2002, the Company extended the termination dates of options by an additional five years for 16,625 shares held by an officer and a director, resulting in compensation expense of $87,000. No other terms were modified including the vesting period or exercise price.

      During fiscal 1996, the Company sold 68,750 shares of its common stock to two officers for $812,500. The officers each paid $40,000 in cash and issued promissory notes of $732,500 for the balance of the purchase price. The notes are payable over ten years and due in fiscal 2006. As of June 30, 2003, $533,000 remained outstanding.

      During fiscal 2002 in connection with the 2002 Management Stock Purchase Plan the Company loaned certain officers a total of $3.9 million to purchase shares in the Company’s stock from CFK Partners (see Note 15) at a price of $15.00 per share, as adjusted for the one-for-two reverse stock split effective June 18, 2003. The trading price of the shares at that time was $9.80 per share. Included in this amount was a full recourse loan of approximately $2.9 million made to the Company’s CEO (“Full Recourse Note”). The remaining $1 million in loans (“Non-Recourse Loans”) to the other executives of the Company are collateralized by the related common stock. During fiscal 2002, the Company recorded a compensation charge of $792,000 in connection with these loans to reflect the benefit received by CFK Partners represented by the purchase price paid for the shares in excess of the market value of such shares at that time. The loans to the executives (including the Full Recourse Note), were made pursuant to employment agreements and contain provisions to be forgiven over either an eight-year or a ten-year period under certain conditions. The Non-Recourse Loans are being accounted for as a variable stock plan pursuant to APB Opinion No. 25, and the Full Recourse Note is being accounted for as a fixed stock plan. Compensation expense will be charged annually as the loans are forgiven. The amount of compensation expense recorded in fiscal 2003 and 2002 associated with the forgiveness of the loans was $403,000 and $34,000, respectively. See Note 1 regarding the restatement of the fiscal 2002 financial statements related to the purchase of shares of common stock of the Company from CFK Partners.

Note 12 — Acquisitions and Divestitures:

      The Company acquired various businesses during fiscal 2001. All acquisitions have been accounted for under the purchase method of accounting. Pro forma disclosures have not been provided as the aggregate annual purchases are not material. In fiscal 2002, the Company sold RPA (See Note 2) and one of its FBO facilities. The following describes the various purchases and the FBO disposition.

Fiscal 2002

      In June 2002, the Company sold its FBO operations at Bedford, Massachusetts for $15.5 million in cash, resulting in a pre-tax gain of $8.9 million. Estimated taxes of $3.5 million for this sale were transferred to a bank escrow account pending payment of the related federal and state taxes or payment of bank debt. The remaining cash proceeds of $12.0 million were utilized to repay bank debt.

Fiscal 2001

      On September 1, 2000, the Company acquired the assets of an FBO in Birmingham, Alabama from Raytheon Aircraft Services, Inc. (“RAS”) for $6.6 million in cash funded under the Company’s Acquisition Line. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated principally to Property, Equipment and Leaseholds.

      In July 2000, the Company purchased hangars, buildings and leaseholds at its Tulsa, Oklahoma FBO and paid $3.8 million which was borrowed from its Acquisition Line.

Note 13 — Mercfuel Private Placement:

      On March 7, 2001, the Company announced its plan to create an independent publicly traded company, MercFuel, Inc. (“MercFuel”). MercFuel was organized in Delaware on October 27, 2000 as a wholly owned subsidiary of the Company. On January 1, 2001, the Company transferred to MercFuel the assets and liabilities of its Fuel Sales division. On May 16, 2001, and amended twice thereafter, MercFuel filed a registration statement related to the proposed offering. Due to market conditions, the Company was not able to complete the offering. The Company incurred $985,000 of expenses associated with the offering and private placement which were expensed during the second quarter of fiscal 2001.

Note 14 — Commitments and Contingencies:

Leases

      The Company is obligated under noncancellable operating leases. Certain leases include renewal clauses and require payment of real estate taxes, insurance and other operating costs. Total rental expense on all such leases for fiscal 2003, 2002 and 2001 was $14,133,000, $12,547,000 and $10,133,000, respectively, which is net of sublease rental income of approximately $63,000, $183,000 and $332,000 for fiscal 2003, 2002 and 2001, respectively. The minimum annual rentals on all noncancellable operating leases having a term of more than one year at June 30, 2003 are as follows:

2004	$12,821,000
2005	11,937,000
2006	11,078,000
2007	6,993,000
2008	5,930,000
Thereafter	50,051,000

Total minimum payments required	$98,810,000

      The above minimum payments include amounts for the proposed rent increase for Air Cargo’s Avion Warehouse as discussed in Note 1 to the consolidated financial statements.

Purchase Commitments

      On April 1, 2003, Air Cargo entered into a one-year renewal of its contract to purchase all of South African Airlines cargo capacity on its passenger flights from the United States and Canada to South Africa. MAC’s one-year commitment for these routes is approximately $4.6 million, when is essentially unchanged from the previous year.

Litigation

      On May 1, 2002, Mercury received a Notice of Violation (“NOV”) for its Fort Wayne, Indiana FBO facility alleging that Mercury’s Spill Prevention, Control and Countermeasure Plan (the “SPCC Plan”) did not meet certain federal regulatory guidelines. Specifically, the Environmental Protection Agency (the “EPA”) alleged that Mercury’s SPCC Plan failed to provide for proper parking, secondary containment, and proper drainage of its refueler trucks. Mercury entered into discussions with the EPA and responded to the NOV. On January 29, 2003, the Company was notified by the EPA of some deficiencies in its latest SPCC Plan and requested the Company to submit a written response to its allegations within 30 days. On March 14, 2003, the Company received a NOV from the United States Environmental Protection Agency, Region 5 (the “EPA Region 5”) alleging certain deficiencies in the SPCC Plan for its Fort Wayne, Indiana FBO facility, submitted to the EPA in November 2002. The Company believes that it has resolved all deficiencies except for alleged deficiencies related to secondary containment for its refueler trucks and for the discrete fuel loading areas. Pursuant to an agreement detailed in a letter submitted to the EPA Region 5 on April 16, 2003, Mercury has been permitted to suspend modifications to its SPCC Plan regarding the installation of secondary containment for its refueler trucks, pending resolution of federal regulatory issues associated with secondary containment for such trucks. The EPA has also extended national compliance with regulations related to discrete loading areas until August 17, 2004. In the opinion of management, the ultimate resolution of this matter is not expected to have a material effect on the Company’s consolidated financial statements.

      On April 16, 2003, the Plan Committee of Shuttle America Corp. filed an Adversary Proceeding in the United States Bankruptcy Court, District of Connecticut alleging preferential transfers in the amount of $995,000. The parties reached a settlement agreement, which provides that the Company will pay Shuttle America $40,000. The settlement agreement is subject to approval of the Bankruptcy Court.

      In December 2001, a jury returned its verdict on Michael Marigny’s (“Plaintiff”) cause of action for retaliation in violation of California Fair Employment and Housing Act in favor of the Defendant, the Company, but awarded damages in the amount of $15,000 for Plaintiff’s cause of action for intentional of emotional distress. In February 2002, Plaintiff filed a notice of appeal with the Second Appellate Court (“Court”). The Court ruled on this appeal in August of 2003 affirming in part and reversing in part the judgment and the case was remanded for retrial. A new trial date has not been set at this time.

      On November 26, 2003, Signature Flight Support Corporation filed a complaint against Air Centers and Allied alleging: 1) breach of contract and tortuous interference with contract against Allied; 2) tortuous interference with prospective economic advantage against Allied; and 3) unfair business practices against Mercury and Allied. The Company believes that the allegations are without merit and is in the process of preparing a response. In the opinion of management, the ultimate resolution of this complaint will not have a material effect on the Company’s consolidated financial statements.

      The Company is also a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on either its financial position or operating results.

Note 15 — Related Party Transactions:

      CFK Partners is a partnership consisting of three of the Company’s directors, one of whom also serves as the Company’s Chief Executive Officer and another who serves as Chairman of the Board. In addition, CFK Partners also owns approximately 30% of the Company’s outstanding common stock.

      In January 2002, the Company sold the land and the office building which houses its corporate headquarters to CFK Realty Partners, LLC (“CFK Realty”) for $4,200,000, consisting of $2,800,000 in cash and a note receivable of $1,400,000. The note accrues interest at 5% and contains provisions whereby CFK Realty can elect to extend the maturity date in one year increments through December 31, 2004. The note had an original maturity date of December 31, 2002. In early December 2002, the Company received notification from CFK Realty that it was exercising its right to extend the maturity date of the note for an additional one year period. Concurrently with the sale, the Company also entered into a ten-year lease of the property for a monthly rental amount of approximately $37,000. During fiscal 2003, the Company expended $275,000 for leasehold improvements on its corporate headquarters. This amount will be amortized over the office lease term. CFK Realty financed the purchase of the headquarters through a $3.2 million loan. See Note 1 regarding the restatement of the fiscal 2002 financial statements related to the consolidation of CFK Realty.

      The Company and its Chairman (collectively, the “Members”) each own an equity interest in MercMed LLC (“MercMed”) of 64.94% and 35.06%, respectively. Accordingly, as more fully discussed below, MercMed has been included in the Company’s consolidated financial statements as of June 30, 2003. Minority Interest on the Company’s consolidated balance sheet represents the minority members’ equity in MercMed. MercMed was formed for the purpose of owning and operating an aircraft for the Members. In June 2003, the Members amended the MercMed Operating Agreement to amend each Member’s ownership interest from 50% for each Member to the ownership percentages previously noted. On March 27, 2003, MercMed obtained new financing for the aircraft which is a 15-year loan with the interest rate being fixed for the initial 36-month period. At the end of the initial 36-month period, the interest rate will be reviewed and fixed at the then Federal Home Loan Bank’s regular three-year interest rate plus 275 basis points. Each of the Members are guarantors of this note. Since the inception of the new loan and through June 30, 2003, MercMed is current on the payments due. The outstanding principal amount of the loan was $696,000 as of June 30, 2003.

      The Company uses the services of the legal firm McBreen and Kopko (the “Firm”) for various general corporate legal matters. Mr. Frederick H. Kopko, Jr., a partner of the Firm, is a member of the Company’s

Board of Directors and is a partner with CFK Partners, LLC. For the twelve month periods ended June 30, 2003, 2002 and 2001, the Company paid the Firm $699,000, $785,000 and $317,000, respectively, for legal services rendered.

Note 16 — Major Customers and Foreign Customers:

      AirTran Airways represented approximately 19%, 15% and 14% of consolidated revenues for fiscal 2003, 2002 and 2001, respectively. Government contract services consist of revenues from agencies of the United States government. Revenue from this segment represented approximately 6%, 7% and 6% of the Company’s consolidated revenues for fiscal 2003, 2002 and 2001, respectively. National, a customer of MercFuel, ceased operations on November 6, 2002. The Company had been providing fuel to National since May 1999. In December 2000, National filed for Chapter 11 bankruptcy protection and the Company continued to sell fuel to National on a secured basis under the auspices of the bankruptcy court. Sales to National represented approximately 6%, 13% and 14% of consolidated revenues for fiscal 2003, 2002 and 2001, respectively. No other customers accounted for over 10% of the Company’s consolidated revenues.

      The Company does business with a number of foreign airlines, principally in the sale of aviation fuels. For the most part, such sales are made within the United States and utilize the same assets and generally the same personnel as are utilized in the Company’s domestic business. Revenues related to these foreign airlines amounted to approximately 23%, 18% and 18% of consolidated revenues for fiscal 2003, 2002 and 2001, respectively.

Note 17 — Net Income (Loss) Per Share:

      Basic net income (loss) per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.

      Diluted net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares and dilutive common stock equivalents. Common stock equivalents include stock options and shares resulting from the assumed conversion of subordinated debentures, when dilutive.

      The weighted average number of common shares outstanding and equivalent common shares outstanding have been adjusted retroactively to reflect the effect of the one-for-two reverse stock split that was effective June 18, 2003.

	Year Ended		Year Ended		Year Ended
	June 30, 2003		June 30, 2002		June 30, 2001

	Basic	Diluted	Basic	Diluted	Basic	Diluted

Weighted average number of common stock outstanding during the period	3,263,000	3,263,000	3,282,500	3,282,500	3,265,500	3,265,500
Common stock equivalents resulting from the assumed exercise of stock options				60,500		88,000
Common stock resulting from the assumed conversion of debentures				12,000		20,000

Weighted average number of common and common equivalent shares outstanding during the period	3,263,000	3,263,000	3,282,500	3,355,000	3,265,500	3,373,500

Net income (loss) from continuing operations	$(2,798,000)	$(2,798,000)	$4,687,000	$4,687,000	$3,747,000	$3,747,000
Add: Interest expense, net of tax, on convertible debentures				15,000		20,000

Adjusted income (loss) from continuing operations	$(2,798,000)	$(2,798,000)	$4,687,000	$4,702,000	$3,747,000	$3,767,000
Preferred stock dividends	(19,000)	(19,000)
Discontinued Operations:
Loss from discontinued operations			(170,000)	(170,000)	(858,000)	(858,000)
Loss on sale of discontinued operations					(477,000)	(477,000)

Adjusted net income (loss) applicable to common stockholders	$(2,817,000)	$(2,817,000)	$4,517,000	$4,532,000	$2,412,000	$2,432,000
Common stock and common stock equivalents	3,263,000	3,263,000	3,282,500	3,355,000	3,265,500	3,373,500
Net income (loss) per share:
From continuing operations	$(0.86)	$(0.86)	$1.43	$1.40	$1.15	$1.12
Loss from discontinued operations			(0.05)	(0.05)	(0.26)	(0.26)
Loss on sale of discontinued operations					(0.15)	(0.14)

Net income (loss) per share	$(0.86)	$(0.86)	$1.38	$1.35	$0.74	$0.72

Note 18 — Segment Reporting:

      The Company operates and reports its activities through four principal units: 1) MercFuel, 2) Air Centers, 3) Air Cargo and 4) Government Contract Services. Additionally, the Company had a fifth operating unit, RPA, which was sold on July 3, 2001 and is shown as a discontinued operation. As a result, RPA’s historical operating results have been reclassified as discontinued operations. The segment data included below has been restated to exclude amounts related to the RPA business unit.

				Government	Corporate
				Contract	or
	MercFuel	Air Centers	Air Cargo	Services	Unallocated	Total

			(Dollars in Thousands)
2003
Revenues	$280,136	$96,249	$32,691	$24,421	$(4,482)	$429,015
Gross margin	5,926	12,854	2,585	4,598		25,963
Depreciation and amortization	318	5,179	1,887	349	230	7,963
Capital expenditures	7	3,675	60	4	319	4,065
Segment assets	29,460	59,085	16,226	10,773	17,411	132,955
2002 (Restated, see Note 1)
Revenues	$232,573	$94,417	$28,124	$28,228		$383,342
Gross margin	6,581	13,545	898	6,789		27,813
Depreciation and amortization	63	5,780	2,292	715	408	9,258
Capital expenditures	30	3,954	332	122	62	4,500
Segment assets	27,183	60,479	16,159	12,995	19,398	136,214
2001
Revenues	$318,857	$99,482	$31,337	$28,770		$478,446
Gross margin	7,493	15,012	6,089	5,671		34,265
Depreciation and amortization	62	5,389	2,363	841	676	9,331
Capital expenditures	14	4,462	1,884	77	34	6,471
Segment assets	35,608	69,779	18,996	11,907	11,860	148,150

      Gross margin is used as the measure of profit and loss for segment reporting purposes as it is viewed by key decision makers as the principal operating indicator in measuring segment profitability. The key decision makers also view bad debt expense as an important measure of profit and loss. The predominant component of bad debt expense relates to MercFuel. Bad debt expense for MercFuel was approximately $1,060,000, $994,000 and $3,025,000 in fiscal 2003, 2002 and 2001, respectively; total bad debt expense was $1,648,000, $1,358,000 and $3,425,000 in fiscal 2003, 2002 and 2001, respectively.

Note 19 — Subsequent Events:

      On October 28, 2003, the Company announced that Allied had acquired the Company’s $24.0 million Senior Subordinated 12% Note from J. H. Whitney Co. Mezzanine Fund (the “Whitney Note”) and that the Company and Allied had entered into a definitive agreement, subject to the Company’s stockholders’ approval, completion of due diligence and regulatory agencies’ approvals and consents, to sell 100% of the outstanding common stock of Air Centers to Allied for $70 million (the “FBO Sale”). The actual cash proceeds to be received by the Company is subject to the establishment of an escrow account of $8,270 thousand associated with the month-to-month lease terms of the Air Centers’ FBO located at the Hartsfield Airport, reimbursement for certain FBO capital investments made by the Company, minimum Air Center working capital at closing and other customary terms and conditions. In accordance with the terms of the definitive agreement, as amended, the FBO Sale is to close on January 16, 2004 but the closing date can be extended, at Allied’s discretion, to April 16, 2004. The Company expects the FBO Sale to close in the Company’s third quarter of fiscal 2004.

      The Whitney Note, as amended, included provisions whereby the Company, if any amount of the principal on the Whitney Note remained outstanding as of December 31, 2003, would issue warrants to the note holder to purchase 5% of the Company’s outstanding common stock, exercisable for nominal consideration, and, if the amount of principal on the Whitney Note was greater than $12.0 million as of December 31, 2003, would issue warrants to the note holder to purchase an additional 5% of the Company’s outstanding common stock, exercisable for nominal consideration, along with an additional note in the original principal amount of $5.0 million. In addition, the Whitney Note, as amended, also provided that beginning January 2004 and continuing through June 2004, the interest rate will increase by 1% per annum each month up to a maximum of 18% per annum. Allied, in the new promissory note issued in replacement of the Whitney Note (the “Allied Note”), has waived the penalty provisions that were included in the Whitney Note. However, if the Allied Note is not prepaid in full by December 31, 2003 beginning January 2004 and continuing through June 2004, the interest rate will increase by 1% per annum each month up to a maximum of 18% per annum.

      Under the definitive agreement, the Company has agreed to sell its interest in Mercury Air Centers, Inc. (“Air Centers”) to Allied for a purchase price of $70 million, subject to an $8.3 million escrow account relating to a lease extension, reimbursement to Mercury related to certain capital investments made by Mercury, and adjustments for working capital and other customary terms and conditions. The sale of the Air Centers is subject to the Company’s shareholders approval, the completion of Allied’s due diligence, expiration of the Hart-Scott-Rodino waiting period and lender approval. In accordance with the terms of the definitive agreement, as amended, the close of the sale transaction is scheduled for January 16, 2004 but can be extended at Allied’s discretion through April 16, 2004. The Company anticipates that this transaction will close in the Company’s third quarter of fiscal 2004.

      On December 12, 2003 the Company entered into a settlement agreement (the “Hambro Settlement”) relating to litigation with J O Hambro Capital Management and certain of its affiliates and private clients (“J O Hambro”) whereby the Company issued three promissory notes for an aggregate principle amount of $3,586,000 (the “Hambro Notes”) in exchange for the following, among other things: 1) the repurchase of 343,600 shares of the Company’s common stock owned by J O Hambro; 2) reimbursement of certain costs associated with the mutual release of claims; 3) standstill agreement associated with the pending lawsuits and anticipated proxy solicitations. The Hambro Notes: 1) are subordinated to the Senior Secured Credit Facility and to the Senior Subordinated Note; 2) are due on the earlier of (a) March 31, 2006, provided that if the Senior Secured Credit Facility Matures on December 31, 2007 then such date shall be March 31, 2008 and (b) the ninetieth day following payment in full of the Senior Secured Credit Facility and the termination of commitments for the Senior Secured Lender to provide financing under the Senior Secured Credit Facility; and 3) bear and accrue interest at the rate of 12% per annum commencing on December 31, 2003 but will increase to 16% per annum for any amount of unpaid principal after June 30, 2004. During the second quarter of fiscal 2004, the Company will recognize expense of $1.8 million, which represents the consideration paid to J O Hambro in excess of the market value of the shares at that time.

      At the close of the FBO Sale, the Company estimates gross sales proceeds of $73.1 million. The Company intends to use these proceeds to: 1) prepay the outstanding principal amount on the Senior Secured Term Loan of $10 million; 2) repay all outstanding cash advances on the Revolving Line of Credit; 3) pay all accrued interest, fees and expenses associated with the Senior Secured Credit Facility; 4) provide cash collateral for the outstanding Letters of Credit of approximately $16.0 million; 5) prepay the outstanding principal amount on the Allied Note; 6) pay all accrued interest, fees and expenses associated with the Allied Note; 7) establish an escrow account for the FBO located at the Hartsfield Airport in the amount of $8.3 million; 8) repay the outstanding principal amount due on the Hambro Note of $3.6 million; 9) repay all accrued interest on the Hambro Note; and 10) pay all commissions, fees and expenses associated with the FBO Sale. After settlement of the all of the obligations noted above, the Company estimates that the FBO Sale will result in surplus cash proceeds of $4.0 million, of which an estimated $1.5 million will be required to settle the Company’s current income tax obligation associated with the FBO Sale.

Note 20 — Quarterly Financial Data (Unaudited):

	2003 (Restated, see Note 1)

	September 30	December 31	March 31	June 30

Sales and revenues	$107,895,000	$113,962,000	$111,027,000	$96,131,000
Gross margin	5,950,000	6,888,000	6,119,000	7,006,000

Net loss	(589,000)	(596,000)	(1,098,000)	(515,000)

Net loss per share:
Basic:	$(0.18)	$(0.18)	$(0.33)	$(0.17)

Diluted:	$(0.18)	$(0.18)	$(0.33)	$(0.17)

	2003 (As reported, see Note 1)

	September 30	December 31	March 31	June 30

Sales and revenues	$107,895,000	$113,962,000	$111,027,000	$96,131,000
Gross margin	6,065,000	7,003,000	6,233,000	7,006,000

Net loss	(482,000)	(490,000)	(954,000)	(515,000)

Net loss per share:
Basic:	$(0.15)	$(0.15)	$(0.29)	$(0.17)

Diluted:	$(0.15)	$(0.15)	$(0.29)	$(0.17)

	2002 (Restated, see Note 1)

	September 30	December 31	March 31	June 30

Sales and revenues	$103,752,000	$92,091,000	$87,918,000	$99,581,000
Gross margin	7,724,000	7,804,000	6,515,000	5,770,000
Net income (loss) from continuing operations	840,000	(31,000)	(390,000)	4,268,000
Net income (loss)	798,000	(31,000)	(390,000)	4,140,000
Net income per share:
Basic:
From continuing operations	$0.26	$(0.01)	$(0.12)	$1.30
Loss from discontinued operations	(0.01)			(0.04)

Net income (loss)	$0.25	$(0.01)	$(0.12)	$1.26

Diluted:
From continuing operations	$0.26	$(0.01)	$(0.12)	$1.27
Loss from discontinued operations	(0.01)			(0.04)

Net income (loss)	$0.25	$(0.01)	$(0.12)	$1.23

	2002 (As reported, see Note 1 )

	September 30	December 31	March 31	June 30

Sales and revenues	$103,752,000	$92,091,000	$87,918,000	$99,581,000
Gross margin	7,724,000	7,804,000	6,515,000	6,229,000
Net income (loss) from continuing operations	833,000	(31,000)	(380,000)	4,781,000
Net income (loss)	791,000	(31,000)	(380,000)	4,653,000
Net income per share:
Basic:
From continuing operations	$0.25	$(0.01)	$(0.12)	$1.47
Loss from discontinued operations	(0.01)			(0.04)

Net income (loss)	$0.24	$(0.01)	$(0.12)	$1.43

Diluted:
From continuing operations	$0.25	$(0.01)	$(0.12)	$1.44
Loss from discontinued operations	(0.01)			(0.04)

Net income (loss)	$0.24	$(0.01)	$(0.12)	$1.40

      See Note 1 to the consolidated financial statements regarding the restatement of the fiscal 2002 financial statements and each of the first three quarters of fiscal 2003.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended June 30, 2003

	Balance at	Charged to Costs	Deductions	Balance at End
Classification	Beginning of Period	and Expenses	(a)	of Period

2003
Allowance for doubtful accounts(b)	$1,583,000	$1,648,000	$(716,000)	$2,515,000

2002
Allowance for doubtful accounts	$1,653,000	$1,358,000	$(1,428,000)	$1,583,000

2001
Allowance for doubtful accounts	$2,291,000	$3,425,000	$(4,063,000)	$1,653,000

(a)	Accounts receivable that were written off.

(b)	Inclusive of allowance for trade accounts receivable and notes receivable.