Form 10-Q/A
period 2002-09-30
MERCURY AIR GROUP INC
filed 2004-01-12
CIK 52532

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file no. 1-7134

Mercury Air Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-1800515 (I.R.S. Employer Identification Number)

5456 McConnell Avenue Los Angeles, CA (Address of principal executive offices)	90066 (Zip Code)

Registrant’s telephone number, including area code:
(310) 827-2737

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

     Indicate by check mark whether the Registrant is an Accelerated Filer (as defined by rule 12 (b) 2 of the Securities Exchange Act of 1934.)  Yes [   ]      No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Number of Shares Outstanding
Title	as of November 12, 2002

Common Stock, $0.01 Par Value	6,439,999

INTRODUCTORY NOTE

     The registrant is filing this Form 10-Q/A to give effect to the restatement as discussed in “Note 1 – Restatement” to the consolidated financial statements. Only Part 1, Items 1 and 2 of the original 10-Q filing are being amended and restated as part of this Form 10-Q/A.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2002 (Unaudited)	2002

	(Restated, See Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,007,000	$5,565,000
Restricted cash	250,000	3,780,000
Trade accounts receivable, net of allowance for doubtful accounts of $1,869,000 at 9/30/02 and $1,583,000 at 6/30/02	46,656,000	47,570,000
Inventories, principally aviation fuel	6,561,000	2,985,000
Prepaid expenses and other current assets	3,201,000	3,042,000

TOTAL CURRENT ASSETS	60,675,000	62,942,000
PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated depreciation and amortization of $55,469,000 at 9/30/02 and $54,383,000 at 6/30/02	59,722,000	61,094,000
NOTES RECEIVABLE	2,078,000	2,158,000
DEFERRED INCOME TAXES	1,301,000	1,302,000
GOODWILL	4,389,000	4,389,000
OTHER INTANGIBLE ASSETS	208,000	233,000
OTHER ASSETS	4,013,000	4,096,000

TOTAL ASSETS	$132,386,000	$136,214,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,693,000	$35,449,000
Accrued expenses and other current liabilities	8,589,000	8,861,000
Current portion of long-term debt	14,830,000	14,677,000
Senior subordinated note, current	23,228,000	23,179,000

TOTAL CURRENT LIABILITIES	79,340,000	82,166,000
LONG-TERM DEBT	16,945,000	17,516,000
DEFERRED INCOME TAXES	169,000	169,000
DEFERRED RENT	2,090,000	1,943,000

TOTAL LIABILITIES	98,544,000	101,794,000
STOCKHOLDERS’ EQUITY:
Preferred Stock — $0.01 par value; authorized 3,000,000 shares; no shares outstanding
Common Stock — $0.01 par value; authorized 18,000,000 shares; outstanding 6,439,999 and 6,541,699 shares at 9/30/02 and 6/30/02, respectively	64,000	66,000
Additional paid-in capital	22,219,000	22,233,000
Retained earnings	16,247,000	16,872,000
Accumulated other comprehensive loss	(355,000)	(316,000)
Notes receivable from officers	(4,333,000)	(4,435,000)

TOTAL STOCKHOLDERS’ EQUITY	33,842,000	34,420,000

	$132,386,000	$136,214,000

See accompanying notes to consolidated financial statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,

	2002	2001

	(Restated, See Note 1)
Sales and revenues:
Sales	$85,450,000	$80,443,000
Service revenues	22,445,000	23,309,000

	107,895,000	103,752,000

Costs and expenses:
Cost of sales	76,034,000	70,289,000
Operating expenses	25,911,000	25,739,000

	101,945,000	96,028,000

Gross margin (excluding depreciation and amortization)	5,950,000	7,724,000

Expenses (Income):
Selling, general and administrative	3,115,000	1,960,000
Provision for bad debts	352,000	585,000
Depreciation and amortization	2,051,000	2,304,000
Interest expense	1,384,000	1,526,000
Interest income	(52,000)	(17,000)

	6,850,000	6,358,000

Income (loss) from continuing operations before provision for income taxes	(900,000)	1,366,000
Income tax provision (benefit)	(311,000)	526,000

Income (loss) from continuing operations	(589,000)	840,000
Loss from discontinued operations net of income tax benefit of $27,000		(42,000)

Net income (loss)	$(589,000)	$798,000

Net income (loss) per common share:
Basic:
From continuing operations	$(0.09)	$0.13
Loss from discontinued operations		(0.01)

Net income (loss)	$(0.09)	$0.12

Diluted:
From continuing operations	$(0.09)	$0.12
Loss from discontinued operations		(0.01)

Net income (loss)	$(0.09)	$0.11

See accompanying notes to consolidated financial statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,

	2002	2001

	(Restated, See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(589,000)	$798,000
Plus: Loss from discontinued operations		42,000

Income (loss) from continuing operations	(589,000)	840,000
Adjustments to derive cash flow from operating activities:
Bad debt expense	352,000	585,000
Depreciation and amortization	2,051,000	2,304,000
Deferred income taxes	1,000	12,000
Deferred rent	147,000	147,000
Compensation expense related to remeasurement of stock options	318,000	12,000
Expense related to amortization of executive stock plan	102,000
Amortization of senior subordinated note discount	49,000	47,000
Loss on retirement of assets	41,000
Changes in operating assets and liabilities:
Trade and other accounts receivable	562,000	3,644,000
Inventories	(3,576,000)	(313,000)
Prepaid expenses and other current assets	(159,000)	(690,000)
Accounts payable	(2,756,000)	(5,687,000)
Accrued expenses and other current liabilities	(272,000)	(3,729,000)

Net cash used in operating activities	(3,729,000)	(2,828,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	3,530,000
Increase in other assets	(37,000)	(17,000)
(Increase) decrease in notes receivables	80,000	(413,000)
Proceeds from sale of property	35,000
Additions to property, equipment and leaseholds	(610,000)	(1,326,000)

Net cash provided by (used in) investing activities	2,998,000	(1,756,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	11,275,000	4,000,000
Reduction of debt instruments	(11,693,000)	(6,663,000)
Repurchase of common stock	(370,000)

Net cash used in financing activities	(788,000)	(2,663,000)

Effect of exchange rate changes on cash	(39,000)
NET DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(1,558,000)	(7,247,000)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS		4,236,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,565,000	3,886,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,007,000	$875,000

CASH PAID DURING THE PERIOD FOR:
Interest	$1,286,000	$1,498,000
Income taxes	$4,539,000

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

Restatement

     The consolidated balance sheets as of September 30 and June 30, 2002 and the consolidated statements of operations and cash flows for the three-month period ended September 30, 2002 have been restated related to the following items: (1) To record as of June 30, 2002 an accrual of $459,000 (representing increased rent expense of $789,000 net of retroactive recoverable sublease rental income of $330,000) and to accrue $115,000 for the three-month period ended September 30, 2002 for a rent increase related to one of Air Cargo’s warehouse facilities at Los Angeles International Airport which is retroactive to June 18, 2001. The Company had previously recognized no accrual for this retroactive rent increase in its fiscal 2002 financial statements, as the Company was disputing the amount of the increase; however, the Company subsequently determined that it had received information regarding the proposed rent increase prior to the issuance of its fiscal 2002 financial statements which provided substantial evidence that an obligation existed at the balance sheet date and that the amount of the liability could be reasonably estimated; (2) To record additional compensation expense of $430,000 during the fourth quarter of fiscal 2002 in connection with the 2002 Management Stock Purchase Plan, pursuant to which the Company had loaned certain officers in May 2002 a total of $3.9 million to purchase shares of the Company’s stock from CFK Partners (which is owned by three of the Company’s directors) at $7.50 per share. The trading price of the shares at this time was $4.90 per share. A full recourse loan was made to the Company’s Chief Executive Officer in the amount of $2.9 million, and non-recourse loans totaling $1 million were made to the other executives (“Other Executives”). The Company originally recorded a compensation charge of $356,000 in connection with this transaction to write-down the non-recourse loans based on the difference between the purchase price paid by the Other Executives for the shares and the market value of such shares at that time. The Company has determined that it was proper to record the compensation expense of $356,000 to reflect the benefit received by CFK Partners for the purchase price paid by the Other Executives in excess of the market value of such shares at that time; however, the non-recourse loans should not have been written-down, but rather additional paid-in capital should have been credited for $356,000. In addition, the Company determined that it should have recorded additional compensation expense of $436,000 related to the recourse loan and the shares purchased by the CEO to also reflect the benefit received by CFK Partners related to the purchase price paid by the CEO for his shares in excess of the market value of such shares at that time. The benefit attributed to the CEO’s interest in CFK Partners has been deducted in determining the compensation expense related to these loans. Accordingly, the fiscal 2002 financial statements have been restated to record in the fourth quarter of fiscal 2002 the reversal of the write-down of the non-recourse loans and a credit to additional paid-in capital for $356,000, and to record additional compensation expense of $436,000. The non-recourse loans are being accounted for as a variable stock plan pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and the recourse loan is being accounted for as a fixed stock plan; (3) To reverse the sale-leaseback accounting associated with the sale of a building housing the Company’s corporate headquarters and accounting for this transaction as a financing effective January 2002. The Company sold the corporate headquarters to CFK Realty Partners, LLC (“CFK Realty”), a wholly owned subsidiary of CFK Partners, and concurrently entered into a ten-year lease of the property. However, the Company has determined that CFK Realty was not sufficiently capitalized to permit sale-leaseback accounting and the non-consolidation of CFK Realty. Accordingly, the fiscal 2002 financial statements have been restated to fully consolidate CFK Realty effective in the third quarter of fiscal 2002, resulting in land and building totaling $1.8 million, net of accumulated depreciation, being reinstated on the books of the Company, recording of debt related to a loan of $3.2 million incurred by CFK Realty to finance the acquisition, reversal of a deferred gain of $2.1 million recorded by the Company at the time of the transaction, and the reversal of rent expense and recording of depreciation resulting in additional pre-tax expense of $23,000 for the third and fourth quarters of fiscal 2002 combined; and (4) to adjust opening retained earnings by $363,000 to correct for income tax adjustments that should have been recorded in years prior to fiscal 2001.

     The accompanying restated financial statements for the three-month period ended September 30, 2002 resulted in an increase to the net loss previously reported by $107,000 and an increase to the basic and diluted net loss per share of $0.02.

     The following tables represent the impact of the restatement on balances as reported, and as restated for all periods presented:

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	September 30, 2002
	As Reported	As Restated

	(In Thousands)	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,006	$4,007
Restricted cash	250	250
Trade accounts receivable, net of allowance for doubtful accounts	46,059	46,656
Inventories, principally aviation fuel	6,561	6,561
Prepaid expenses and other current assets	3,201	3,201
Notes receivable from affiliate	1,400

TOTAL CURRENT ASSETS	61,477	60,675
PROPERTY, EQUIPMENT AND LEASEHOLDS, NET	57,936	59,722
NOTES RECEIVABLE, net of allowance for doubtful	2,078	2,078
DEFERRED INCOME TAXES	766	1,301
GOODWILL	4,389	4,389
OTHER INTANGIBLE ASSETS, NET	208	208
OTHER ASSETS, NET	4,013	4,013

TOTAL ASSETS	$130,867	$132,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,329	$32,693
Accrued expenses and other current liabilities	8,072	8,589
Current portion of long-term debt	14,830	14,830
Senior subordinated note	23,228	23,228

TOTAL CURRENT LIABILITIES	78,459	79,340
LONG-TERM DEBT	13,799	16,945
DEFERRED GAIN	2,126
DEFERRED INCOME TAXES		169
DEFERRED RENT	2,090	2,090

TOTAL LIABILITIES	96,474	98,544

STOCKHOLDERS’ EQUITY:
Common stock	64	64
Additional paid-in capital	21,404	22,219
Retained earnings	17,233	16,247
Accumulated other comprehensive loss	(355)	(355)
Notes receivable from officers	(3,953)	(4,333)

TOTAL STOCKHOLDERS’ EQUITY	34,393	33,842

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,867	$132,386

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30, 2002

	As
	Previously	As
	Reported	Restated

	(In Thousands)	(In Thousands)
Sales and revenues	$107,895	$107,895
Costs and expenses:
Cost of sales	76,034	76,034
Operating expenses	25,796	25,911

	101,830	101,945

Gross margin (excluding depreciation and amortization)	6,065	5,950

Expenses (Income):
Selling, general and administrative	3,224	3,115
Provision for bad debts	352	352
Depreciation and amortization	2,029	2,051
Interest expense	1,320	1,384
Interest income	(70)	(52)

	6,855	6,850

Loss from continuing operations before provision for income taxes	(790)	(900)
Income tax benefit	(308)	(311)

Income (loss) from continuing operations	(482)	(589)
Loss from discontinued operations

Net income (loss)	$(482)	$(589)

Net loss per common share:
Net loss – basic	$(0.07)	$(0.09)
Net loss – diluted	$(0.07)	$(0.09)

Risks and Uncertainties

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

     In April 2002, the Company received a notice from Los Angeles World Airports (“LAWA”) of a proposed rent increase for one of Air Cargo’s warehouse facilities at LAX (the “Avion Warehouse”) retroactive to June 18, 2001. In response to this notice, the Company submitted protests to the LAWA Staff and Board of Commissioners regarding the proposed increase on the basis that: 1) the Company had made a substantial investment in the warehouse facility and the proposed rental increase would greatly reduce the Company’s ability to achieve an acceptable rate of return on the Company’s investment to date; 2) if any increase is to be made, it should be determined based on the Company being a developer of the facility and not strictly a tenant; and 3) that the amount of the proposed increase is not justified given the general business environment of the air cargo handling operations. In response to the Company’s protests to the proposed increase, in September 2002 the Company received a revised notice from LAWA of a reduced proposal for a rental increase for the Avion Warehouse. The LAWA Staff intend to present their recommended rental increase to the LAWA Board of Commissioners for approval in late January 2004. From June 18, 2001 through June 30, 2002, the accumulated amount of the retroactive rent increase is $789,000, which will be partially offset by recoverable retroactive sublease rental income of $330,000. The LAWA Staff has indicated that the retroactive portion of the rent increase would be payable by the Company in equal monthly installments over the remaining term of the lease agreement, which is scheduled to expire in June 2006. The proposed increase in the monthly rent, on a go-forward basis, would be $64,600, or 35%, from the existing monthly rent. The Company has accrued $459,000 for the retroactive rent increase, which is net of increased recoverable retroactive sublease rental income, as of June 30, 2002, and has accrued an additional $115,000 for the three-month period ended September 30, 2002, resulting in a total accrual of $574,000 as of September 30, 2002. See the discussion above in this Note 1 under “Restatement” regarding the restatement of the financial statements.

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

Note 5 — Debt

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

Note 6 — Net Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and potential common shares except for amounts that are antidilutive. Potential common shares include stock options and shares resulting from the assumed conversion of subordinated debentures, when dilutive.

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

Note 7 — Segment Reporting

     The Company operates and reports its activities through four principal units: 1) Fuel Sales, 2) Fixed Based Operations, 3) Cargo Operations and 4) Government Contract Services.

				Government	Corporate
	Fuel	Fixed Base	Cargo	Contract	or
	Sales	Operations	Operations	Services	Unallocated	Total

			(Dollars In Thousands)
QUARTER ENDED SEPTEMBER 30, 2002 – Restated see Note 1
Revenues	$70,573	$23,826	$7,290	$6,206		$107,895
Gross Margin	1,620	2,973	404	953		5,950
Depreciation and Amortization	54	1,253	546	91	$107	2,051
Capital Expenditures		524	65		21	610
Segment Assets	30,957	58,797	15,262	12,059	15,311	132,386
QUARTER ENDED SEPTEMBER 30, 2001
Revenues	$64,500	$23,962	$7,138	$8,152		$103,752
Gross Margin	1,946	3,464	287	2,027		7,724
Depreciation and Amortization	15	1,343	587	193	$166	2,304
Capital Expenditures		1,225	97		4	1,326
Segment Assets	26,968	66,651	16,873	13,237	17,636	141,365

     Gross margin is used as the measure of profit and loss for segment reporting purposes as it is viewed by key decision makers as the principal operating indicator in measuring segment profitability. The key decision makers also view bad debt expense as an important measure of profit and loss. The predominant component of bad debt expense relates to Fuel Sales. Bad debt expense for Fuel Sales was approximately $293,000 and $485,000 for the three-month periods ended September 30, 2002 and 2001, respectively; total bad debt expense was $352,000 and $585,000 for the three-month periods ended September 30, 2002 and 2001, respectively.

Note 8 — Comprehensive Income

     Comprehensive income (loss) is summarized as follows:

	Three Months Ended
	September 30,

	2002	2001

Net income (loss) – restated	$(589,000)	$798,000
Foreign currency translation adjustment	(39,000)	—

Comprehensive income (loss)	$(628,000)	$798,000

Note 9 — Related Party Transactions

     CFK Partners, LLC is a partnership consisting of three of the Company’s directors, one of whom also serves as the Company’s Chief Executive Officer and another who serves as Chairman of the Board. In addition, CFK Partners, LLC also owns approximately 30% of the Company’s outstanding common stock.

     In January 2002, the Company sold the land and the office building which houses its corporate headquarters to CFK Realty Partners, LLC (“CFK Realty”) for $4,200,000, consisting of $2,800,000 cash and a note receivable of $1,400,000. The note accrues interest at 5% and contains provisions whereby CFK Realty can elect to extend the maturity date in one year increments through December 31, 2004. The note had an original maturity date of December 31, 2002. In early December 2002, the Company received notification from CFK Realty that it was exercising its right to extend the maturity date of the note for an additional one year period.

     CFK Realty financed the purchase of the headquarters through a $3.2 million loan. CFK Realty was formed by the same partners who formed CFK Partners. See Note 1 under “Restatement” regarding the restatement of the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations — Comparison of the Three Months ended September 30, 2002 and September 30, 2001

     The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company’s four operating units, as well as selected other financial statement data.

	Three Months Ended September 30,

	2002 (Restated)(1)		2001

		% of Total		% of Total
	Amount	Revenues	Amount	Revenues

		($ in millions)
Revenues:
Fuel sales	$70.6	65.4%	$64.5	62.1%
FBOs	23.8	22.1	24.0	23.1
Cargo operations	7.3	6.8	7.1	6.9
Government contract services	6.2	5.7	8.2	7.9

Total revenue	$107.9	100.0%	$103.8	100.0%

		% of Unit		% of Unit
	Amount	Revenues	Amount	Revenues

Gross margin(2):
Fuel sales	$1.6	2.3%	$1.9	3.0%
FBOs	3.0	12.5	3.5	14.5
Cargo operations	0.4	5.5	0.3	4.0
Government contract services	1.0	15.4	2.0	24.9

Total gross margin	$6.0	5.5%	$7.7	7.5%

		% of Total		% of Total
	Amount	Revenues	Amount	Revenues

Selling, general and administrative	$3.1	2.9%	$1.9	1.9%
Provision for bad debts	0.4	0.3	0.6	0.6
Depreciation and amortization	2.1	1.9	2.3	2.2
Interest expense and other	1.3	1.2	1.5	1.5

Income (loss) from continuing operations before tax	(0.9)	(0.8)	1.4	1.3
Income tax provision (benefit)	(0.3)	(0.3)	0.5	0.5

Income (loss) from continuing operations	(0.6)	(0.5)	0.9	0.8
Loss from discontinued operations	0.0	0.0	(0.1)	0.0

Net income (loss)	$(0.6)	(0.5)%	$0.8	0.8%

(1)	See Note 1 of Notes to consolidated financial statements under “Restatement” regarding the restatement of the financial statements.
(2)	Gross margin as used here and throughout Management’s Discussion excludes depreciation and amortization and selling, general and administrative expense.

Three Months Ended September 30, 2002 Compared to September 30, 2001

     Revenue increased by 4.0% to $107.9 million in the current period from $103.8 million in the prior year due to higher fuel volume in the current period. Gross margin decreased 23.0% to $ 6.0 million in the current period from $7.7 million a year ago, primarily due to a decline in Government Contract Services operations and a decrease in FBO volume and revenue as a result of the sale of the Company’s FBO facility in Bedford, Massachusetts (“Bedford FBO”) in June 2002. Revenue in the Fuel Sales, FBO and Cargo Operation segments of the Company’s business, was negatively impacted in the first quarter of fiscal 2002 due to the disruptions in air travel and airport operations following the events of September 11, 2001.

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

     Revenues from cargo operations increased 2.1% to $7.3 million from $7.1 million in the prior year due primarily to improvements in the Cargo handling operation. Gross margin from cargo operations in the current period increased 40.8% to $0.4 million from $0.3 million in the year ago period due to an increase in the cargo handling operations, offset partially by a decrease in Mercury World Cargo.

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

     Selling, general and administrative expenses in the current quarter increased 59.4% to $3.1 million from $1.9 million in last year’s quarter primarily due to increased expenses of $0.6 million associated with refinancing and recapitalization initiatives, $0.3 million associated with the extension of certain stock options, and $0.3 million associated with a reserve for legal settlements.

     Provision for bad debts decreased 39.8% in the current period to $0.4 million from $0.6 million a year ago.

     Depreciation and amortization expense was $2.1 million in the current period compared to $2.3 million a year ago a decrease of 10.9% due primarily to the sale of the Company’s Bedford FBO during the prior fiscal year.

     Interest expense and other decreased by 11.7% in the current period to $1.3 million from $1.5 million a year ago due to lower outstanding principal of debt and lower effective interest rates.

     Income tax expense approximated 34.5% and 38.5% of pre-tax income in the three month ended September 30, 2002 and 2001, respectively, reflecting the expected effective annual tax rate.

     The loss from discontinued operations of $42 thousand during the quarter ended September 30, 2001 was related to the sale of property held by RPA which was included in net assets of discontinued operations at June 30, 2001.

Liquidity and Capital Resources

     As of September 30, 2002, the Company’s cash and cash equivalents were $4.0 million, a reduction of $1.6 million for the three month period then ended. Cash used in operating activities for the three month period ended September 30, 2002 was $3.7 million comprised of cash generated of $2.5 million from earnings, adjusted for non-cash items, less $6.2 million for an increase in net working capital. The increase in working capital was primarily due to an increase in inventory and a reduction in accounts payable.

     During the first three months of FY 2003, the Company generated $3.0 million in investing activities primarily due to a reduction in restricted cash used to reduce long term debt. The Company’s financing activities resulted in a net cash outlay of $0.8 million during the first quarter primarily associated with the scheduled repayment of long term debt.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Exhibit List

     (a)  Exhibits and Exhibit List:

Exhibit
No.	Description

2.1	Agreement and Plan of Merger adopted January 9, 2001.(17)

2.2	Certificate of Merger.(17)

3.1	Bylaws of Company adopted January 9, 2001.(17)

3.2	Certificate of Incorporation.(17)

4.1	Loan Agreement between California Economic Development Financing Authority and Mercury Air Group, Inc. relating to $19,000,000 California Economic Development Financing Authority Variable Rate Demand Airport Facilities Revenue Bonds, Series 1998 (Mercury Air Group, Inc. Project) dated as of April 1, 1998.(2)

4.2	Securities Purchase Agreement dated September 10, 1999 by and among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(12)

4.3	Amendment No. 1 dated as of September 30, 2000 by and between J.H. Whitney Mezzanine, L.P. and Mercury Air Group, Inc. to the Securities Agreement.(16)

Exhibit
No.	Description

4.4	Waiver and Consent Agreement dated as of December 29, 2000 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(17)

4.5	Waiver and Consent Agreement dated as of July 2, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P(18)

4.6	Waiver Agreement dated as of September 25, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(18)

4.7	Amendment No. 2 dated as of September 30, 2001 by and between J.H.Whitney Mezzanine Fund, L.P. and Mercury Air Group, Inc. to the Securities Purchase Agreement(19)

4.8	Amended and Restated J.H. Whitney Mezzanine Fund , L.P. Warrant(19)

4.9	Waiver Agreement dated as of November 26, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine, L.P.(21)

4.10	Waiver Agreement dated as of December 21, 2001 among Mercury Air Group, inc. and J.H. Whitney Mezzanine, L.P.(21)

4.11	Waiver Agreement dated as of June 26, 2002 among Mercury Air Group, inc. and J.H.Whitney Mezzanine, L.P.(23)

10.1	Company’s 1990 Long-Term Incentive Plan.(4)*

10.2	Company’s 1990 Directors Stock Option Plan.(1)*

10.3	Lease for 6851 West Imperial Highway, Los Angeles, California.(3)

10.4	Memorandum Dated September 15, 1997 regarding Summary of Officer Life Insurance Policies with Benefits Payable to Officers or Their Designated Beneficiaries.(8)*

10.5	Employment Agreement dated November 15, 1994 between the Company and Joseph Czyzyk.(9)*

10.6	Non-Qualified Stock Option Agreement dated March 21, 1996, by and between Frederick H. Kopko and Mercury Air Group, Inc.(6)*

10.7	Company’s 1998 Long-Term Incentive Plan.(10)*

10.8	Company’s 1998 Directors Stock Option Plan.(10)*

10.9	Amendment to Employment Agreement by and between Mercury Air Group, Inc. and Joseph A. Czyzyk dated October 15, 1998.(11)*

10.10	Amendment No. 2 to Employment Agreement by and between Mercury Air Group, Inc. and Joseph A. Czyzyk dated April 12, 1999.(11)*

10.11	Revolving Credit and Term Loan Agreement dated as of March 2, 1999 by and among Mercury Air Group, Inc., The Banks listed on Schedule 1 thereto, and The Fleet National Bank f/k/a BankBoston, N.A., as Agent.(11)

10.12	First Amendment to Revolving Credit and Term Loan Agreement dated as of September 10, 1999.(14)

10.13	Second Amendment to Revolving Credit and Term Loan Agreement dated as of March 31, 2000.(14)

10.14	Third Amendment, Waiver and Consent to Revolving Credit and Term Loan Agreement dated as of August 11, 2000.(14)

10.15	The Company’s 401(k) Plan consisting of CNA Trust Corporation. Regional Prototype Defined Contribution Plan and Trust and Adoption Agreement.(14)*

10.16	Amendment No. 3 to Employment Agreement by and between Mercury Air Group, Inc. and Joseph A. Czyzyk dated September 11, 2000.(15)*

10.17	Employment Agreement dated July 31, 2000 between the Company and Dr. Philip J. Fagan.(15)*

10.18	Fourth Amendment to Revolving Credit and Term Loan Agreement dated as of November 14, 2000.(16)

10.19	Amendment No. 1 to Mercury Air Group, Inc. 1998 Long-Term Incentive Option Plan as of August 22, 2000.(16)*

10.20	Amendment No. 1 to Mercury Air Group, Inc. 1998 Directors Stock Option Plan as of August 22, 2000.(16)*

10.21	Limited Waiver letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 21, 2001.(18)

10.22	Fifth Amendment to Revolving Credit and Term loan Agreement dated as of September 21, 2001.(18)

Exhibit
No.	Description

10.23	Limited Consent letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 30, 2001.(19)

10.24	2001 Mercury Air Group, Inc. Stock Incentive Plan(20)

10.25	Limited waiver and Consent to Revolving Credit and Term Loan Agreement dated as of December 31, 2001.(21)

10.26	2002 Management Stock Purchase Plan(22)

10.27	Amended and Restated Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Joseph A, Czyzyk(22)*

10.28	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Wayne J. Lovett(22)*

10.29	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and John Enticknap(22)*

10.30	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Mark Coleman(22)*

10.31	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Steven S. Antonoff(22)*

10.32	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Robert Schlax(22)*

10.34	Sale-Leaseback agreement made by and between CFK Realty Partners, LLC and Mercury air Group, Inc. dated December 15, 2001.(23)

10.35	Amendment to Sale-Leaseback agreement made by and between CFK Realty Partners, LLC and Mercury Air Group, Inc.(23)

10.36	Promissory Note by CFK Partners, LLC in favor of Mercury Air Group, Inc.(23)

10.37	Limited Waiver and Consent to Revolving Credit and Term Loan Agreement dated as June 27, 2002.(23)

10.38	Amendment to No. 1 made to Amended and Restated Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Joseph A. Czyzyk.*(23)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

99.1	Partnership Agreement dated as of July 27, 2000 of CFK Partners by and among Philip J. Fagan, M.D., Frederick H. Kopko, Jr. and Joseph A. Czyzyk.(13)

*	Denotes managements contract or compensation plan or arrangement.

(1)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 10, 1993 Annual Meeting of Shareholders and is incorporated herein by reference.

(2)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and are incorporated herein by reference.

(3)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-39044 on Form S-2 and are incorporated herein by reference.

(4)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 2, 1992 Annual Meeting of Shareholders.

(5)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-65085 on Form S-1 and are incorporated herein by reference.

(6)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and are incorporated herein by reference.

(7)	All such documents were previously filed as Exhibits to the Company’s Report on Form 8-K filed September 13, 1996 and are incorporated herein by reference.

(8)	Such document was previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997 and is incorporated herein by reference.

(9)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and is incorporated herein by reference.

(10)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 3, 1998 Annual Meeting of Shareholders and incorporated herein by reference.

(11)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

(12)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 and is incorporated herein by reference.

(13)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on August 11, 2000 and is incorporated herein by reference.

(14)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and is incorporated herein by reference.

(15)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(16)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference.

(17)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(18)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and is incorporated herein by reference.

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
Date: January 9, 2004