Form 10-Q/A
period 2002-12-31
MERCURY AIR GROUP INC
filed 2004-01-12
CIK 52532

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)
	[X]	Amendment No. 1 to quarterly report pursuant to section 13 or 15 (d)
of the Securities Exchange Act of 1934 for the quarterly
period ended December 31, 2002

	[ ]	Transition report pursuant to section 13 or 15(d) of
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2002	2002

	(unaudited)
	(Restated, See Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,395,000	$5,565,000
Restricted cash		3,780,000
Trade accounts receivable, net of allowance for doubtful accounts of $2,223,000 at 12/31/02 and $1,583,000 at 6/30/02	51,962,000	47,570,000
Inventories, principally aviation fuel	3,983,000	2,985,000
Prepaid expenses and other current assets	3,165,000	3,042,000

TOTAL CURRENT ASSETS	63,505,000	62,942,000
PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated depreciation and amortization of $57,180,000 at 12/31/02 and $54,383,000 at 6/30/02	60,696,000	61,094,000
NOTES RECEIVABLE	2,072,000	2,158,000
DEFERRED INCOME TAXES	1,299,000	1,302,000
GOODWILL	4,389,000	4,389,000
OTHER INTANGIBLE ASSETS	1,183,000	233,000
OTHER ASSETS	5,766,000	4,096,000

TOTAL ASSETS	$138,910,000	$136,214,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,526,000	$35,449,000
Accrued expenses and other current liabilities	6,995,000	8,861,000
Current portion of long-term debt	4,325,000	14,677,000
Senior subordinated note, current		23,179,000

TOTAL CURRENT LIABILITIES	46,846,000	82,166,000
LONG-TERM DEBT	32,306,000	17,516,000
SENIOR SUBORDINATED NOTE	23,355,000
DEFERRED INCOME TAXES	169,000	169,000
DEFERRED RENT	2,200,000	1,943,000

TOTAL LIABILITIES	104,876,000	101,794,000
MANDATORILY REDEEMABLE PREFERRED STOCK, Series A — $.01 par value; authorized 1,000,000 shares; outstanding 462,627 shares at 12/31/02	463,000
STOCKHOLDERS’ EQUITY:
Preferred Stock — $.01 par value; authorized 2,000,000 shares; none outstanding
Common Stock — $ .01 par value; authorized 18,000,000 shares; outstanding 6,577,334 and 6,541,699 shares at 12/31/02 and 6/30/02, respectively	65,000	66,000
Additional paid-in capital	22,449,000	22,233,000
Retained earnings	15,651,000	16,872,000
Accumulated other comprehensive loss	(361,000)	(316,000)
Notes receivable from officers	(4,233,000)	(4,435,000)

TOTAL STOCKHOLDERS’ EQUITY	33,571,000	34,420,000

	$138,910,000	$136,214,000

See accompanying notes to consolidated financial statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended		Three Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

	(Restated, See Note 1)		(Restated, See Note 1)
Sales and revenues:
Sales	$175,336,000	$149,902,000	$89,886,000	$69,459,000
Service revenues	46,521,000	45,941,000	24,076,000	22,632,000

	221,857,000	195,843,000	113,962,000	92,091,000

Costs and expenses:
Cost of sales	156,247,000	129,383,000	80,213,000	59,094,000
Operating expenses	52,772,000	50,932,000	26,861,000	25,193,000

	209,019,000	180,315,000	107,074,000	84,287,000

Gross margin (excluding depreciation and amortization)	12,838,000	15,528,000	6,888,000	7,804,000

Expenses (income):
Selling, general and administrative	5,241,000	4,738,000	2,651,000	2,778,000
Provision for bad debts	759,000	772,000	407,000	187,000
Depreciation and amortization	4,049,000	4,684,000	1,998,000	2,380,000
Interest expense	2,915,000	2,991,000	1,531,000	1,465,000
Costs and expenses of stock offering		985,000		985,000
Loss on sale of property		71,000		71,000
Debt extinguishments costs	1,733,000		1,208,000
Interest income	(50,000)	(28,000)	2,000	(11,000)

	14,647,000	14,213,000	7,797,000	7,855,000

Income (loss) from continuing operations before provision for income taxes	(1,809,000)	1,315,000	(909,000)	(51,000)
Income tax provision (benefit)	(624,000)	506,000	(313,000)	(20,000)

Income (loss) from continuing operations	(1,185,000)	809,000	(596,000)	(31,000)
Loss from discontinued operations, net of income tax benefit of $27,000 in 2001		(42,000)

Net income (loss)	$(1,185,000)	$767,000	$(596,000)	$(31,000)

Net income (loss) per common share:
Basic:
From continuing operations	$(0.18)	$0.12	$(0.09)	$0.00
Loss from discontinued operations		(0.01)

Net Income (loss)	$(0.18)	$0.11	$(0.09)	$0.00

Diluted:
From continuing operations	$(0.18)	$0.12	$(0.09)	$0.00
Loss from discontinued operations		(0.01)

Net income (loss)	$(0.18)	$0.11	$(0.09)	$0.00

See accompanying notes to consolidated financial statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31,

	2002	2001

	(Restated, See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,185,000)	$767,000
Add: Loss from discontinued operations		42,000

Income (loss) from continuing operations	(1,185,000)	809,000
Adjustments to derive cash flow from operating activities:
Bad debt expense	759,000	772,000
Depreciation and amortization	4,049,000	4,684,000
Deferred income taxes	3,000	21,000
Deferred rent	257,000	295,000
Compensation expense related to remeasurement of stock options	318,000	12,000
Expense related to amortization of executive stock plan	202,000
Amortization of senior subordinated note discount	176,000	93,000
Management compensation paid in preferred stock	204,000
Management compensation applied to exercise of stock options	174,000
Loss on retirement/ sale of assets	27,000	71,000
Write off of capitalized financing costs	1,733,000
Amortization of deferred gain
Changes in operating assets and liabilities:
Trade and other accounts receivable	(5,151,000)	8,696,000
Inventories	(998,000)	933,000
Prepaid expenses and other current assets	(123,000)	(2,564,000)
Accounts payable	76,000	(10,656,000)
Accrued expenses and other current liabilities	(1,866,000)	(1,419,000)

Net cash provided by (used in) operating activities	(1,345,000)	1,747,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	3,780,000
(Increase) decrease in other assets	(1,164,000)	732,000
(Increase) decrease in notes receivables	86,000	(274,000)
Proceeds from sale of property	35,000	2,078,000
Additions to property, equipment and leaseholds	(3,551,000)	(2,169,000)

Net cash provided by ( used in ) investing activities	(814,000)	367,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	12,775,000
Reduction of debt instruments	(11,975,000)	(7,081,000)
Early retirement of debt	(13,285,000)
Proceeds from refinancing	16,923,000
Capitalization of deferred financing cost	(3,351,000)
Repurchase of common stock	(370,000)
Proceeds from issuance of preferred stock	259,000
Proceeds from exercise of stock options	58,000

Net cash provided by (used in) financing activities	1,034,000	(7,081,000)

Effect of exchange rate changes on cash	(45,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(1,170,000)	4,967,000
NET CASH PROVIDED BY DISCONTINUED OPERATIONS		4,296,000
CASH AND CASH EQUIVALENTS, beginning of period	5,565,000	3,886,000

CASH AND CASH EQUIVALENTS, end of period	$4,395,000	$3,215,000

CASH PAID DURING THE PERIOD FOR:
Interest	$2,630,000	$2,943,000
Income taxes	$4,670,000	$348,000

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

Restatement

     The consolidated balance sheets as of December 31 and June 30, 2002 and the consolidated statements of operations and cash flows for the three-month and six-month periods ended December 31, 2002 have been restated related to the following items: (1) To record as of June 30, 2002 an accrual of $459,000 (representing increased rent expense of $789,000 net of retroactive recoverable sublease rental income of $330,000) and to accrue $115,000 and $230,000 for the three and six-month periods ended December 31, 2002, respectively, for a rent increase related to one of Air Cargo’s warehouse facilities at Los Angeles International Airport which is retroactive to June 18, 2001. The Company had previously recognized no accrual for this retroactive rent increase in its fiscal 2002 financial statements, as the Company was disputing the amount of the increase; however, the Company subsequently determined that it had received information regarding the proposed rent increase prior to the issuance of its fiscal 2002 financial statements which provided substantial evidence that an obligation existed at the balance sheet date and that the amount of the liability could be reasonably estimated; (2) To record additional compensation expense of $430,000 during the fourth quarter of fiscal 2002 in connection with the 2002 Management Stock Purchase Plan, pursuant to which the Company had loaned certain officers in May 2002 a total of $3.9 million to purchase shares of the Company’s stock from CFK Partners (which is owned by three of the Company’s directors) at $7.50 per share. The trading price of the shares at this time was $4.90 per share. A full recourse loan was made to the Company’s Chief Executive Officer in the amount of $2.9 million, and non-recourse loans totaling $1 million were made to the other executives (“Other Executives”). The Company originally recorded a compensation charge of $356,000 in connection with this transaction to write-down the non-recourse loans based on the difference between the purchase price paid by the Other Executives for the shares and the market value of such shares at that time. The Company has determined that it was proper to record the compensation expense of $356,000 to reflect the benefit received by CFK Partners for the purchase price paid by the Other Executives in excess of the market value of such shares at that time; however, the non-recourse loans should not have been written-down, but rather additional paid-in capital should have been credited for $356,000. In addition, the Company determined that it should have recorded additional compensation expense of $436,000 related to the recourse loan and the shares purchased by the CEO to also reflect the benefit received by CFK Partners related to the purchase price paid by the CEO for his shares in excess of the market value of such shares at that time. The benefit attributed to the CEO’s interest in CFK Partners has been deducted in determining the compensation expense related to these loans. Accordingly, the fiscal 2002 financial statements have been restated to record in the fourth quarter of fiscal 2002 the reversal of the write-down of the non-recourse loans and a credit to additional paid-in capital for $356,000, and to record additional compensation expense of $436,000. The non-recourse loans are being accounted for as a variable stock plan pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and the recourse loan is being accounted for as a fixed stock plan; (3) To reverse the sale-leaseback accounting associated with the sale of a building housing the Company’s corporate headquarters and accounting for this transaction as a financing effective January 2002. The Company sold the corporate headquarters to CFK Realty Partners, LLC (“CFK Realty”), a wholly owned subsidiary of CFK Partners, and concurrently entered into a ten-year lease of the property. However, the Company has determined that CFK Realty was not sufficiently capitalized to permit sale-leaseback accounting and the non-consolidation of CFK Realty. Accordingly, the fiscal 2002 financial statements have been restated to fully consolidate CFK Realty effective in the third quarter of fiscal 2002, resulting in land and building totaling $1.8 million, net of accumulated depreciation, being reinstated on the books of the Company, recording of debt related to a loan of $3.2 million incurred by CFK Realty to finance the acquisition, reversal of a deferred gain of $2.1 million recorded by the Company at the time of the transaction, and the reversal of rent expense and recording of depreciation resulting in additional pre-tax expense of $23,000 for the third and fourth quarters of fiscal 2002 combined; and (4) to adjust opening retained earnings by $363,000 to correct for income tax adjustments that should have been recorded in years prior to fiscal 2001.

     The accompanying restated financial statements for the three-month and six-month periods ended December 31, 2002, resulted in an increase in the previously reported net loss of $106,000 and $213,000 and an increase in the net loss per basic and diluted share of $0.01 and $0.03, respectively.

     The following tables represent the impact of the restatement on balances as reported, and as restated for all periods presented:

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	December 31, 2002
	As Reported	As Restated

	(In Thousands)	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,377	$4,395
Trade accounts receivable, net of allowance for doubtful accounts	51,297	51,962
Inventories, principally aviation fuel	3,983	3,983
Prepaid expenses and other current assets	3,235	3,165
Notes receivable from affiliate	1,400

TOTAL CURRENT ASSETS	64,292	63,505
PROPERTY, EQUIPMENT AND LEASEHOLDS, NET	58,933	60,696
NOTES RECEIVABLE, net of allowance for doubtful	2,072	2,072
DEFERRED INCOME TAXES	764	1,299
GOODWILL	4,389	4,389
OTHER INTANGIBLE ASSETS, NET	1,183	1,183
OTHER ASSETS, NET	5,766	5,766

TOTAL ASSETS	$137,399	$138,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,162	$35,526
Accrued expenses and other current liabilities	6,363	6,995
Current portion of long-term debt	4,325	4,325

TOTAL CURRENT LIABILITIES	45,850	46,846
LONG-TERM DEBT	29,178	32,306
SENIOR SUBORDINATED NOTES	23,355	23,355
DEFERRED GAIN	2,106
DEFERRED INCOME TAXES		169
DEFERRED RENT	2,200	2,200

TOTAL LIABILITIES	102,689	104,876

MANDATORILY REDEEMABLE PREFERRED STOCK, Series A	463	463
STOCKHOLDERS’ EQUITY:
Common stock	65	65
Additional paid-in capital	21,634	22,449
Retained earnings	16,743	15,651
Accumulated other comprehensive loss	(361)	(361)
Notes receivable from officers	(3,834)	(4,233)

TOTAL STOCKHOLDERS’ EQUITY	34,247	33,571

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$137,399	$138,910

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended		For the Three Months Ended
	December 31, 2002		December 31, 2002
	(In Thousands)		(In Thousands)

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Sales and revenues	$221,857	$221,857	$113,962	$113,962
Cost and expenses:
Cost of sales	156,247	156,247	80,213	80,213
Operating expenses	52,542	52,772	26,746	26,861

Total costs and expenses	208,789	209,019	106,959	107,074
Gross margin (excluding depreciation and amortization)	13,068	12,838	7,003	6,888

Expenses:
Selling, general and administrative	5,459	5,241	2,760	2,651
Provision for bad debts	759	759	407	407
Depreciation and amortization	4,004	4,049	1,975	1,998
Interest expense	2,791	2,915	1,471	1,531
Debt extinguishments cost	1,733	1,733	1,208	1,208
Interest income	(85)	(50)	(15)	2

Total expenses	14,661	14,647	7,806	7,797

Income (loss) from continuing operations before income tax provision benefit	(1,593)	(1,809)	(803)	(909)
Income tax provision (benefit)	(621)	(624)	(313)	(313)

Net income (loss)	$(972)	$(1,185)	$(490)	$(596)

Net loss per common share:
Net loss – basic	$(0.15)	$(0.18)	$(0.08)	$(0.09)
Net loss – diluted	$(0.15)	$(0.18)	$(0.08)	$(0.09)

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

     While the Note is subordinate to the Senior Secured Credit Facility (the “Facility”), the loan and security agreement does allow for the prepayment of principal on both the Note and the Facility under certain conditions. Under the terms of loan and security agreement of the Facility, the first $15.0 million of principal prepayment is to be applied equally to the outstanding principal of the Facility’s term loan and the Note. The next $4.5 million of principal prepayment is to be applied entirely to the outstanding principal of the Note. The next principal prepayments will then either be applied equally to the outstanding principal of the Facility and to the Note or entirely to the outstanding principal of the Note, depending on certain conditions, until the entire $24.0 million of the Note has been repaid in full

     In April 2002, the Company received a notice from Los Angeles World Airports (“LAWA”) of a proposed rent increase for one of Air Cargo’s warehouse facilities at LAX (the “Avion Warehouse”) retroactive to June 18, 2001. In response to this notice, the Company submitted protests to the LAWA Staff and Board of Commissioners regarding the proposed increase on the basis that: 1) the Company had made a substantial investment in the warehouse facility and the proposed rental increase would greatly reduce the

Company’s ability to achieve an acceptable rate of return on the Company’s investment to date; 2) if any increase is to be made, it should be determined based on the Company being a developer of the facility and not strictly a tenant; and 3) that the amount of the proposed increase is not justified given the general business environment of the air cargo handling operations. In response to the Company’s protests to the proposed increase, in September 2002 the Company received a revised notice from LAWA of a reduced proposal for a rental increase for the Avion Warehouse. The LAWA Staff intend to present their recommended rental increase to the LAWA Board of Commissioners for approval in late January 2004. From June 18, 2001 through June 30, 2002, the accumulated amount of the retroactive rent increase is $789,000, which will be partially offset by recoverable retroactive sublease rental income of $330,000. The LAWA Staff has indicated that the retroactive portion of the rent increase would be payable by the Company in equal monthly installments over the remaining term of the lease agreement, which is scheduled to expire in June 2006. The proposed increase in the monthly rent, on a go-forward basis, would be $64,600, or 35%, from the existing monthly rent. The Company has accrued $459,000 for the retroactive rent increase, which is net of increased recoverable retroactive sublease rental income, as of June 30, 2002, and has accrued an additional $115,000 and $230,000 for the three and six-month periods ended December 31, 2002, respectively, resulting in a total accrual of $689,000 as of December 31, 2002. See the discussion above in this Note 1 under “Restatement” regarding the restatement of the financial statements.

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

     The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on July 1, 2002. SFAS No. 142 requires that existing and future goodwill and intangible assets with indefinite lives not be amortized, but written down, as needed, based upon an impairment analysis that must occur at least, annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. All other intangible assets are amortized over their estimated useful lives. SFAS No. 142 requires that the Company perform step one of a two-part transitional impairment test to compare the reporting units fair value with their respective carrying amount, including goodwill. If the carrying value exceeds the fair value, step two of the transitional impairment test must be performed to measure the amount of the impairment loss, if any. SFAS No. 142 also requires that intangible assets be reviewed as of the date of adoption to determine if they continue to qualify as intangible assets under the criteria established under SFAS No. 141, “BusinessCombinations”, and to the extent previously recorded intangible assets do not meet the criteria that they be reclassified to goodwill.

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

     The following is a reconciliation of reported net income (loss) adjusted for adoption of SFAS No. 142:

	Six Months	Six Months	Three Months	Three Months
	Ended 12/31/02	Ended 12/31/01	Ended 12/31/02	Ended 12/31/01

Net income (loss) as reported	$(1,185,000)	$767,000	$(596,000)	$(31,000)
Goodwill amortization		184,000		92,000

Net income (loss) as adjusted	$(1,185,000)	$951,000	$(596,000)	$61,000

Diluted income (loss) per share, as adjusted	$(0.18)	$0.14	$(0.09)	$0.01
Diluted income (loss) per share, as reported	$(0.18)	$0.11	$(0.09)	$0.00

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

     The shares of the Preferred Stock are convertible to common stock, at the option of the stockholder, at a conversion price of $7.50 per share. Dividends on the Preferred Stock are accrued on a semi-annual basis at an annual rate of 8.0% and paid, either in cash or in-kind at the election of the Company. During a 30-day period immediately following the third, fourth, fifth and each subsequent anniversary date of the issuance of the Preferred Stock, both the Company and the stockholder have the option to redeem the then outstanding shares of Preferred Stock for an amount equal to $1.00 plus all accrued but unpaid dividends for each share of Preferred Stock redeemed. The Company has the option, whether the Company or the Stockholder exercised their redemption option, to pay all or part of the redemption in shares of the Company’s common stock. In the event of any liquidation of the Company, the holders of Preferred Stock have a liquidation preference over common stock, plus all declared but unpaid dividends. In the event the assets are insufficient to cover the aforesaid amounts, the Preferred Stockholders would share in the assets ratably in proportion to the full preferential amount

Note 7 — Net Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and potential common shares. Potential common shares include stock options, shares resulting from the assumed conversion of subordinated debentures, and preferred stock redemptions, when dilutive.

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

	Six Months	Three Months
	Ended 12/31/02	Ended 12/31/02

Net loss — as reported	$(1,185,000)	$(596,000)
Net loss — pro forma	$(1,388,000)	$(617,000)
Basic loss per share — as reported	$(0.18)	$(0.09)
Basic loss per share — pro forma	$(0.21)	$(0.10)
Diluted loss per share — as reported	$(0.18)	$(0.09)
Diluted loss per share — pro forma	$(0.21)	$(0.10)

Note 9 — Segment Reporting

     The Company operates and reports its activities through four principal units: 1) Fuel Sales, 2) Fixed Based Operations, 3) Cargo Operations and 4) Government Contract Services.

				Government	Corporate
		Fixed Base	Cargo	Contract	or
	Fuel Sales	Operations	Operations	Services	Unallocated	Total

	(Dollars in Thousands)
Quarter Ended December 31, 2002 – Restated, see note 1
Revenues	$75,041	$23,882	$9,154	$6,314	$(429)	$113,962
Gross Margin	1,451	2,941	1,300	1,196		6,888
Depreciation and Amortization	54	1,328	546	90	(20)	1,998
Capital Expenditures	6	2,652			283	2,941
Segment Assets	34,346	60,244	16,241	11,564	16,515	138,910
Quarter Ended December 31, 2001
Revenues	$54,610	$23,122	$7,548	$6,811		$92,091
Gross Margin	1,423	3,797	873	1,711		7,804
Depreciation and Amortization	16	1,468	548	191	$157	2,380
Capital Expenditures	11	832				843
Segment Assets	23,665	64,685	17,085	13,950	15,135	134,520
Six Months Ended December 31, 2002 — Restated, see note 1
Revenues	$145,614	$47,708	$16,444	$12,520	$(429)	$221,857
Gross Margin	3,071	5,914	1,704	2,149		12,838
Depreciation and Amortization	108	2,581	1,092	181	87	4,049
Capital Expenditures	6	3,176	65		304	3,551
Segment Assets	34,346	60,244	16,241	11,564	16,515	138,910
Six Months Ended December 31, 2001
Revenues	$119,110	$47,084	$14,686	$14,963		$195,843
Gross Margin	3,369	7,261	1,160	3,738		15,528
Depreciation and Amortization	31	2,811	1,135	384	$323	4,684
Capital Expenditures	11	2,057	97		4	2,169
Segment Assets	23,665	64,685	17,085	13,950	15,135	134,520

     The revenue amount for the corporate or unallocated segment represents the elimination of intersegment sales between the fuel sales and fixed base operations segments.

     Gross margin is used as the measure of profit and loss for segment reporting purposes as it is viewed by key decision makers as the principal operating indicator in measuring segment profitability. The key decision makers also view bad debt expense as an important measure of profit and loss. The predominant component of bad debt expense relates to Fuel Sales. Bad debt expense for Fuel Sales was approximately $339,000 and $87,000 for the three-month period ended December 31, 2002 and 2001, respectively; total bad debt expense was $407,000 and $187,000 for the three-month period ended December 31, 2002 and 2001, respectively. Bad debt expense for Fuel Sales was approximately $632,000 and $572,000 for the six-month period ended December 31, 2002 and 2001, respectively; total bad debt expense was $759,000 and $772,000 for the six-month period ended December 31, 2002 and 2001, respectively.

Note 10 — Comprehensive Income (Loss)

     Comprehensive income (loss) is summarized as follows:

	Six Months Ended		Three Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Net income (loss) - restated	$(1,185,000)	$767,000	$(596,000)	$(31,000)
Foreign currency translation adjustment	(45,000)		(6,000)

Comprehensive income (loss)	$(1,230,000)	$767,000	$(602,000)	$(31,000)

Note 11 — Related Party Transactions

     CFK Partners is a partnership consisting of three of the Company’s directors, one of whom also serves as the Company’s Chief Executive Officer and another who serves as Chairman of the Board. In addition, CFK Partners also owns approximately 30% of the Company’s outstanding common stock.

     In January 2002, the Company sold the land and the office building which houses its corporate headquarters to CFK Realty Partners, LLC (“CFK Realty”) for $4,200,000, consisting of $2,800,000 cash and a note receivable of $1,400,000. The note accrues interest at 5% and contains provisions whereby CFK Realty can elect to extend the maturity date in one year increments through December 31, 2004. The note had an original maturity date of December 31, 2002. In early December 2002, the Company received notification from CFK Realty that it was exercising its right to extend the maturity date of the note for an additional 1 year period. For the three- and six-month periods ended December 31, 2002, the Company has expended $89,000 and $275,000, respectively, for leasehold improvements on its corporate headquarters. This amount will be amortized over the office lease term.

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

	Six Months Ended December 31,				Three Months Ended December 31,

	2002 (Restated(1))		2001		2002 (Restated(1))		2001

		% of		% of		% of		% of
		Total		Total		Total		Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

	($ in millions)
Revenues:
Fuel sales	$145.6	65.6%	$119.1	60.8%	$75.0	65.9%	$54.6	59.3%
FBOs	47.7	21.5	47.1	24.0	23.9	21.0	23.1	25.1
Cargo operations	16.5	7.4	14.6	7.5	9.2	8.0	7.6	8.2
Government contract services	12.5	5.6	15.0	7.7	6.3	5.5	6.8	7.4
Intercompany eliminations (2)	(0.4)	(0.1)			(0.4)	(0.4)

Total Revenue	$221.9	100.0%	$195.8	100.0%	$114.0	100.0%	$92.1	100.0%

		% of		% of		% of		% of
		Unit		Unit		Unit		Unit
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Gross Margin(3):
Fuel sales	$3.1	2.1%	$3.3	2.8%	$1.5	1.9%	$1.4	2.6%
FBOs	5.9	12.4	7.3	15.4	2.9	12.3	3.8	16.4
Cargo operations	1.7	10.4	1.2	7.9	1.3	14.2	0.9	11.6
Government contract services	2.1	17.2	3.7	25.0	1.2	18.9	1.7	25.1

Total Gross Margin	$12.8	5.8%	$15.5	7.9%	$6.9	6.0%	$7.8	8.5%

		% of		% of		% of		% of
		Total		Total		Total		Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Selling, general and administrative	$5.2	2.4%	$4.7	2.4%	$2.7	2.3%	$2.8	3.0%
Provision for bad debts	0.8	0.3	0.8	0.4	0.4	0.4	0.2	0.2
Depreciation and amortization	4.0	1.8	4.7	2.4	2.0	1.8	2.4	2.6
Interest expense and other	2.9	1.3	3.0	1.4	1.5	1.3	1.5	1.6
Cost and expenses of stock offering			1.0	0.5			1.0	1.1
Debt extinguishment costs	1.7	0.7			1.2	1.1

Income (loss) before income taxes	(1.8)	(0.8)	1.3	0.7	(0.9)	(0.8)	(0.1)	(0.0)
Provision for income taxes	(0.6)	(0.3)	0.5	0.3	(0.3)	(0.3)	0.0	(0.0)

Income (loss) from continuing operations before tax	(1.2)	(0.5)	0.8	0.4	(0.6)	(0.5)	(0.1)	(0.0)
Loss from discontinued operations			(0.1)	(0.0)

Net income (loss)	$(1.2)	(0.5)%	$0.8	0.4%	$(0.6)	(0.5)%	$(0.1)	0.0%

(1)	See Note 1 of notes to consolidated financial statements under “Restatement” regarding the restatement of the financial statements.

(2)	Intercompany eliminations represent sales between the fuel sales division and the FBO division.

(3)	Gross margin as used here and throughout Management’s Discussion excludes depreciation and amortization and selling, general and administrative expense.

Three Months ended December 31, 2002 compared to the Three Months ended December 31, 2001

     Revenue in the second quarter of fiscal year 2003 was $114.0 million, representing an increase of 23.8% from the revenue reported for the second quarter of fiscal year 2002 of $92.1 million. The increase in revenue is primarily attributed to a combination of higher average sale prices for petroleum products in the current quarter and the effects of last year’s tragic events of September 11, 2001, that adversely effected sales in the prior fiscal year’s second quarter. The gross margin in the current quarter was $6.9 million, a decrease of $0.9 million or 11.7% from the gross margin of $7.8 million reported last year. The decline in gross margin was primarily the result of lower realized margins at the Company’s FBO operations and lower margins in the Government Contract Services business partially offset by higher margins in the Cargo operations. Part of the lower gross margin in the FBO operations is attributed to the sale of the Company’s FBO in Bedford, Massachusetts (the “Bedford FBO”) in June 2002.

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

     The Cargo business segment had revenue of $9.2 million in the second quarter of fiscal year 2003, an increase of $1.6 million, or 21.2%, from last year’s revenue of $7.6 million. The increase in revenue is primarily attributed to higher revenue in the cargo handling operation, which had increased handling volume due to the west coast dockworkers’ strike that positively impacted air cargo shipments. Gross margin from the Cargo business segment in the current period was $1.3 million, an increase of $0.4 million from last year’s results, primarily due to higher margins in the cargo handling operations partially offset by higher start-up expenses for the Mercury World Cargo operations.

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

     Selling, general and administrative expenses in the second quarter were $2.7 million, which decreased by $0.1 million from last year.

     Provision for bad debts increased in the current period to $0.4 million from $0.2 million last year primarily due to higher average petroleum product prices which resulted higher billing to fuel customers and the economic uncertainty surrounding the aviation industry.

     Depreciation and amortization expense was $2.0 million in the current period as compared to $2.4 million last year. The reduction is primarily due to the sale of the Bedford FBO in June 2002. The current period reduction also reflects the non-amortization of goodwill for fiscal year 2003 which resulted in a $0.1 million decrease from the three months ended December 31, 2001.

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

     Income tax benefit approximated 34.5% and 38.5% of pre-tax loss for the three months ended December 31, 2003 and 2002, respectively, reflecting the expected effective annual tax rate.

Six Months ended December 31, 2002 compared to Six Months ended December 31, 2001

     Revenue for the first six months of fiscal year 2003 was $221.9 million, representing an increase of 13.3% from the revenue reported for the same period a year ago of $195.8 million. The increase in revenue is primarily attributed to higher average sale prices for petroleum products and due to the adverse effect last year of the tragic events of September 11, 2001. Gross margin in the current period was $12.8 million, a decrease of $2.7 million or 17.3% from the gross margin of $15.5 million reported last year. The decline in gross margin was primarily the result of lower realized margins at the Company’s FBO operations and lower margins in the Government Contract Services business partially offset by higher margins in the Cargo operations. Part of the lower gross margin in the FBO operations is attributed to the sale of the Company’s Bedford FBO in June 2002.

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

     The Cargo business segment had revenue of $16.4 million during the first six months of fiscal year 2003, an increase of $1.8 million, or 12.0%, from last year’s revenue of $14.6 million. The increase in revenue is primarily attributed to higher revenue in the cargo handling operation, which had increased handling volume due to the west coast dockworkers’ strike and due to improved import/export activity. Gross margin from the Cargo business segment in the current period was $1.7 million, an increase of $0.5 million from last year’s results, primarily due to higher margins in the cargo handling operations partially offset by higher start-up expenses for the Mercury World Cargo operations and lower margins in the Cargo Management operations.

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

     The Company’s selling, general and administrative expenses for the current period were $5.2 million, an increase of $0.5 from last year’s expense of $4.7 million. The increased expense was primarily due to expenses associated with the extension of certain stock options and the establishment of an environmental reserve of $0.3 million for a previously sold site.

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

     Interest expense in the current period was $2.9 million, a decrease of $0.1 million from last year’s interest expense of $3.0 million. The interest expense was lower due to a lower average amount of principle outstanding during the current period offset by higher effective interest rates primarily due to the application of the default interest rate to the Note prior to refinancing.

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

     Income tax (benefit) expense approximated 34.5% and 38.5% of pre-tax (loss) income for the first six months ended December 31, 2003 and 2002, respectively, reflecting the expected effective annual tax rate.

Liquidity and Capital Resources:

     As of December 31, 2002, the Company’s cash and cash equivalents were $4.4 million, a reduction of $1.2 million for the six month period then ended. Cash used in operating activities for the six month period ended December 31, 2002 was $1.3 million comprised of cash generated of $6.7 million from earnings, adjusted for non-cash items, less $8.1 million for an increase in net working capital. The increase in working capital was primarily due to an increase in Mercfuel’s trade receivables and a reduction in the current income tax liability.

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

     The Company’s financing activities provided $1.0 million in cash primarily due to a net draw down on the revolving credit facility. In addition the Company generated $0.3 million and $0.1 million from the issuance of preferred stock and exercise of stock options, respectively. The issuance of the Preferred Stock occurred after the Company was unable to draw-down on the previous revolving credit facility.

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

Item 4. Submission of Matters to a Vote of Security Holders

     On November 19, 2002, the Company held its annual meeting of Shareholders.

     All of the Company’s directors were re-elected at the meeting by the following votes:

			Abstain or
Name	For	Against	Broker Non-Vote

Dr. Philip Fagan, Jr	5,653,539	449,838	-0-
Joseph A. Czyzyk	5,417,713	685,664	-0-
Frederick H. Kopko	5,670,539	432,838	-0-
Gary J. Feracota	5,670,539	432,838	-0-
Sergei Kouzmine	5,670,539	432,838	-0-
Michael J. Janowiak	5,670,539	432,838	-0-

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

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

Exhibit
No.	Description

2.1	Agreement and Plan of Merger adopted January 9, 2001.(17)
2.2	Certificate of Merger.(17)
3.1	Certificate of Incorporation.(17)
3.2	Amended and Restated Bylaws of Mercury Air Group, Inc. adopted December 7, 2002.(25)
3.3	Certificate of Designations of Series A 8% Cumulative Convertible Preferred Stock.
4.1	Loan Agreement between California Economic Development Financing Authority and Mercury Air Group, Inc. relating to $19,000,000 California Economic Development Financing Authority Variable Rate Demand Airport Facilities Revenue Bonds, Series 1998 (Mercury Air Group, Inc. Project) dated as of April 1, 1998.(2)
4.2	Securities Purchase Agreement dated September 10, 1999 by and among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(12)
4.3	Amendment No. 1 dated as of September 30, 2000 by and between J.H. Whitney Mezzanine, L.P. and Mercury Air Group, Inc. to the Securities Agreement.(16)
4.4	Waiver and Consent Agreement dated as of December 29, 2000 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(17)
4.5	Waiver and Consent Agreement dated as of July 2, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(18)
4.6	Waiver Agreement dated as of September 25, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(18)
4.7	Amendment No. 2 dated as of September 30, 2001 by and between J.H.Whitney Mezzanine Fund, L.P. and Mercury Air Group, Inc. to the Securities Purchase Agreement.(19)
4.8	Waiver Agreement dated as of November 26, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine, L.P.(21)
4.9	Waiver Agreement dated as of December 21, 2001 among Mercury Air Group, inc. and J.H. Whitney Mezzanine, L.P.(21)
4.10	Waiver Agreement dated as of June 26, 2002 among Mercury Air Group, inc. and J.H.Whitney Mezzanine, L.P.(24)
4.11	Amendment No. 3 to Securities Purchase Agreement by and between Mercury Air Group, Inc., and J.H. Whitney Mezzanine Fund, L.P. dated as of December 30, 2002.(26)
4.12	Amended and Restated J.H. Whitney Mezzanine Fund, L.P. Warrant dated September 10, 1999.(26)

Exhibit
No.	Description

4.13	Amended and Restated J. H. Whitney Mezzanine Fund, L.P. Senior Subordinated Promissory Note dated September 10, 1999.(26)
4.14	Security Agreement by and between Mercury Air Group, Inc. and each of its Subsidiaries hereto as Obligors and J.H. Whitney Mezzanine Fund, L.P. as the Lenders, dated as of December 30, 2002.(26)
4.15	Subordination Agreement among J.H. Whitney Mezzanine Fund, L.P. Foothill Capital Corporation, as Agent and Mercury Air Group, Inc. and Certain of its subsidiaries signatory thereto, dated as of December 30, 2002.(26)
4.16	Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain subsidiaries signatory thereto, dated as of December 30, 2002.(26)
10.1	Company’s 1990 Long-Term Incentive Plan.(4)*
10.2	Company’s 1990 Directors Stock Option Plan.(1)*
10.3	Lease for 6851 West Imperial Highway, Los Angeles, California.(3)
10.4	Memorandum Dated September 15, 1997 regarding Summary of Officer Life Insurance Policies with Benefits Payable to Officers or Their Designated Beneficiaries.(8)*
10.5	Non-Qualified Stock Option Agreement dated March 21, 1996, by and between Frederick H. Kopko and Mercury Air Group, Inc.(6)*
10.6	Company’s 1998 Long-Term Incentive Plan.(10)*
10.7	Company’s 1998 Directors Stock Option Plan.(10)*
10.8	Revolving Credit and Term Loan Agreement dated as of March 2, 1999 by and among Mercury Air Group, Inc., The Banks listed on Schedule 1 thereto, and The Fleet National Bank f/k/a BankBoston, N.A., as Agent.(11)
10.9	First Amendment to Revolving Credit and Term Loan Agreement dated as of September 10, 1999.(14)
10.10	Second Amendment to Revolving Credit and Term Loan Agreement dated as of March 31, 2000.(14)
10.11	Third Amendment, Waiver and Consent to Revolving Credit and Term Loan Agreement dated as of August 11, 2000.(14)
10.12	The Company’s 401(k) Plan consisting of CNA Trust Corporation. Regional Prototype Defined Contribution Plan and Trust and Adoption Agreement.(14)*
10.13	Employment Agreement dated July 31, 2000 between the Company and Dr. Philip J. Fagan.(15)*
10.14	Fourth Amendment to Revolving Credit and Term Loan Agreement dated as of November 14, 2000.(16)
10.15	Amendment No. 1 to Mercury Air Group, Inc. 1998 Long-Term Incentive Option Plan as of August 22, 2000.(16)*
10.16	Amendment No. 1 to Mercury Air Group, Inc. 1998 Directors Stock Option Plan as of August 22, 2000.(16)*
10.17	Limited Waiver letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 21, 2001.(18)
10.18	Fifth Amendment to Revolving Credit and Term loan Agreement dated as of September 21, 2001.(18)
10.19	Limited Consent letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 30, 2001.(19)
10.20	2001 Mercury Air Group, Inc. Stock Incentive Plan.(20)
10.21	Limited waiver and Consent to Revolving Credit and Term Loan Agreement dated as of December 31, 2001.(21)
10.22	2002 Management Stock Purchase Plan.(22)
10.23	Amended and Restated Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Joseph A, Czyzyk.(22)*

Exhibit
No.	Description

10.24	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Wayne J. Lovett.(22)*
10.25	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and John Enticknap.(22)*
10.26	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Mark Coleman.(22)*
10.27	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Steven S. Antonoff.(22)*
10.28	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Robert Schlax.(22)*
10.29	Limited waiver and Consent to Revolving Credit and Term Loan Agreement dated as of June 27, 2002.(24)
10.30	Sale-Leaseback agreement made by and between CFK Realty Partners, LLC and Mercury air Group, Inc. dated December 15, 2001.(24)
10.31	Amendment to Sale-Leaseback agreement made by and between CFK Realty Partners, LLC and Mercury Air Group, Inc.(24)
10.32	Promissory Note by CFK Partners, LLC in favor of Mercury Air Group, Inc.(24)
10.33	Limited Waiver and Consent to Revolving Credit and Term Loan Agreement dated as June 27, 2002.(24)
10.34	Amendment to No. 1 made to Amended and Restated Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Joseph A. Czyzyk.(24)*
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
99.1	Partnership Agreement dated as of July 27, 2000 of CFK Partners by and among Philip J. Fagan, M.D., Frederick H. Kopko, Jr. and Joseph A. Czyzyk.(13)

*	Denotes management’s contract or compensation plan or arrangement.

(1)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 10, 1993 Annual Meeting of Shareholders and is incorporated herein by reference.

(2)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and are incorporated herein by reference.

(3)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-39044 on Form S-2 and are incorporated herein by reference.

(4)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 2, 1992 Annual Meeting of Shareholders.

(5)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-65085 on Form S-1 and are incorporated herein by reference.

(6)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and are incorporated herein by reference.

(7)	All such documents were previously filed as Exhibits to the Company’s Report on Form 8-K filed September 13, 1996 and are incorporated herein by reference.

(8)	Such document was previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997 and is incorporated herein by reference.

(9)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and is incorporated herein by reference.

(10)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 3, 1998 Annual Meeting of Shareholders and incorporated herein by reference.

(11)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

(12)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 and is incorporated herein by reference.

(13)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on August 11, 2000 and is incorporated herein by reference.

(14)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and is incorporated herein by reference.

(15)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(16)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference.

(17)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(18)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and is incorporated herein by reference.

(19)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(20)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the November 7, 2001 Annual Meeting of Shareholders and incorporated herein by reference.

(21)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.

(22)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on June 5, 2002 and is incorporated herein by reference.

(23)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on July 11, 2002 and is incorporated herein by reference.

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

Date: January 9, 2004