Form 10-Q/A
period 2003-03-31
MERCURY AIR GROUP INC
filed 2004-01-12
CIK 52532

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☑	Amendment No. 1 to quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 of the quarter ended March 31, 2003

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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

	(Unaudited)
	(Restated, see Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,994,000	$5,565,000
Restricted cash		3,780,000
Trade accounts receivable, net of allowance for doubtful accounts of $2,549,000 at 3/31/03 and $1,583,000 at 6/30/02	54,007,000	47,570,000
Inventories, principally aviation fuel	3,572,000	2,985,000
Prepaid expenses and other current assets	3,015,000	3,042,000
Income taxes receivable	2,513,000

TOTAL CURRENT ASSETS	69,101,000	62,942,000
PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated depreciation and amortization of $59,097,000 at 3/31/03 and $54,383,000 at 6/30/02	59,069,000	61,094,000
NOTES RECEIVABLE	2,926,000	2,158,000
DEFERRED INCOME TAXES	1,269,000	1,302,000
GOODWILL	4,389,000	4,389,000
OTHER INTANGIBLE ASSETS, NET	1,108,000	233,000
OTHER ASSETS, NET	5,620,000	4,096,000

TOTAL ASSETS	$143,482,000	$136,214,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,444,000	$35,449,000
Accrued expenses and other current liabilities	9,587,000	8,861,000
Current portion of long-term debt	4,122,000	14,677,000
Senior subordinated note, current		23,179,000

TOTAL CURRENT LIABILITIES	55,153,000	82,166,000
LONG-TERM DEBT	29,692,000	17,516,000
SENIOR SUBORDINATED NOTE	23,401,000
DEFERRED INCOME TAX	169,000	169,000
DEFERRED RENT	2,043,000	1,943,000

TOTAL LIABILITIES	110,458,000	101,794,000
MANDATORILY REDEEMABLE PREFERRED STOCK, Series A — $.01 par value; authorized 1,000,000 shares; outstanding 462,627 shares at 3/31/03	472,000
STOCKHOLDERS’ EQUITY:
Preferred Stock — $.01 par value; authorized 2,000,000 shares; none outstanding
Common Stock — $ .01 par value; authorized 18,000,000 shares; outstanding 6,577,334 and 6,541,699 shares at 3/31/03 and 6/30/02, respectively	66,000	66,000
Additional paid-in capital	22,448,000	22,233,000
Retained earnings	14,543,000	16,872,000
Accumulated other comprehensive loss	(373,000)	(316,000)
Notes receivable from officers	(4,132,000)	(4,435,000)

TOTAL STOCKHOLDERS’ EQUITY	32,552,000	34,420,000

	$143,482,000	$136,214,000

See accompanying notes to consolidated financial statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

	(Restated, See Note 1)
Sales and revenues:
Sales	$263,487,000	$216,203,000	$88,151,000	$66,301,000
Service revenues	69,397,000	67,558,000	22,876,000	21,617,000

	332,884,000	283,761,000	111,027,000	87,918,000

Costs and Expenses:
Cost of sales	234,647,000	186,331,000	78,400,000	56,948,000
Operating expenses	79,280,000	75,387,000	26,508,000	24,455,000

	313,927,000	261,718,000	104,908,000	81,403,000

Gross margin (excluding depreciation and amortization)	18,957,000	22,043,000	6,119,000	6,515,000

Expenses (Income):
Selling, general and administrative	7,889,000	7,679,000	2,648,000	2,941,000
Provision for bad debts	1,201,000	1,247,000	442,000	475,000
Depreciation and amortization	6,121,000	7,053,000	2,072,000	2,369,000
Interest expense	5,536,000	4,380,000	2,621,000	1,389,000
Costs and expenses of stock offering		985,000
Loss on sale of property		71,000
Write off of capitalized financing costs	1,773,000		40,000
Interest income	(77,000)	(54,000)	(27,000)	(26,000)

	22,443,000	21,361,000	7,796,000	7,148,000

Income (loss) from continuing operations before provision for income taxes	(3,486,000)	682,000	(1,677,000)	(633,000)
Income tax provision (benefit)	(1,203,000)	263,000	(579,000)	(243,000)

Income (loss) from continuing operations	(2,283,000)	419,000	(1,098,000)	(390,000)
Loss from discontinued operations net of income tax benefit of $27,000 in 2002		(42,000)

Net income (loss)	$(2,283,000)	$377,000	$(1,098,000)	$(390,000)

Net income (loss) per common share:
Basic:
From continuing operations	$(0.35)	$0.07	$(0.17)	$(0.06)
Loss from discontinued operations		(0.01)

Net income (loss)	$(0.35)	$0.06	$(0.17)	$(0.06)

Diluted:
From continuing operations	$(0.35)	$0.07	$(0.17)	$(0.06)
Loss from discontinued operations		(0.01)

Net income (loss)	$(0.35)	$0.06	$(0.17)	$(0.06)

See accompanying notes to consolidated financial statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,

	2003	2002

	(Restated, See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,283,000)	$377,000
Add: Loss from discontinued operations		42,000

Income (loss) from continuing operations	(2,283,000)	419,000
Adjustments to derive cash flow from operating activities:
Provision for bad debts	1,201,000	1,247,000
Depreciation and amortization	6,121,000	7,053,000
Deferred income taxes	33,000	56,000
Deferred rent	100,000	442,000
Compensation expense related to remeasurement of stock options	318,000	87,000
Expense related to amortization of executive stock plan	303,000
Amortization of senior subordinated note discount	222,000	140,000
Management compensation paid in preferred stock	204,000
Management compensation applied to exercise of stock options	174,000
Loss on retirement/sale of assets	22,000	71,000
Write off of capitalized financing costs	1,733,000
Changes in operating assets and liabilities:
Trade and other accounts receivable	(8,584,000)	3,146,000
Inventories	(587,000)	1,108,000
Prepaid expenses and other current assets	(2,486,000)	(1,780,000)
Accounts payable	5,995,000	(8,515,000)
Accrued expenses and other current liabilities	726,000	(2,138,000)

Net cash provided by operating activities	3,212,000	1,336,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	3,780,000
Decrease (increase) in other assets	(1,073,000)	770,000
Decrease (increase) in notes receivables	178,000	(108,000)
Proceeds from sale of property	79,000	2,077,000
Additions to property, equipment and leaseholds	(3,996,000)	(2,905,000)

Net cash provided by (used in) investing activities	(1,032,000)	(166,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net reduction of debt instruments	(2,017,000)	(7,253,000)
Early retirement of debt	(13,285,000)
Proceeds from refinancing	16,923,000
Capitalization of deferred financing cost	(3,351,000)
Repurchase of common stock	(370,000)	(313,000)
Proceeds from issuance of preferred stock	259,000
Proceeds from exercise of stock options	58,000	5,000

Net cash used in financing activities	(1,783,000)	(7,561,000)

Effect of exchange rate changes on cash	32,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	429,000	(6,391,000)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS		4,296,000
CASH AND CASH EQUIVALENTS, beginning of period	5,565,000	3,886,000

CASH AND CASH EQUIVALENTS, end of period	$5,994,000	$1,791,000

CASH PAID DURING THE PERIOD FOR:
Interest	$4,123,000	$4,310,000
Income taxes	$5,201,000	$470,000

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

     Restatement

     The consolidated balance sheets as of March 31, 2003 and June 30, 2002 and the consolidated statements of operations and cash flows for the three-month and nine-month periods ended March 31, 2003 and 2002 have been restated related to the following items: (1) To record as of June 30, 2002 an accrual of $459,000 (representing increased rent expense of $789,000 net of retroactive recoverable sublease rental income of $330,000) and to accrue $115,000 and $344,000 for the three and nine-month periods ended March 31, 2003, respectively, for a rent increase related to one of Air Cargo’s warehouse facilities at Los Angeles International Airport which is retroactive to June 18, 2001. The Company had previously recognized no accrual for this retroactive rent increase in its fiscal 2002 financial statements, as the Company was disputing the amount of the increase; however, the Company subsequently determined that it had received information regarding the proposed rent increase prior to the issuance of its fiscal 2002 financial statements which provided substantial evidence that an obligation existed at the balance sheet date and that the amount of the liability could be reasonably estimated; (2) To record additional compensation expense of $430,000 during the fourth quarter of fiscal 2002 in connection with the 2002 Management Stock Purchase Plan, pursuant to which the Company had loaned certain officers in May 2002 a total of $3.9 million to purchase shares of the Company’s stock from CFK Partners (which is owned by three of the Company’s directors) at $7.50. The trading price of the shares at this time was $4.90 per share. A full recourse loan was made to the Company’s Chief Executive Officer in the amount of $2.9 million, and non-recourse loans totaling $1 million were made to the other executives (“Other Executives”). The Company originally recorded a compensation charge of $356,000 in connection with this transaction to write-down the non-recourse loans based on the difference between the purchase price paid by the Other Executives for the shares and the market value of such shares at that time. The Company has determined that it was proper to record the compensation expense of $356,000 to reflect the benefit received by CFK Partners for the purchase price paid by the Other Executives in excess of the market value of such shares at that time; however, the non-recourse loans should not have been written-down, but rather additional paid-in capital should have been credited for $356,000. In addition, the Company determined that it should have recorded additional compensation expense of $436,000 related to the recourse loan and the shares purchased by the CEO to also reflect the benefit received by CFK Partners related to the purchase price paid by the CEO for his shares in excess of the market value of such shares at that time. The benefit attributed to the CEO’s interest in CFK Partners has been deducted in determining the compensation expense related to these loans. Accordingly, the fiscal 2002 financial statements have been restated to record in the fourth quarter of fiscal 2002 the reversal of the write-down of the non-recourse loans and a credit to additional paid-in capital for $356,000, and to record additional compensation expense of $436,000. The non-recourse loans are being accounted for as a variable stock plan pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and the recourse loan is being accounted for as a fixed stock plan; (3) To reverse the sale-leaseback accounting associated with the sale of a building housing the Company’s corporate headquarters and accounting for this transaction as a financing effective January 2002. The Company sold the corporate headquarters to CFK Realty Partners, LLC (“CFK Realty”), a wholly owned subsidiary of CFK Partners, and concurrently entered into a ten-year lease of the property. However, the Company has determined that CFK Realty was not sufficiently capitalized to permit sale-leaseback accounting and the non-consolidation of CFK Realty. Accordingly, the fiscal 2002 financial statements have been restated to fully consolidate CFK Realty effective in the third quarter of fiscal 2002, resulting in land and building totaling $1.8 million, net of accumulated depreciation, being reinstated on the books of the Company, recording of debt related to a loan of $3.2 million incurred by CFK Realty to finance the acquisition, reversal of a deferred gain of $2.1 million recorded by the Company at the time of the transaction, and the reversal of rent expense and recording of depreciation resulting in additional pre-tax expense of $23,000 for the third and fourth quarters of fiscal 2002 combined; and (4) to adjust opening retained earnings by $363,000 to correct for income tax adjustments that should have been recorded in years prior to fiscal 2001.

     The accompanying restated financial statements resulted in an increase to the previously reported net loss of $144,000 and $357,000, or $0.02 and $0.05 per basic and diluted share, for the three and nine-month periods ended March 31, 2003, respectively. For the three and nine-month periods ended March 31, 2002, the restatement to the financial statements resulted in a reduction to the previously reported net income of $10,000 and $3,000, respectively, with no change in the previously reported net income per basic and diluted share.

The following tables represent the impact of the restatement on balances as reported, and as restated for all periods presented:

	March 31, 2003	March 31, 2003
CONSOLIDATED BALANCE SHEETS	As Reported	As Restated

	(in thousands)	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,976	$5,994
Trade accounts receivable, net of allowance for doubtful accounts	53,397	54,007
Inventories, principally aviation fuel	3,572	3,572
Prepaid expenses and other current assets	3,015	3,015
Income tax receivable	2,513	2,513
Notes receivable from affiliate	1,400

TOTAL CURRENT ASSETS	69,873	69,101
PROPERTY, EQUIPMENT AND LEASEHOLDS, NET	57,329	59,069
NOTES RECEIVABLE, net of allowance for doubtful	2,926	2,926
DEFERRED INCOME TAXES	764	1,269
GOODWILL	4,389	4,389
OTHER INTANGIBLE ASSETS, NET	1,108	1,108
OTHER ASSETS, NET	5,620	5,620

TOTAL ASSETS	$142,009	$143,482

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,080	$41,444
Accrued expenses and other current liabilities	8,841	9,587
Current portion of long-term debt	4,122,	4,122

TOTAL CURRENT LIABILITIES	54,043	55,153
LONG-TERM DEBT	26,583	29,692
SENIOR SUBORDINATED NOTES	23,401	23,401
DEFERRED GAIN	2,087
DEFERRED INCOME TAX		169
DEFERRED RENT	2,043	2,043

TOTAL LIABILITIES	108,157	110,458

MANDATORILY REDEEMABLE PREFERRED STOCK, Series A	472	472
STOCKHOLDERS’ EQUITY:
Common stock	66	66
Additional paid-in capital	21,633	22,448
Retained earnings	15,779	14,543
Accumulated other comprehensive loss	(373)	(373)
Notes receivable from officers	(3,725)	(4,132)

TOTAL STOCKHOLDERS’ EQUITY	33,380	32,552

TOTAL LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY	$142,009	$143,482

	For the Nine Months Ended March 31,				For the Three Months Ended March 31,

	2003		2002		2003		2002
CONSOLIDATED STATEMENTS OF OPERATIONS	(In Thousands)		(In Thousands)		(In Thousands)		(In Thousands)

	As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

Sales and revenues	$332,884	$332,884	$283,761	$283,761	$111,027	$111,027	$87,918	$87,918
Cost and expenses:
Cost of sales	234,647	234,647	186,331	186,331	78,400	78,400	56,948	56,948
Operating expenses	78,936	79,280	75,387	75,387	26,394	26,508	24,455	24,455

Total costs and expenses	313,583	313,927	261,718	261,718	104,794	104,908	81,403	81,403
Gross margin (excluding depreciation and amortization)	19,301	18,957	22,043	22,043	6,233	6,119	6,515	6,515

Expenses:
Selling, general and administrative	8,205	7,889	7,769	7,679	2,746	2,648	3,031	2,941
Provision for bad debts	1,201	1,201	1,247	1,247	442	442	475	475
Depreciation and amortization	6,053	6,121	7,030	7,053	2,049	2,072	2,346	2,369
Interest expense	5,355	5,536	4,320	4,380	2,564	2,621	1,329	1,389
Loss on sale of facilities and property			71	71
Costs and expenses of stock offering			985	985
Debt extinguishment cost	1,773	1,773			40	40
Interest income	(130)	(77)	(72)	(54)	(45)	(27)	(44)	(26)

Total expenses	22,457	22,443	21,350	21,361	7,796	7,796	7,137	7,148

Income (loss) from continuing operations before income tax provision benefit)	(3,156)	(3,486)	693	682	(1,563)	(1,677)	(622)	633
Income tax provision (benefit)	(1,230)	(1,203)	271	263	(609)	(579)	(242)	(243)

Net income (loss) from continuing operations	(1,926)	(2,283)	422	419	(954)	(1,098)	(380)	(390)
Loss from discontinued operations, net of tax			(42)	(42)

Net income (loss)	$(1,926)	$(2,283)	$380	$377	$(954)	$(1,098)	$(380)	$(390)

Net income (loss) per common share:
Basic:
From continuing operations	$(0.30)	$(0.35)	$0.06	$0.06	$(0.15)	$(0.17)	$(0.06)	$(0.06)
Loss from discontinued operations			(0.01)	(0.01)

Net income (loss)	$(0.30)	$(0.35)	$0.06	$0.06	$(0.15)	$(0.17)	$(0.06)	$(0.06)

Diluted:
From continuing operations	$(0.30)	$(0.35)	$0.06	$0.06	$(0.15)	$(0.17)	$(0.06)	$(0.06)
Loss from discontinued operations			(0.01)	(0.01)

Net income (loss)	$(0.30)	$(0.35)	$0.06	$0.06	$(0.15)	$(0.17)	$(0.06)	$(0.06)

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

     As of March 31, 2003, the Company was in compliance with all of the covenants contained in the Facility and the Note; however, based on managements’ judgment, the Company may exceed the Facility’s maximum capital expenditure covenant and the Note’s maximum professional fees covenant for the period ending June 30, 2003. The Company will be holding discussions with its Lenders to address these issues and attempt to obtain waivers for these financial covenants.

     In April 2002, the Company received a notice from Los Angeles World Airports (“LAWA”) of a proposed rent increase for one of Air Cargo’s warehouse facilities at LAX (the “Avion Warehouse”) retroactive to June 18, 2001. In response to this notice, the Company submitted protests to the LAWA Staff and Board of Commissioners regarding the proposed increase on the basis that: 1) the Company had made a substantial investment in the warehouse facility and the proposed rental increase would greatly reduce the Company’s ability to achieve an acceptable rate of return on the Company’s investment to date; 2) if any increase is to be made, it should be determined based on the Company being a developer of the facility and not strictly a tenant; and 3) that the amount of the proposed increase is not justified given the general business environment of the air cargo handling operations. In response to the Company’s protests to the proposed increase, in September 2002 the Company received a revised notice from LAWA of a reduced proposal for a rental increase for the Avion Warehouse. The LAWA Staff intend to present their recommended rental increase to the LAWA Board of Commissioners for approval in late January 2004. From June 18, 2001 through June 30, 2002, the accumulated amount of the retroactive rent increase is $789,000, which will be partially offset by recoverable retroactive sublease rental income of $330,000. The LAWA Staff has indicated that the retroactive portion of the rent increase would be payable by the Company in equal monthly installments over the remaining term of the lease agreement, which is scheduled to expire in June 2006. The proposed increase in the monthly rent, on a go-forward basis, would be $64,600, or 35%, from the existing monthly rent. The Company has accrued $459,000 for the retroactive rent increase, which is net of increased recoverable retroactive sublease rental income, as of June 30, 2002, and has accrued an additional $115,000 and $344,000 for the three and nine-month periods ended March 31, 2003, respectively, resulting in a total accrual of $803,000 as of March 31, 2003 for the rent increase. See the discussion above in this Note 1 under “Restatement” regarding the restatement of the financial statements.

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

	Nine Months Ended		Three Months Ended

	3/31/03	3/31/02	3/31/03	3/31/02

Net income (loss) — as reported	$(2,283,000)	$377,000	$(1,098,000)	$(390,000)
Net income (loss) — pro forma	$(2,404,000)	$117,000	$(1,067,000)	$(509,000)
Basic income (loss) per share — as reported	$(0.35)	$0.06	$(0.17)	$(0.06)
Basic income (loss) per share — pro forma	$(0.37)	$0.02	$(0.16)	$(0.08)
Diluted income (loss) per share — as reported	$(0.35)	$0.06	$(0.17)	$(0.06)
Diluted income (loss) per share — pro forma	$(0.37)	$0.02	$(0.16)	$(0.08)

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

     The following is a reconciliation of reported net income (loss) adjusted for adoption of SFAS No. 142:

	Nine Months	Nine Months	Three Months	Three Months
	Ended 3/31/03	Ended 3/31/02	Ended 3/31/03	Ended 3/31/02

Net income (loss) as reported	$(2,283,000)	$377,000	$(1,098,000)	$(390,000)
Goodwill
Amortization (net of tax)		186,000		62,000

Net income (loss) as adjusted	$(2,283,000)	$563,000	$(1,098,000)	$(328,000)

Fully diluted
Net income (loss) per share, as adjusted	$(0.35)	$0.08	$(0.17)	$(0.05)
Fully diluted
Net income (loss) per share, as reported	$(0.35)	$0.06	$(0.17)	$(0.06)

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

     Included in Property, Equipment and Leaseholds are leasehold interests relating to the unallocated purchase costs of certain FBO locations. The capitalized value of these leasehold interests was $16,257,000 at March 31, 2003 and June 30, 2002. Accumulated depreciation of the leasehold interests was $6,214,000 and $5,434,000 at March 31, 2003 and June 30, 2002, respectively. Estimated depreciation expense in each of the next five years is as follows: $260,000 in the remainder of 2003; $1,041,000 in 2004; $1,011,000 in 2005; $1,001,000 in 2006; $918,000 in 2007; and $5,812,000 thereafter.

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

     On April 16, 2003, the Plan Committee of Shuttle America Corp filed an Adversary Proceeding in the United States Bankruptcy Court, District of Connecticut alleging preferential transfers in the amount of $995,000. The Company believes that it has significant defenses in this matter. The Company’s answer is due on May 16, 2003. Mercury does not believe this matter will have a significant impact on its financial position or operating results.

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

Note 7 — Net Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. In calculating net income (loss) per share, the net loss for the three-month and nine-month periods ended March 31, 2003 was reduced by accrued preferred stock dividends of $9,000. Diluted net income (loss) per share is computed by dividing net income (loss) less accrued preferred stock dividends by the weighted average number of common shares and potential common shares. Potential common shares include stock options, shares resulting from the assumed conversion of subordinated debentures, and preferred stock redemptions, when dilutive.

	Nine Months Ended				Three Months Ended

	March 31, 2003		March 31, 2002		March 31, 2003		March 31, 2002

	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic

Weighted average number of common shares outstanding during the period	6,509,000	6,509,000	6,557,000	6,557,000	6,577,000	6,577,000	6,518,000	6,518,000
Common share equivalents resulting from the assumed exercise of stock options			142,000				151,00
Common shares resulting from the assumed conversion of debentures			28,000				28,000

Weighted average number of common and common equivalent shares outstanding during the period	6,509,000	6,509,000	6,727,000	6,557,000	6,577,000	6,577,000	6,697,000	6,518,000

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

				Government	Corporate
		Fixed Base	Cargo	Contract	or
	Fuel Sales	Operations	Operations	Services	Unallocated	Total

	(Dollars in Thousands)
Quarter Ended March 31, 2003 (Restated, see Note 1)
Revenues	$72,497	$24,479	$8,396	$5,990	$(335)	$111,027
Gross Margin	1,670	2,870	368	1,211		6,119
Depreciation and Amortization	105	1,382	453	84	48	2,072
Capital Expenditures	1	419	2	4	19	445
Segment Assets	36,157	62,391	16,099	11,962	16,873	143,482
Quarter Ended March 31, 2002 (Restated, see Note 1)
Revenues	$52,243	$22,491	$6,400	$6,784		$87,918
Gross Margin	1,799	3,195	(153)	1,674		6,515
Depreciation and Amortization	16	1,489	547	171	$146	2,369
Capital Expenditures	11	661	45	5	14	736
Segment Assets	23,206	68,169	14,866	14,306	14,713	135,260

				Government	Corporate
		Fixed Base	Cargo	Contract	or
	Fuel Sales	Operations	Operations	Services	Unallocated	Total

	(Dollars in Thousands)
Nine Months Ended March 31, 2003 (Restated, see Note 1)
Revenues	$218,111	$72,187	$24,840	$18,510	$(764)	$332,884
Gross Margin	4,741	8,784	2,072	3,360		18,957
Depreciation and Amortization	213	3,963	1,545	265	135	6,121
Capital Expenditures	7	3,597	67	4	321	3,996
Segment Assets	36,157	62,391	16,099	11,962	16,873	143,482
Nine Months Ended March 31, 2002 (Restated, see Note 1)
Revenues	$171,353	$69,575	$21,086	$21,747		$283,761
Gross Margin	5,169	10,455	1,008	5,411		22,043
Depreciation and Amortization	31	4,301	1,680	384	$657	7,053
Capital Expenditures	22	2,718	142	5	18	2,905
Segment Assets	23,206	68,169	14,866	14,306	14,713	135,260

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

Note 9 — Comprehensive Income (Loss)

     Comprehensive income (loss) is summarized as follows:

	Nine Months Ended		Three Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net Income (Loss)	$(2,283,000)	$377,000	$(1,098,000)	$(390,000)
Foreign Currency Translation Adjustment	(57,000)	(116,000)	(12,000)	(116,000)

Comprehensive Income (Loss)	$(2,340,000)	$261,000	$(1,110,000)	$(506,000)

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

	Nine Months Ended March 31,				Three Months Ended March 31,

	2003 (Restated(1))		2002 (Restated(1))		2003 (Restated(1))		2002 (Restated(1))

		% of		% of		% of		% of
		Total		Total		Total		Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

	($ in million)
Revenues:
Fuel sales	$218.1	65.5%	$171.4	60.4%	$72.5	65.3%	$52.2	59.4%
FBOs	72.2	21.7	69.6	24.5	24.4	22.0	22.5	25.6
Cargo operations	24.8	7.5	21.1	7.4	8.4	7.6	6.4	7.3
Government contract services	18.5	5.5	21.7	7.7	6.0	5.4	6.8	7.7
Intercompany Eliminations(2)	(0.7)	(0.2)			(0.3)	(0.3)

Total Revenue	$332.9	100.0%	$283.8	100.0%	$111.0	100.0%	$87.9	100.0%

		% of		% of		% of		% of
		Unit		Unit		Unit		Unit
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Gross Margin(3):
Fuel sales	$4.7	2.2%	$5.2	3.0%	$1.7	2.3%	$1.8	3.5%
FBOs	8.8	12.2	10.4	15.3	2.9	11.7	3.2	14.2
Cargo operations	2.1	8.3	1.0	4.8	0.4	4.4	(0.2)	(2.4)
Government contract services	3.4	18.2	5.4	24.9	1.2	20.2	1.7	24.7

Total Gross Margin	$19.0	5.7%	$22.0	7.8%	$6.1	5.5	$6.5	7.4%

		% of		% of		% of		% of
		Total		Total		Total		Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Selling, general and administrative	$7.9	2.4	$7.7	2.7	$2.6	2.5%	$2.9	3.3
Provision for bad debts	1.2	0.4	1.2	0.4	0.4	0.4	0.5	0.5
Depreciation and amortization	6.1	1.8	7.1	2.5	2.1	1.8	2.4	2.7
Interest expense and other	5.5	1.6	4.4	1.5	2.6	2.2	1.4	1.6
Cost and expenses of stock offering			1.0	0.4
Write off of capitalized financing costs	1.8	0.5			0.0	0.0

Income (loss) before income taxes	(3.5)	(1.0)	0.7	0.2	(1.7)	(1.5)	(0.6)	(0.7)

Provision for income taxes	(1.2)	(0.4)	0.3	0.1	(0.6)	(0.5)	(0.2)	(0.3)

Income (loss) from continuing operations before discontinued operation	(2.3)	(0.7)	0.4	0.1	(1.1)	(1.0)	(0.4)	(0.4)
Loss from discontinued operations			(0.1)	(0.0)

Net income (loss)	$(2.3)	(0.7)%	$0.4	0.1%	$(1.1)	(1.0)%	$(0.4)	(0.4)%

(1)	See Note 1 of notes to consolidated financial statements under “Restatement” regarding the restatement of the financial statements.

(2)	Intercompany eliminations represent sales between the fuel sales division and the FBO division.

(3)	Gross margin as used here and throughout Management’s Discussion excludes depreciation and amortization and selling, general and administrative expense.

Three Months ended March 31, 2003 compared to the Three Months ended March 31, 2002

     Revenue in the third quarter of fiscal year 2003 was $111.0 million, representing an increase of 26.2% from the revenue reported for the third quarter of fiscal year 2002 of $87.9 million. The increase in revenue is primarily attributed to a combination of higher average sale prices for petroleum products in the current quarter and improved performance by the Company’s cargo operations. In addition, revenue in the amount of $2.0 million is reflected in the third quarter of fiscal year 2002 from the Company’s FBO in Bedford, Massachusetts (the “Bedford FBO”) which was sold in June 2002. The gross margin in the current quarter was $6.1 million, a decrease of $0.4 million or 6.1% from the gross margin of $6.5 million reported last year which included $0.6 million from the Company’s Bedford FBO. Excluding the Bedford FBO margin from last year’s results, gross margin increased $0.2 million or 3.4%. The increase in gross margin was primarily the result of improved margins at the Company’s FBO operations, higher margins in the Cargo operation, and offset by lower margins in the Government Contract Services business.

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

     The Cargo business segment had revenue of $8.4 million in the third quarter of fiscal year 2003, an increase of $2.0 million, or 31.2%, from last year’s revenue of $6.4 million. The increase in revenue is primarily attributed to higher import and export activity in the cargo handling operation. Gross margin from the Cargo business segment in the current period was $0.4 million, an increase of $0.5 million from last year’s results, primarily due to higher margins in the cargo handling operations partially offset by higher start-up expenses for the Mercury World Cargo operations.

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

     Selling, general and administrative expenses in the third quarter were $2.6 million a decrease of 10.0% from expenses of $2.9 million in 2002, due to impact of severance related expenses paid in the third quarter of fiscal 2002.

     Provision for bad debts of $0.4 million decreased slightly from the prior year’s provision of $0.5 million.

     Depreciation and amortization expense was $2.1 million in the current period as compared to $2.4 million last year. The reduction is primarily due to the sale of the Bedford FBO in June 2002. The current period reduction also reflects the non-amortization of goodwill for fiscal year 2003 which resulted in a $0.1 million decrease from the three months ended March 31, 2002.

     Interest expense and other in the current period was $2.6 million, an increase of $1.2 million or 89% from interest of $1.4 million in the third quarter of 2002. The increase is due primarily to the accrual of a premium relating to the subordinated note, which would be realized in the event the note is not prepaid in full prior to December 31, 2003.

     Income tax benefit approximated 34.5% and 38.5% of pre-tax loss for the third quarter of fiscal 2003 and fiscal 2002, respectively, reflecting the expected effective annual tax rate.

Nine Months ended March 31, 2003 compared to Nine Months ended March 31, 2002

     Revenue for the first nine months of fiscal year 2003 was $332.9 million, representing an increase of 17.3% from the revenue reported for the same period a year ago of $283.8 million. The increase in revenue is primarily attributed to higher average sale prices for petroleum products and due to the adverse effect last year of the tragic events of September 11, 2001. Gross margin in the current period was $19.0 million, a decrease of $3.1 million or 14.0% from the gross margin of $22.0 million reported last year. The decline in gross margin was primarily the result of the sale of the Bedford FBO in June 2002 and lower margins in the Government Contract Services business partially offset by higher margins in the Cargo operations.

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

     The Cargo business segment had revenue of $24.8 million during the first nine months of fiscal year 2003, an increase of $3.7 million, or 17.8%, from last year’s revenue of $21.1 million. The increase in revenue is primarily attributed to higher revenue in the cargo handling operation, which had increased handling volume due to the West Coast dockworkers’ strike and due to improved import/export activity. Gross margin from the Cargo business segment in the current period was $2.1 million, an increase of $1.1 million from last year’s results, primarily due to the subleasing of the Cargo business’s Atlanta warehouse facility to Lufthansa Handling starting in March 2002 and higher margins at its Los Angeles warehouse operations partially offset by higher start-up expenses for the Mercury World Cargo operations and lower margins in the Cargo Management operations.

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

     The Company’s selling, general and administrative expenses for the current period were $7.9 million, an increase of $0.2 from last year’s expense of $7.7 million. The increased expense was primarily due to expenses associated with the extension of certain stock options and the establishment of an environmental reserve of $0.3 million for a previously sold site.

     Provision for bad debts of $1.2 million is essentially unchanged from last year.

     Depreciation and amortization expense was $6.1 million in the current period as compared to $7.1 million last year. The reduction is primarily due to the sale of the Bedford FBO in June 2002. The current period also reflects the non-amortization of goodwill for fiscal year 2003 which resulted in a $0.3 million decrease in amortization from the prior year.

     Interest expense and other in the current period was $5.5 million, an increase of $1.1 million from last year’s interest expense of $4.4 million. The increase is due primarily to the accrual of a premium relating to the subordinated note, which would be realized in the event the note is not paid down prior to December 31, 2003.

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

     Income tax (benefit) expense approximated 34.5% and 38.5% of pre-tax (loss) income for the first nine months of fiscal 2003 and fiscal 2002, respectively, reflecting the expected effective annual tax rate.

Liquidity and Capital Resources:

     As of March 31, 2003, the Company’s cash and cash equivalents were $6.0 million, an increase of $0.4 million for the nine month period then ended. Cash generated from operating activities for the nine month period ended March 31, 2003 was $3.2 million comprised of cash generated of $8.1 million from earnings, adjusted for non-cash items, less $4.9 million for an increase in net working capital. The increase in working capital was primarily due to an increase in Mercfuel’s trade receivables from higher petroleum prices and a reduction in the current income tax liability.

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

     The Company’s financing activities used $1.8 million in cash primarily due to a net draw down on the revolving credit facility. In addition the Company generated $0.3 million and $0.1 million from the issuance of preferred stock and exercise of stock options, respectively. The issuance of the preferred stock occurred after the Company was unable to draw-down on the previous revolving credit facility.

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

     None

Item 3. Default Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

Exhibit
No.	Description

2.1	Agreement and Plan of Merger adopted January 9, 2001.(17)

2.2	Certificate of Merger.(17)

3.1	Certificate of Incorporation.(17)

3.2	Amended and Restated Bylaws of Mercury Air Group, Inc. adopted December 7, 2002.(25)

4.1	Loan Agreement between California Economic Development Financing Authority and Mercury Air Group, Inc.

Exhibit
No.	Description

relating to $19,000,000 California Economic Development Financing Authority Variable Rate Demand Airport Facilities Revenue Bonds, Series 1998(Mercury Air Group, Inc. Project) dated as of April 1, 1998.(2)

4.2	Securities Purchase Agreement dated September 10, 1999 by and among Mercury Air Group, Inc. and J.H Whitney Mezzanine Fund, L.P.(12)

4.3	Amendment No. 1 dated as of September 30, 2000 by and between J.H. Whitney Mezzanine, L.P. and Mercury Air Group, Inc. to the Securities Agreement.(16)

4.4	Waiver and Consent Agreement dated as of December 29, 2000 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(17)

4.5	Waiver and Consent Agreement dated as of July 2, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(18)

4.6	Waiver Agreement dated as of September 25, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(18)

4.7	Amendment No. 2 dated as of September 30, 2001 by and between J.H. Whitney Mezzanine Fund, L.P. and Mercury Air Group, Inc. to the Securities Purchase Agreement.(19)

4.8	Waiver Agreement dated as of November 26, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine, L.P.(21)

4.9	Waiver Agreement dated as of December 21, 2001 among Mercury Air Group, inc. and J.H. Whitney Mezzanine, L.P.(21)

4.10	Waiver Agreement dated as of June 26, 2002 among Mercury Air Group, inc. and J.H. Whitney Mezzanine, L.P.(24)

4.11	Amendment No. 3 to Securities Purchase Agreement by and between Mercury Air Group, Inc., and J. H. Whitney Mezzanine Fund, L.P. dated as of December 30, 2002.(26)

4.12	Amended and Restated J.H. Whitney Mezzanine Fund, L.P. Barrant dated September 10, 1999(26)

4.13	Amended and Restated J. H. Whitney Mezzanine Fund, L.P. Senior Subordinated Promissory Note dated September 10, 1999(26)

4.14	Security Agreement by and between Mercury Air Group, Inc. and each of its Subsidiaries hereto as Obligors and J.H. Whitney Mezzanine Fund, L.P. as the Lenders, dated as of December 30, 2002.(26)

4.15	Subordination Agreement among J.H. Whitney Mezzanine Fund, L.P. Foothill Capital Corporation, as Agent and Mercury Air Group, Inc. and Certain of its subsidiaries signatory thereto, dated as of December 30, 2002(26)

4.16	Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain subsidiaries signatory thereto, dated as of December 30, 2002.(26)

4.17	First Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its Subsidiaries, dated March 12, 2003.

10.1	Company’s 1990 Long-Term Incentive Plan.(4)*

10.2	Company’s 1990 Directors Stock Option Plan.(1)*

10.3	Lease for 6851 West Imperial Highway, Los Angeles, California.(3)

10.4	Memorandum Dated September 15, 1997 regarding Summary of Officer Life Insurance Policies with Benefits Payable to Officers or Their Designated Beneficiaries.(8)*

10.5	Non-Qualified Stock Option Agreement dated March 21, 1996, by and between Frederick H. Kopko and Mercury Air Group, Inc.(6)*

10.6	Company’s 1998 Long-Term Incentive Plan.(10)*

10.7	Company’s 1998 Directors Stock Option Plan.(10)*

10.8	Revolving Credit and Term Loan Agreement dated as of March 2, 1999 by and among Mercury Air Group, Inc., The Banks listed on Schedule 1 thereto, and The Fleet National Bank f/k/a BankBoston, N.A., as Agent.(11)

10.9	First Amendment to Revolving Credit and Term Loan Agreement dated as of September 10, 1999.(14)

10.10	Second Amendment to Revolving Credit and Term Loan Agreement dated as of March 31, 2000.(14)

10.11	Third Amendment, Waiver and Consent to Revolving Credit and Term Loan Agreement dated as of August 11, 2000.(14)

10.12	The Company’s 401(k) Plan consisting of CNA Trust Corporation. Regional Prototype Defined Contribution Plan and Trust and Adoption Agreement.(14)*

10.13	Employment Agreement dated July 31, 2000 between the Company and Dr. Philip J. Fagan.(15)*

10.14	Fourth Amendment to Revolving Credit and Term Loan Agreement dated as of November 14, 2000.(16)

10.15	Amendment No. 1 to Mercury Air Group, Inc. 1998 Long-Term Incentive Option Plan as of August 22, 2000.(16)*

10.16	Amendment No. 1 to Mercury Air Group, Inc. 1998 Directors Stock Option Plan as of August 22, 2000.(16)*

10.17	Limited Waiver letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 21, 2001.(18)

10.18	Fifth Amendment to Revolving Credit and Term loan Agreement dated as of September 21, 2001.(18)

10.19	Limited Consent letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 30, 2001.(19)

10.20	2001 Mercury Air Group, Inc. Stock Incentive Plan.(20)

10.21	Limited waiver and Consent to Revolving Credit and Term Loan Agreement dated as of December 31, 2001.(21)

10.22	2002 Management Stock Purchase Plan.(22)

10.23	Amended and Restated Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Joseph A Czyzyk.(22)*

10.24	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Wayne J. Lovett(22)*

Exhibit
No.	Description

10.25	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and John Enticknap(22)*

10.26	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Mark Coleman(22)*

10.27	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Steven S. Antonoff(22)*

10.28	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Robert Schlax(22)*

10.29	Limited waiver and Consent to Revolving Credit and Term Loan Agreement dated as of June 27, 2002.(24)

10.30	Sale-Leaseback agreement made by and between CFK Realty Partners, LLC and Mercury air Group, Inc. dated December 15, 2001.(24)

10.31	Amendment to Sale-Leaseback agreement made by and between CFK Realty Partners, LLC and Mercury Air Group, Inc.(24)

10.32	Promissory Note by CFK Partners, LLC in favor of Mercury Air Group, Inc.(24)

10.33	Limited Waiver and Consent to Revolving Credit and Term Loan Agreement dated as June 27, 2002.(24)

10.34	Amendment to No. 1 made to Amended and Restated Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Joseph A. Czyzyk.*(24)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

99.1	Partnership Agreement dated as of July 27, 2000 of CFK Partners by and among Philip J. Fagan, M.D., Frederick H. Kopko, Jr. and Joseph A. Czyzyk.(13)

*	Denotes managements contract or compensation plan or arrangement.

(1)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 10, 1993 Annual Meeting of Shareholders and is incorporated herein by reference.

(2)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and are incorporated herein by reference.

(3)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-39044 on Form S-2 and are incorporated herein by reference.

(4)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 2, 1992 Annual Meeting of Shareholders.

(5)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-65085 on Form S-1 and are incorporated herein by reference.

(6)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and are incorporated herein by reference.

(7)	All such documents were previously filed as Exhibits to the Company’s Report on Form 8-K filed September 13, 1996 and are incorporated herein by reference.

(8)	Such document was previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997 and is incorporated herein by reference.

(9)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and is incorporated herein by reference.

(10)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 3, 1998 Annual Meeting of Shareholders and incorporated herein by reference.

(11)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

(12)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 and is incorporated herein by reference.

(13)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on August 11, 2000 and is incorporated herein by reference.

(14)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and is incorporated herein by reference.

(15)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(16)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference.

(17)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(18)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and is incorporated herein by reference.

(19)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(20)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the November 7, 2001 Annual Meeting of Shareholders and incorporated herein by reference.

(21)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.

(22)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on June 5, 2002 and is incorporated herein by reference.

(23)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on July 11, 2002 and is incorporated herein by reference.

(24)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and is incorporated herein by reference.

(25)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on December 7,2002 and is incorporated herein by reference.

(26)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on December 30, 2002 and is incorporated herein by reference.

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