Form 10-Q
period 2003-09-30
MERCURY AIR GROUP INC
filed 2004-01-13
CIK 52532

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File No. 1-7134

Mercury Air Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-1800515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5456 McConnell Avenue Los Angeles, CA	90066
(Address of principal executive offices)	(Zip Code)

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Number of Shares Outstanding
Title	as of January 7, 2004

Common Stock, $0.01 Par Value	2,954,818

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2003	2003

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,490,000	$2,802,000
Trade accounts receivable, net of allowance for doubtful accounts of $2,448,000 at September 30, 2003 and $2,006,000 at June 30, 2003	48,758,000	46,753,000
Inventories, principally aviation fuel	4,225,000	4,422,000
Prepaid expenses and other current assets	3,708,000	5,241,000
Deferred income taxes	1,125,000	901,000

Total current assets	61,306,000	60,119,000
PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated depreciation and amortization of $62,058,000 at September 30, 2003 and $61,061,000 at June 30, 2003	58,048,000	58,844,000
NOTES RECEIVABLE, net of allowance for doubtful accounts of $463,000 at September 30, 2003 and $509,000 at June 30, 2003	1,509,000	1,815,000
DEFERRED INCOME TAXES	2,282,000	2,284,000
GOODWILL	4,389,000	4,389,000
OTHER INTANGIBLE ASSETS, NET	958,000	1,033,000
OTHER ASSETS, NET	4,205,000	4,471,000

TOTAL ASSETS	$132,697,000	$132,955,000

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,534,000	$34,677,000
Accrued expenses and other current liabilities	11,095,000	10,162,000
Current portion of long-term debt	4,156,000	4,194,000

Total current liabilities	49,785,000	49,033,000
LONG-TERM DEBT	24,771,000	25,501,000
SENIOR SUBORDINATED NOTE	23,489,000	23,445,000
DEFERRED RENT	1,728,000	1,885,000
MINORITY INTEREST	184,000	180,000

Total liabilities	99,957,000	100,044,000
COMMITMENTS AND CONTINGENCIES
MANDATORILY REDEEMABLE PREFERRED STOCK, Series A — $0.01 par value; 1,000,000 shares authorized; 462,627 shares outstanding at September 30 and June 30, 2003	490,000	481,000
STOCKHOLDERS’ EQUITY:
Preferred Stock — $0.01 par value; authorized 2,000,000 shares; no shares outstanding Common Stock — $0.01 par value; authorized 18,000,000 shares; 3,298,418 and 3,293,568 shares outstanding at September 30 and June 30, 2003, respectively	33,000	33,000
Additional paid-in capital	22,509,000	22,496,000
Retained earnings	13,716,000	14,018,000
Accumulated other comprehensive loss	(78,000)	(86,000)
Notes receivable from officers	(3,930,000)	(4,031,000)

Total stockholders’ equity	32,250,000	32,430,000

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$132,697,000	$132,955,000

See accompanying notes to consolidated financial statements.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,

	2003	2002

	(Unaudited)
Sales and revenues:
Sales	$78,576,000	$85,450,000
Service revenues	22,437,000	22,445,000

Total sales and revenues	101,013,000	107,895,000

Costs and expenses:
Cost of sales	68,986,000	76,034,000
Operating expenses	25,312,000	25,911,000

Total costs and expenses	94,298,000	101,945,000

Gross margin (excluding depreciation and amortization)	6,715,000	5,950,000

Expenses (income):
Selling, general and administrative	2,275,000	2,615,000
Provision for bad debts	383,000	352,000
Depreciation and amortization	2,171,000	2,051,000
Interest expense	2,594,000	1,384,000
Write-off of deferred financing costs		500,000
Interest income	(213,000)	(52,000)

Total expenses (income)	7,210,000	6,850,000

Loss before income tax benefit	(495,000)	(900,000)
Income tax benefit	(193,000)	(311,000)

Net loss	(302,000)	(589,000)
Accrued preferred stock dividends	(9,000)

Net loss applicable to common stockholders	$(311,000)	$(589,000)

Net loss per common share:
Basic	$(0.09)	$(0.18)

Diluted	$(0.09)	$(0.18)

See accompanying notes to consolidated financial statements.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,

	2003	2002

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(302,000)	$(589,000)
Adjustments to derive cash flow from operating activities:
Bad debt expense	383,000	352,000
Depreciation and amortization	2,171,000	2,051,000
Deferred income taxes	(222,000)	1,000
Deferred rent	(157,000)	147,000
Compensation expense related to remeasurement of stock options		318,000
Expense related to amortization of executive stock plan	101,000	102,000
Amortization of senior subordinated note discount	44,000	49,000
Loss on retirement of assets		41,000
Minority interest	4,000
Changes in operating assets and liabilities:
Trade and other accounts receivable	(2,388,000)	562,000
Inventories	197,000	(3,576,000)
Prepaid expenses and other current assets	1,533,000	(159,000)
Accounts payable	(143,000)	(2,756,000)
Accrued expenses and other current liabilities	942,000	(272,000)

Net cash provided by (used in) operating activities	2,163,000	(3,729,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash		3,530,000
Increase in other assets	125,000	(37,000)
Decrease in notes receivable	306,000	80,000
Proceeds from sale of property		35,000
Additions to property, equipment and leaseholds	(1,160,000)	(610,000)

Net cash provided by (used in) investing activities	(729,000)	2,998,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net reduction of debt instruments	(768,000)	(418,000)
Repurchase of common stock		(370,000)
Proceeds from exercise of stock options	14,000

Net cash used in financing activities	(754,000)	(788,000)

Effect of exchange rate changes on cash	8,000	(39,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	688,000	(1,558,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,802,000	5,565,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,490,000	$4,007,000

CASH PAID DURING THE PERIOD FOR:
Interest	$1,527,000	$1,286,000
Income taxes	$349,000	$4,539,000

See accompanying notes to consolidated financial statements.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003
(Unaudited)

Note 1 — General

     Business

      Mercury Air Group, Inc. (the “Company”), a Delaware Corporation, was organized in 1956 and provides a broad range of services to the aviation industry through four principal operating units: Mercury Air Centers, Inc. (“Air Centers”), Mercury Air Cargo, Inc. (“Air Cargo”), MercFuel, Inc. (“MercFuel”) and Maytag Aircraft Corporation (“Maytag”), a provider of government contract services. The Air Centers operations consist of aviation fuel sales, commercial aircraft refueling operations (“into-plane”), aircraft ground support services, aircraft hangar services, secured aircraft parking (“aircraft tie-down services”) and aircraft maintenance at certain Air Center locations, known as Fixed Based Operations (“FBO’s”), for commercial, private, general aviation and United States Government aircraft (collectively “FBO services”). Air Cargo’s operations consist of cargo handling, the sale of cargo capacity on other airlines (“Cargo Space Logistics”), and general cargo sales agent services. MercFuel’s operations consist of the sale and delivery of fuel, primarily aviation fuel, to domestic and international commercial airlines, corporate aviation and air freight airlines. Maytag’s government contract services consist of the following services primarily for agencies of the United States Government: aircraft refueling and fuel storage operations, base operations support (“BOS”) services, air terminal and ground handling services and weather observation and forecasting services.

      On October 28, 2003, the Company announced that it had entered into a definitive agreement, subject to the Company’s stockholders’ approval, completion of due diligence, and regulatory agencies’ approvals and consents, to sell 100% of the outstanding common stock of Air Centers to Allied Capital Corporation (“Allied”) for $70 million, subject to adjustments (the “FBO Sale”). In accordance with the terms of the definitive agreement, as amended, closing of this transaction is to occur on January 16, 2004 but the closing date can be extended, at Allied’s discretion, to April 16, 2004. The Company expects the closing of the FBO sale to occur during its third quarter of fiscal 2004.

Risks and Uncertainties

      As of September 30, 2003, the $24.0 million Senior Subordinated 12% Note (the “Note”) contained provisions that provided incentives for the Company to prepay the principal of the Note. If the entire principal of the Note was not prepaid by December 31, 2003, the Note holder would have been entitled to stock warrants equivalent to 5% of the Company’s outstanding shares of common stock then outstanding, exercisable for nominal consideration. If the principal amount of the Note was in excess of $12.0 million on December 31, 2003, the Note holder would have been entitled to receive stock warrants equivalent to an additional 5% of the number of shares of common stock outstanding at that date, exercisable for nominal consideration, along with an additional note with a principal amount of $5.0 million. In addition, beginning January 2004 and continuing through June 2004, the interest rate was to increase by 1% per annum each month up to a maximum rate of 18%. Since December 30, 2002, the effective date of this amended Note, the Company expected that the Note would be outstanding for the full term of the Note and, therefore, accrued for the premium associated with the issuance of the additional consideration over the remaining term of the Note which was 36 months. However, on October 28, 2003, the Company announced that Allied had acquired the Note from the holder and had waived the provisions of the Note regarding the additional stock warrants, equivalent to 10% of the Company’s outstanding common stock, that would have been issued on December 31, 2003, as well as the provision regarding the additional $5.0 million note. In conjunction with the acquisition of the Note by Allied, the Company and Allied entered into a definitive agreement for Allied to purchase 100% of the outstanding common stock of Air Centers from the Company, subject to the Company’s stockholders’ approval, completion of due diligence and regulatory agency approvals. The purchase price for the Air Centers is $70 million, subject to adjustment for working capital and for certain investments made by the Company. At

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

the close of the FBO Sale, $8.3 million from the sale proceeds will be deposited into an escrow account pending the award of a new lease for the FBO located at Atlanta’s Hartsfield International Airport. In accordance with the terms of the definitive agreement, as amended, the closing date for the FBO Sale is January 16, 2004 with Allied having the right to extend the closing date through April 16, 2004. The Company expects the FBO Sale to close during its third quarter of fiscal 2004.

      On December 5, 2003, the Company and its lenders under the Senior Secured Credit Facility executed the Fifth Amendment to the Loan and Security Agreement and Forebearance Agreement (the “Forebearance Agreement”). Among other things, the Company requested the lenders and the lenders agreed to forebear from exercising their rights and remedies under the Senior Secured Credit Facility for the following events of default, as defined in the Loan and Security Agreement: (1) the Company’s failure to deliver its annual audited financial statements for the fiscal year 2003 within the prescribed time-frame allowed; (2) the formation of a subsidiary, Mercury Air Center – Long Beach, without the prior consent of the lenders; (3) the Company’s failure to deliver supplemental schedules to the J. H. Whitney as required under the terms of the $24 million Senior Secured 12% Note. The Forebearance Agreement states that the lenders agree, for a limited time, to forebear from exercising their rights and remedies under the Senior Secured Credit Facility with respect to the events of default noted above. The Company is currently in compliance with the terms and conditions of the Forebearance Agreement.

      In April 2002, the Company received a notice from Los Angeles World Airports (“LAWA”) of a proposed rental increase for one of Air Cargo’s warehouse facilities at LAX (the “Avion Warehouse”). In response to this notice, the Company submitted protests to the LAWA Staff and Board of Commissioners regarding the proposed increase on the basis that: (1) the Company had made a substantial investment in the warehouse facility and the proposed rental increase would greatly reduce the Company’s ability to achieve an acceptable rate of return on the Company’s investment to date; (2) if any increase is to be made, it should be determined based on the Company being the developer of the facility and not strictly a tenant; and (3) that the amount of the proposed increase is not justified given the general business environment of the air cargo handling operations. In response to the Company’s protests to the proposed increase, in September 2002 the Company received a revised notice from LAWA of a reduced proposal for a rental increase for the Avion Warehouse. The LAWA Staff intend to present their recommended rental increase to the LAWA Board of Commissioners for approval in late January 2004. From June 18, 2003 through September 30, 2003, the accumulated amount of the retroactive rental increase is $1,772,000, which will be partially offset by recoverable retroactive sublease rental income of $742,000. The LAWA Staff has indicated that the retroactive portion of the rental increase would be payable by the Company in equal monthly installments over the remaining term of the lease agreement, which is scheduled to expire in June 2006. The proposed increase in the monthly rent, on a go-forward basis, is $64,000, or 35%, of the existing monthly rent. As of September 30, 2003, the Company has accrued $1,031,000 for the retroactive rental increase, which is net of the recoverable retroactive sublease rental income. Of this amount, $113,000 was recorded in the first quarter of fiscal 2004.

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

Basis of Presentation

      The accompanying unaudited financial statements of Mercury Air Group, Inc. and subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation have been reflected in these financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004 due to seasonal and other factors. In order to maintain consistency and comparability between periods presented, certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

New Accounting Pronouncements

      On April 30, 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of this statement are generally effective for contracts entered into or modified after June 30, 2003. The Company does not expect this standard to have a material impact on the Company’s consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities considered to be a special purpose entity (“SPE”) in which an enterprise holds a variable interest that it acquired before February 1, 2003. For non-SPE variable interest entities acquired before February 1, 2003, the interpretation must be adopted no later than the first interim or annual period ending after March 15, 2004. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company is currently evaluating the potential impact of the adoption of FIN 46.

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

Note 2 — Stock-Based Employee Compensation

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue utilizing the intrinsic value method to account for stock-based compensation as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.”

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

      The Company has five stock option plans. As permitted under SFAS No. 123, the Company measures compensation expense related to employee stock options granted utilizing the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations under the intrinsic value method. The following table illustrates the pro forma effect on the net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended
	September 30,

	2003	2002

Net loss, as reported	$(302,000)	$(589,000)
Add stock-based employee compensation expense included in net loss, net of tax	62,000	274,000
Less total stock based employee compensation determined under the fair value based method for all awards, net of tax	(32,000)	(198,000)

Pro forma net loss	$(272,000)	$(513,000)

Basic net loss per share — as reported	$(0.09)	$(0.18)
Basic net loss per share — pro forma	$(0.08)	$(0.16)
Diluted net loss per share — as reported	$(0.09)	$(0.18)
Diluted net loss per share — pro forma	$(0.08)	$(0.16)

Note 3 — Income Taxes

      Income taxes have been computed based on the estimated annual effective income tax rate for the respective periods.

Note 4 — Litigation

      On May 1, 2002, Mercury received a Notice of Violation (“NOV”) for its Fort Wayne, Indiana facility alleging that Mercury’s Spill Prevention, Control and Countermeasure Plan (the “SPCC Plan”) did not meet certain federal regulatory guidelines. Specifically, the Environmental Protection Agency (“EPA”) alleged

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

that Mercury’s SPCC Plan failed to provide for proper parking, secondary containment, and proper drainage of its refueler trucks. Mercury entered into discussions with the EPA and responded to the NOV. On January 29, 2003, the Company was notified of some deficiencies in its latest SPCC Plan and requested that Mercury submit a written response to its allegations within 30 days. On March 14, 2003, Mercury received a NOV from the United States Environmental Protection Agency, Region 5 (“EPA Region 5”) alleging certain deficiencies in the SPCC Plan for its Fort Wayne, Indiana facility, submitted to the EPA Region 5 in November 2002. Mercury believes that it has resolved all deficiencies except for alleged deficiencies related to secondary containment for refueler trucks, and for its discrete fuel loading areas. Pursuant to an agreement detailed in a letter submitted to the EPA Region 5 on April 16, 2003, Mercury has been permitted to suspend modifications to its SPCC Plan regarding the installation of secondary containment for its refueler trucks, pending resolution of federal regulatory issues associated with secondary containment for such trucks. The EPA Region 5 has also extended national compliance with regulations related to discrete loading areas until August 17, 2004. In the opinion of management, the ultimate resolution of this matter is not expected to have a material effect on the Company’s consolidated financial statements.

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

      On November 26, 2003, Signature Flight Support Corporation filed a complaint against Mercury Air Centers, Inc. and Allied Capital Corporation alleging: (1) breach of contract and tortious Interference with contract against Allied; (2) interference with prospective economic advantage against Allied; and (3) unfair business practices against Mercury and Allied. The Company believes that the allegations are without merit and is in the process of preparing a response. The Company has agreed to indemnify Allied and its affiliates (including, without limitation, Air Centers after the closing of the FBO Sale), directors, officers, agents ,employees and controlling persons from any liability, obligation, loss or expense to which Allied may become subject as a result of the complaint. In the opinion of management, the ultimate resolution of this complaint is not expected to have a material effect on the Company’s consolidated financial statements.

      On December 5, 2003, the Company terminated its Chief Operating Officer of Mercury Air Cargo. This former employee is claiming one year’s salary, (approximately $170,000), and other damages as a result of the termination. On December 31, 2003, he filed notice of demand for mediation.

      The Company is also a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on its consolidated financial statements. Reference is made to the Company’s Annual Report on Form 10-K for the period ended June 30, 2003 for additional Litigation Matters with respect to which no material developments have occurred in the current quarter.

Note 5 — Debt

      On December 30, 2002, the Company entered into a loan and security agreement, (“the Facility”), refinancing its senior secured credit facilities with Foothill Capital Corporation (“Foothill”), a division of Wells Fargo Bank, for a five-year term. In addition, the Company and J.H. Whitney Co. Mezzanine Fund entered into agreements revising the terms of the Note, which will mature on December 31, 2005. The funding under the Facility and the amendments to the Note were completed on December 31, 2002. On October 28, 2003, Allied acquired the Note from J. H. Whitney Co. Mezzanine Fund and waived certain provisions of the Note. See “Note 10 — Subsequent Event” for a description of the Note and the modified terms associated with the Note.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The Facility provides a total of up to $42.5 million in revolving and term loans. The term loan is for an amount equal to $12.5 million, while the revolving loan is for an amount not to exceed 85% of Eligible Accounts Receivable (as defined in the loan agreement), subject to certain limitations. The term loan is payable in $1.0 million installments each April 1 and October 1, beginning April 1, 2003 and in $0.5 million installments each July 1 and December 31, until paid in full. Amounts repaid under the term loan increase the maximum availability under the revolving loan. The Facility also provides for the issuance of certain letters of credit. The terms of the Facility requires that the Company maintain a minimum availability on the revolving line of credit of $2.5 million. As of September 30, 2003, the Company had $3.9 million of availability on the revolving line of credit. The amount of the available revolving credit line fluctuates on a daily basis dependent upon the amount of Eligible Receivables and the amount of letters of credit outstanding and the amount of outstanding cash borrowings against the revolving credit facility.

      The Facility may be terminated on December 23, 2005, if the Note is not paid in full or refinanced, on terms acceptable to Foothill, prior to October 31, 2005. The Facility is collateralized by substantially all of the assets of the Company and its subsidiaries. The Facility contains provisions that require the maintenance of certain financial ratios including minimum EBITDA levels, minimum fixed charge coverage ratios, and maximum annual capital expenditure levels. In addition, under the Facility, the Company is prohibited from paying non-intercompany cash dividends.

      While the Note is subordinate to the Facility, the loan and security agreement does allow for the prepayment of principal on both the Note and the Facility under certain conditions. Under the terms of the loan and security agreement, if certain conditions are met, the first $15.0 million of principal prepayment is to be applied equally to the outstanding principal of the Facility’s term loan and the Note. The next $4.5 million of principal prepayment is to be applied entirely to the outstanding principal of the Note. The next principal prepayments will then either be applied equally to the outstanding principal of the Facility and to the Note or entirely to the outstanding principal of the Note, depending on certain conditions, until the entire $24.0 million of the Note has been repaid in full.

Note 6 — Net Income (Loss) Per Share

      Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and potential common shares except for amounts that are antidilutive. Potential common shares include stock options and shares resulting from the assumed conversion of subordinated debentures, when dilutive.

	Three Months Ended		Three Months Ended
	September 30, 2003		September 30, 2002

	Diluted	Basic	Diluted	Basic

Weighted average number of common shares outstanding during the period	3,298,418	3,298,418	3,231,500	3,231,500
Common share equivalents resulting from the assumed exercise of stock options

Weighted average number of common and common equivalent shares outstanding during the period	3,298,418	3,298,418	3,231,500	3,231,500

Note 7 — Segment Reporting

      The Company discloses segment information in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” which requires companies to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services,

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

major customers and material countries in which the entity holds assets and reports revenues. The operating segments reported below are the segments of the Company for which operating results are evaluated regularly by management in deciding how to allocate resources and in assessing performance. Intersegment sales are not significant.

      The Company operates and reports its activities through four principal units: 1) Fuel Sales, 2) Fixed Based Operations, 3) Cargo Operations and 4) Government Contract Services.

				Government	Corporate
		Fixed Base	Cargo	Contract	or
	Fuel Sales	Operations	Operations	Services	Unallocated	Total

	(Dollars In Thousands)
Quarter Ended September 30, 2003
Revenues	$64,990	$22,533	$8,894	$5,826	$(1,230)	$101,013
Gross margin	1,426	3,204	773	1,312		6,715
Depreciation and amortization	115	1,380	458	81	137	2,171
Capital expenditures	637	485	12	17	9	1,160
Segment assets	28,104	58,292	16,864	11,068	18,369	132,697
Quarter Ended September 30, 2002
Revenues	$70,573	$23,826	$7,290	$6,206		$107,895
Gross margin	1,620	2,973	404	953		5,950
Depreciation and amortization	54	1,253	546	91	107	2,051
Capital expenditures		524	65		21	610
Segment assets	30,957	58,797	15,262	12,059	15,311	132,386

      Gross margin is used as the measure of profit and loss for segment reporting purposes as it is viewed by key decision makers as the principal operating indicator in measuring segment profitability. The key decision makers also view bad debt expense as an important measure of profit and loss. The predominant component of bad debt expense relates to Fuel Sales. Bad debt expense for Fuel Sales was approximately $326,000 and $293,000 for the quarters ended September 30, 2003 and 2002, respectively; total bad debt expense was $383,000 and $352,000 in the quarters ended September 2003 and 2002, respectively.

Note 8 — Comprehensive Income

      Comprehensive loss is summarized as follows:

	Three Months Ended
	September 30,

	2003	2002

Net loss	$(302,000)	$(589,000)
Foreign currency translation adjustment	8,000	(39,000)

Comprehensive loss	$(294,000)	$(628,000)

Note 9 — Related Party Transactions

      CFK Partners is a partnership consisting of three of the Company’s directors, one of whom also serves as the Company’s Chief Executive Officer and another who serves as Chairman of the Board. In addition, CFK Partners also owns approximately 28.4% of the Company’s outstanding common stock and 24% of the combined common and preferred stock.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      In January 2002, the Company sold the land and the office building which houses its corporate headquarters to CFK Realty Partners, LLC (“CFK Realty”) for $4,200,000, consisting of $2,800,000 in cash and a note receivable of $1,400,000. The note accrues interest at 5% and contains provisions whereby CFK Realty can elect to extend the maturity date in one year increments through December 31, 2004. The note had an original maturity date of December 31, 2002. In early December 2003, the Company received notification from CFK Realty that it was exercising its right to extend the maturity date of the note for an additional one year period. Concurrently with the sale, the Company also entered into a ten-year lease of the property for a monthly rental amount of approximately $37,000. CFK Realty financed the purchase of the building through a $3.2 million loan. CFK Realty is included in the Company’s consolidated financial statements included herein.

      The Company and its Chairman (collectively, the “Members”) each own an equity interest in MercMed LLC (“MercMed”) of 64.94% and 35.06%, respectively. Accordingly, MercMed has been included in the Company’s consolidated financial statements and the liability to the minority interest has also been reflected as of September 30, 2003. Minority Interest on the Company’s consolidated balance sheet represents the minority member’s equity in MercMed. MercMed was formed for the purpose of owning and operating an aircraft for the Members. In June 2003, the Members amended the MercMed Operating Agreement to amend each Member’s ownership interest from 50% for each Member to the ownership percentages previously noted. On March 27, 2003, MercMed obtained new financing for the aircraft which is a 15-year loan with the interest rate being fixed for the initial 36-month period. At the end of the initial 36-month period, the interest rate will be reviewed and fixed at the then Federal Home Loan Bank’s regular three-year interest rate plus 275 basis points. Each of the Members are guarantors of this note. Since the inception of the new loan and through September 30, 2003, MercMed is current on the payments due. The outstanding principal amount of the loan as of September 30, 2003 was $691,000.

      The Company uses the services of the legal firm McBreen and Kopko (the “Firm”) for various general corporate legal matters. Mr. Frederick H. Kopko, Jr., a partner of the Firm, is a member of the Company’s Board of Directors and is a partner with CFK Partners, LLC. For the three month periods ended September 30, 2003 and 2002, the Company paid the Firm $142,000 and $134,000, respectively, for legal services rendered.

Note 10 — Subsequent Events

      On October 28, 2003, the Company announced that Allied had acquired the Company’s $24.0 million Senior Subordinated 12% Note from J. H. Whitney Co. Mezzanine Fund (the “Whitney Note”) and that the Company and Allied had entered into a definitive agreement, subject to stockholders’ approval, completion of due diligence and regulatory agencies’ approvals and consents, for Allied to acquire 100% of the outstanding stock of Mercury Air Centers, Inc. for $70 million. The actual cash proceeds to be received by the Company is subject to the establishment of an escrow account of $8.3 million associated with the month-to-month terms of the Air Centers’ FBO located at the Atlanta Hartsfield International Airport, reimbursement for certain FBO capital investments made by the Company, minimum Air Centers working capital at closing and other customary terms and conditions. In accordance with the terms of the definitive agreement, as amended, the FBO Sale is to close on January 16, 2004 but the closing date can be extended, at Allied’s discretion, to April 16, 2004. The Company expects this transaction to close during its third quarter of fiscal 2004.

      The Whitney Note, as amended, included provisions whereby the Company, if any amount of the principal on the Whitney Note remained outstanding as of December 31, 2003, would issue warrants to the note holder to purchase 5% of the Company’s outstanding common stock, exercisable for nominal consideration, and, if the amount of principal on the Whitney Note was greater than $12.0 million as of December 31, 2003, would issue warrants to the note holder to purchase an additional 5% of the Company’s outstanding common stock, exercisable for nominal consideration, along with an additional note in the original principal amount of $5.0 million. In addition, the Whitney Note, as amended, also provided that beginning January

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

2004 and continuing through June 2004, the interest rate will increase by 1% per annum each month up to a maximum of 18% per annum. Allied, in the new promissory note issued in replacement of the Whitney Note (the “Allied Note”), has waived the penalty provisions that were included in the Whitney Note, however, beginning January 2004 and continuing through June 2004, the interest rate will increase by 1% per annum each month up to a maximum of 18% per annum.

      On December 12, 2003, the Company entered into a settlement agreement (the “Hambro Settlement”) relating to litigation with J O Hambro Capital Management and certain of its affiliates and private clients (“J O Hambro”) whereby the Company issued three promissory notes for an aggregate principle amount of $3,586,000 (the “Hambro Notes”) in exchange for the following: (1) the release of certain claims by J O Hambro; (2) the Company’s agreement to dismiss litigation against J O Hambro; (3) the Company’s agreement not to institute certain litigation against J O Hambro and certain other parties; (4) reimbursement of certain costs associated with the pending litigation and the defense of and preparation for anticipated litigation between the parties; and (5) the purchase of 343,600 shares of the Company’s common stock in exchange for the Hambro Notes. The Hambro Notes: (1) are subordinated to the Senior Secured Credit Facility and to the Senior Subordinated Note; (2) are due on the earlier of (a) March 31, 2005, provided that if the Senior Secured Credit Facility matures on December 31, 2007 then such date shall be March 31, 2008 and (b) the ninetieth day following the payment in full of the Senior Secured Credit Facility and the termination of commitments for the Senior Secured Lender to provide financing under the Senior Secured Credit Facility; and (3) bear and accrue interest at the rate of 12% per annum commencing on December 31, 2003 but will increase to 16% per annum for any amount of unpaid principal after June 30, 2004. During the Company’s second quarter of fiscal 2004, the Company will recognize expense of $1.8 million, which represents the consideration paid to J O Hambro in excess of the market value of the shares at the time of the settlement.

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

      Results of Operations — Comparison of the Three Months ended September 30, 2003 and September 30, 2002

      The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company’s four operating units, as well as selected other financial statement data.

	Three Months Ended September 30,

	2003		2002

		% of Total		% of Total
	Amount	Revenues	Amount	Revenues

	($ in thousands)
Revenues:
Fuel Sales	$64,990	64.3%	$70,573	65.4%
FBOs	22,533	22.3	23,826	22.1
Cargo Operations	8,894	8.8	7,290	6.8
Government Contract Services	5,826	5.8	6,206	5.7
Intercompany Eliminations	(1,230)	(1.2)	0	0

Total Revenue	$101,013	100.0%	$107,895	100.0%

		% of Unit		% of Unit
	Amount	Revenues	Amount	Revenues

Gross Margin(1):
Fuel Sales	$1,426	2.2%	$1,620	2.3%
FBOs	3,204	14.2	2,973	12.5
Cargo Operations	773	8.7	404	5.6
Government Contract Services	1,312	22.5	953	15.4

Total Gross Margin	$6,715	6.7%	$5,950	5.5%

		% of Total		% of Total
	Amount	Revenues	Amount	Revenues

Selling, general and administrative	$2,275	2.3%	$2,615	2.4%
Provision for bad debts	383	0.4	352	0.3
Depreciation and amortization	2,171	2.1	2,051	1.9
Interest expense and other	2,381	2.4	1,332	1.2
Write off of deferred financing costs	0	0	500	0.5

Loss before tax	(495)	(0.5)	(900)	(0.8)
Income tax benefit	(193)	(0.2)	(311)	(0.3)

Net loss	$(302)	(0.3)%	$(589)	(0.5)%

(1)	Gross margin as used here and throughout Management’s Discussion includes certain selling, general and administrative costs which are charged directly to the operating units, but excludes depreciation and amortization expenses and selling, general and administrative expense.

Three Months Ended September 30, 2003 Compared to September 30, 2002

      Revenue for the Company in the first quarter of fiscal 2004 was $101,013 thousand, which decreased by 6.4% from revenue of $107,895 thousand reported for the first quarter of fiscal 2003. The decrease in revenue is due to lower MercFuel revenue of $5,583 thousand. Gross margin increased by 12.9% to $6,715 thousand in the first quarter of fiscal 2004 from $5,950 thousand reported in the first quarter of fiscal 2003. The increase in gross margin is due to improved performances at the Company’s Air Centers, Air Cargo and Maytag Government Contract Services Operations segments.

      MercFuel, the Company’s fuel sales business, generated revenue of $64,990 thousand in the current period, a decrease of $5,583 thousand or 7.9% from last year’s revenue of $70,573 thousand. The decrease in revenue was primarily due to lower sales volume partially offset by higher average fuel sales prices. Fuel sales volume was 64.3 million gallons in the first quarter of fiscal 2004, a decrease of 15.8 million gallons from the same period of fiscal 2003 resulting in a reduction in sales revenue of $13.9 million. The decline in sales volume is due to National Airlines, Inc. (“National”), a customer of MercFuel since May 1999, ceasing operations on November 6, 2002. Sales volume to National in the first quarter of fiscal 2003 was 20.9 million gallons, resulting in revenue of $17.5 million. Excluding the sales volume to National from the sales volume in the first quarter of fiscal 2003, first quarter 2004 sales volume increased 5.2 million gallons, or 8.8% from last year. The average sales price in the first quarter of fiscal 2004 was $1.01 per gallon, an increase of $0.129 per gallon from the same period of last year resulting in revenue increasing due to higher average sales prices of $8.3 million. The higher average sales price is due to higher worldwide petroleum prices. Revenues from the fuel sales business represented 64.3% of the Company’s total revenue in the current period compared to 65.4% of revenue in the comparable prior year quarter. Gross margin from fuel sales was $1,426 thousand in the current period compared with $1,620 thousand in the same period last year, of which $0.2 million was generated from sales to National. The decline in gross margin was primarily due to National ceasing operations. The average gross margin per gallon sold in the first quarter of fiscal year 2004 was $0.0396 per gallon as compared to $0.0347 for the same period last year.

      The Company’s Air Centers business segment had revenue of $22,533 thousand in the first quarter of fiscal year 2004, a decrease of $1,293 thousand or 5.4% from last year’s first quarter revenue of $23,826 thousand. The revenue decrease was mainly due to lower revenue of $1.0 million in maintenance activities in the Air Center operations. The Air Centers’ aviation fuel sales volume in the first quarter of fiscal 2004 was 7.8 million gallons with an average sales price of $1.91 per gallon as compared to last year’s first quarter sales volume of 8.8 million gallons with an average sales price of $1.70 per gallon. The higher average sales price was mainly due to higher worldwide petroleum prices. Gross margin increased by $231 thousand or 7.8% in the current period to $3,204 thousand from $2,973 thousand last year due to the Company’s efforts to reduce operating expenses.

      The Company’s Air Cargo operations had revenue of $8,894 thousand in the first quarter of fiscal 2004, an increase of $1,604 thousand or 22% from the revenue of $7,290 thousand in the first quarter of fiscal 2003. The increase in revenue is mainly due to improvements in cargo handling of $0.5 million, cargo management of $0.2 million and cargo marketing services of $0.9 million. Gross margin from Air Cargo operation in the current period increased by $369 thousand, or 91.3%, to $773 thousand from $404 thousand in the year ago period due to higher volume for cargo management and Mercury World Cargo operations resulting in higher gross margin of $0.2 million and of $0.2 million, respectively.

      The Company’s Government Contract Services segment had revenue of $5,826 thousand in the first quarter of fiscal 2004, a decrease of $380 thousand or 6.1% from revenue of $6,206 thousand in the first quarter of fiscal 2003. The revenue decrease is primarily due to the decreased revenue from the Weather Data Services contracts in the amount of $0.3 million and the loss of one refueling contract, which generated revenue of $0.3 million last year. Gross margin in the current period increased by $359 thousand or 37.7% to $1,312 thousand from $953 thousand last year due to higher margin on the Kuwait Air Terminal and the Patrick Base Operation contracts, which had a reserve for legal settlements of $0.3 million in the first quarter of fiscal 2003.

      Selling, general and administrative expenses in the current quarter decreased by $340 thousand, or 13.0%, to $2,275 thousand from $2,615 thousand in last year’s quarter primarily due to $0.3 million associated with the extension of certain stock options and $0.3 million associated with a reserve for legal settlements included in the first quarter of fiscal 2003.

      Provision for bad debts was $383 thousand in the current period, essentially unchanged from the same period last year.

      Depreciation and amortization expense was $2,171 thousand in the current period compared to $2,051 thousand a year ago.

      Interest expense and other was $2,381 thousand in the first quarter of fiscal 2004, an increase of $1,049 thousand from the same period last year. The increase was primarily due to the accrual in the first quarter of fiscal 2004 of $0.9 million for the premium relating to the senior subordinated note which would have been payable in the event the note was not prepaid prior to December 31, 2003. As noted in “Note 10 — Subsequent Events,” on October 28, 2003, the Company announced that Allied had acquired the senior subordinated note from J.H. Whitney and waived many of the premiums that would have been due in the event that the note was not prepaid by December 31, 2003.

      The Company wrote off capitalized financing costs in the first quarter of fiscal 2003 associated with the Company’s debt restructuring in the amount of $500 thousand.

      The effective income tax rate in the first quarter of fiscal year 2004 was 39.0% compared to 34.5% in the same period last year. The lower effective income tax rate in the prior period is due to certain non-deductible expenses and a lower effective state income tax benefit rate.

Liquidity and Capital Resources

      As of September 30, 2003, the Company’s cash and cash equivalents were $3.5 million, an increase of $0.7 million as compared to a decrease of $1.6 million during last year’s first quarter.

      Cash provided by operating activities for the three month period ended September 30, 2003 was $2.2 million as compared to cash used for operating activities of $3.7 million in the first quarter of fiscal 2003. The change in operating assets and liabilities resulted in an increase of $0.1 as compared to a decrease of $6.2 million in the first quarter of fiscal 2003 which reflects a payment of $4.5 million for income taxes primarily due to the sale of the Bedford FBO late in fiscal 2002.

      During the first three months of fiscal 2004, the Company used $0.7 million in investing activities primarily due to additions to property, equipment and leaseholds of $1.2 million, offset by a $0.4 million reduction in notes receivable and other assets. This compared to cash provided from investing activities of $3.0 million during the first quarter of fiscal 2003 resulting from the reduction in restricted cash of $3.5 million established to pay for the estimated income tax obligation from the sale of the Bedford FBO partially offset by capital expenditures of $0.6 million. The Company’s financing activities resulted in a net cash outlay of $0.8 million during the first quarter primarily associated with the scheduled repayment of debt, essentially unchanged from last year.

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

      The Company’s senior secured credit facility (“Facility”) consists of up to $42.5 million in revolving and term loans. The term loan is currently for an amount equal to $11.0 million, while the revolving loan is for an amount not to exceed 85% of Eligible Accounts Receivable (as defined in the loan agreement), subject to certain limitations. The term loan is payable in $1.0 million installments each April 1 and October 1, beginning April 1, 2003 and in $0.5 million installments each July 1 and December 31, until paid in full. Amounts repaid under the term loan increase the maximum availability under the revolving loan. The Facility also provides for the issuance of certain letters of credit. The terms of the Facility require that the Company maintain a minimum availability on the revolving line of credit of $2.5 million. As of September 30, 2003, the Company had $3.9 million of availability on the revolving line of credit. The amount of available revolving credit line fluctuates on a daily basis dependent upon the amount of Eligible Receivables, the amount of letters of credit outstanding and the amount of outstanding cash borrowings against the revolving credit facility.

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

      On December 5, 2003, the Company and its lenders under the Senior Secured Credit Facility executed the Fifth Amendment to the Loan and Security Agreement and Forebearance Agreement (the “Forebearance Agreement”). Among other things, the Company requested the lenders and the lenders agreed to forebear from exercising their rights and remedies under the Senior Secured Credit Facility for the following events of default, as defined in the Loan and Security Agreement: (1) the Company’s failure to deliver its annual audited financial statements for the fiscal year 2003 within the prescribed time-frame allowed; (2) the formation of a subsidiary, Mercury Air Center — Long Beach, without the prior consent of the lenders; (3) the Company’s failure to deliver supplemental schedules to the J. H. Whitney as required under the terms of the $24 million Senior Secured 12% Note. The Forebearance Agreement states that the lenders agree, for a limited time, to forebear from exercising their rights and remedies under the Senior Secured Credit Facility with respect to the events of default noted above. The Company is currently in compliance with the terms and conditions of the Forebearance Agreement.

      On December 12, 2003, the Company entered into a settlement agreement (the “Hambro Settlement”) relating to litigation with J O Hambro Capital Management and certain of its affiliates and private clients (“J O Hambro”) whereby the Company issued three promissory notes for an aggregate principle amount of $3,586,000 (the “Hambro Notes”) in exchange for the following, among other things: (1) The release of certain claims by J O Hambro; (2) the Company’s agreement to dismiss litigation against J O Hambro;

(3) the Company’s agreement not to institute certain litigation against J O Hambro and certain other parties; (4) reimbursement of certain costs associated with the pending litigation and the defense preparation for anticipated litigation between the parties; and (5) the purchase of 343,600 shares of the Company’s common stock in exchange for the Hambro Notes. The Hambro Notes: 1) are subordinated to the Senior Secured Credit Facility and to the Senior Subordinated Note; 2) are due on the earlier of (a) March 31, 2006, provided that if the Senior Secured Credit Facility Matures on December 31, 2007 then such date shall be March 31, 2008 and (b) the ninetieth day following payment in full of the Senior Secured Credit Facility and the termination of commitments for the Senior Secured Lender to provide financing under the Senior Secured Credit Facility; and 3) bear and accrue interest at the rate of 12% per annum commencing on December 31, 2003 but will increase to 16% per annum for any amount of unpaid principal after June 30, 2004. During the second quarter of fiscal 2004, the Company will recognize as expense $1.8 million, which represents the consideration paid to J.O. Hambro in excess of the market value of such shares at that time.

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

Critical Accounting Policies

      Management’s beliefs regarding critical accounting policies have not changed significantly from those discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

      There has been no material change during the quarter ended September 30, 2003 from the disclosures regarding market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Based on evaluations as of September 30, 2003, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

      On May 1, 2002, Mercury received a Notice of Violation (“NOV”) for its Fort Wayne, Indiana facility alleging that Mercury’s Spill Prevention, Control and Countermeasure Plan (the “SPCC Plan”) did not meet certain federal regulatory guidelines. Specifically, the Environmental Protection Agency (“EPA”) alleged that Mercury’s SPCC Plan failed to provide for proper parking, secondary containment, and proper drainage of its refueler trucks. Mercury entered into discussions with the EPA and responded to the NOV. On January 29, 2003, the Company was notified of some deficiencies in its latest SPCC Plan and requested that Mercury submit a written response to its allegations within 30 days. On March 14, 2003, Mercury received a NOV from the United States Environmental Protection Agency, Region 5 (“EPA Region 5”) alleging certain deficiencies in the SPCC for its Fort Wayne, Indiana facility, submitted to the EPA Region 5 in November 2002. Mercury believes that it has resolved all deficiencies except for alleged deficiencies related to secondary containment for refueler trucks for its discrete fuel loading areas. Pursuant to an agreement detailed in a letter submitted to the EPA Region 5 on April 16, 2003, Mercury has been permitted to suspend modifications to its SPCC Plan regarding the installation of secondary containment for its refueler trucks, pending resolution of federal regulatory issues associated with secondary containment for such trucks. The EPA Region 5 has also extended national compliance with regulations related to discrete loading areas until August 17, 2004. In the opinion of management, the ultimate resolution of this matter is not expected to have a material effect on the Company’s consolidated financial statements.

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

      On November 26, 2003, Signature Flight Support Corporation filed a complaint against Mercury Air Centers, Inc. and Allied Capital Corporation alleging: (1) breach of contract and tortious Interference with contract against Allied; (2) interference with prospective economic advantage against Allied; and (3) unfair business practices against Mercury and Allied. The Company believes that the allegations are without merit and is in the process of preparing a response. The Company has agreed to indemnify Allied and its affiliates (including, without limitation, Air Centers after the closing of the FBO Sale), directors, officers, agents, employees and controlling persons from any liability, obligation, loss or expense to which Allied may become subject as a result of the complaint. In the opinion of management, the ultimate resolution of this complaint is not expected to have a material effect on the Company’s consolidated financial statements.

      On December 5, 2003, the Company terminated its Chief Operating Officer of Mercury Air Cargo. This former employee is claiming one year’s salary, (approximately $170,000), and other damages as a result of the termination. On December 31, 2003, he filed notice of demand for mediation.

      The Company is also a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on its consolidated financial statements. Reference is made to the Company’s Annual Report on Form 10-K for the period ended June 30, 2003 for additional litigation matter with respect to which no material developments have occurred in the current quarter.

Item 2.	Change in Securities

      None

Item 3.	Default Upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      None

Item 6.	Exhibits and Exhibit List

      (a) Exhibits and Reports on Form 8-K:

Exhibit
No.	Description

2.1	Agreement and Plan of Merger adopted January 9, 2001.(17)
2.2	Certificate of Merger.(17)
2.3	Stock Purchase Agreement Dated as of October 28, 2003. By and Among Allied Capital Corporation, Mercury Air Centers, Inc. and Mercury Air Group, Inc.(28)
3.1	Certificate of Incorporation.(17)
3.2	Amended and Restated Bylaws of Mercury Air Group, Inc. adopted December 7, 2002.(25)
3.3	Certificate of Designations of Series A 8% Cumulative Convertible Preferred Stock.(27)
4.1	Loan Agreement between California Economic Development Financing Authority and Mercury Air Group, Inc. relating to $19,000,000 California Economic Development Financing Authority Variable Rate Demand Airport Facilities Revenue Bonds, Series 1998 (Mercury Air Group, Inc. Project) dated as of April 1, 1998.(2)
4.2	Securities Purchase Agreement dated September 10, 1999 by and among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(12)
4.3	Amendment No. 1 dated as of September 30, 2000 by and between J.H. Whitney Mezzanine, L.P. and Mercury Air Group, Inc. to the Securities Agreement.(16)
4.4	Waiver and Consent Agreement dated as of December 29, 2000 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(17)
4.5	Waiver and Consent Agreement dated as of July 2, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(18)

Exhibit
No.	Description

4.6	Waiver Agreement dated as of September 25, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(18)
4.7	Amendment No. 2 dated as of September 30, 2001 by and between J.H. Whitney Mezzanine Fund, L.P. and Mercury Air Group, Inc. to the Securities Purchase Agreement.(19)
4.8	Waiver Agreement dated as of November 26, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine, L.P.(21)
4.9	Waiver Agreement dated as of December 21, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine, L.P.(21)
4.10	Waiver Agreement dated as of June 26, 2002 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine, L.P.(24)
4.11	Amendment No. 3 to Securities Purchase Agreement by and between Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P. dated as of December 30, 2002.(26)
4.12	Amended and Restated J.H. Whitney Mezzanine Fund, L.P. Warrant dated September 10, 1999.(26)
4.13	Amended and Restated J.H. Whitney Mezzanine Fund, L.P. Senior Subordinated Promissory Note dated September 10, 1999.(26)
4.14	Security Agreement by and between Mercury Air Group, Inc. and each of its subsidiaries hereto as Obligors and J.H. Whitney Mezzanine Fund, L.P. as the Lenders, dated as of December 30, 2002.(26)
4.15	Subordination Agreement among J.H. Whitney Mezzanine Fund, L.P. Foothill Capital Corporation, as Agent and Mercury Air Group, Inc. and certain of its subsidiaries signatory thereto, dated as of December 30, 2002.(26)
4.16	Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain subsidiaries signatory thereto, dated as of December 30, 2002.(26)
4.17	First Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its subsidiaries, dated March 12, 2003.(30)
4.18	Second Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its subsidiaries, dated March 31, 2003.(30)
4.19	Third Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its subsidiaries, dated July 16, 2003.(30)
4.20	Fourth Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its subsidiaries, dated August 1, 2003.(30)
4.21	Amendment No. 4 to Securities Purchase Agreement by and between Mercury Air Group, Inc. and Allied Capital Corporation, as Assignee of J.H. Whitney Mezzanine Fund, L.P. dated as of October 28, 2003(28)
4.22	Assignment of Note dated as of October 28, 2003 between Allied Capital Corporation and J.H. Whitney Mezzanine Fund, L.P.(28)
4.23	Second Amended and Restated Allied Capital Corporation 12% Senior Subordinated Promissory Note dated September 10, 1999(28)
4.24	Second Amended and Restated Allied Capital Corporation Warrant dated October 28, 2003(28)
4.25	Securities Purchase Agreement dated as of October 28, 2003 by and among J.H. Whitney Mezzanine Fund, L.P. and J.H. Whitney Mezzanine Debt Fund, L.P., Allied Capital Corporation and Mercury Air Group, Inc.(28)
4.26	Second Amended and Restated J.H. Whitney Mezzanine Fund, L.P. Warrant dated October 28, 2003(28)
10.1	Mercury Air Group, Inc.’s 1990 Long-Term Incentive Plan.(4)*
10.2	Mercury Air Group, Inc.’s 1990 Directors Stock Option Plan.(1)*

Exhibit
No.	Description

10.3	Memorandum Dated September 15, 1997 regarding Summary of Officer Life Insurance Policies with Benefits Payable to Officers or Their Designated Beneficiaries.(8)*
10.4	Non-Qualified Stock Option Agreement dated March 21, 1996, by and between Frederick H. Kopko and Mercury Air Group, Inc.(6)*
10.5	Mercury Air Group, Inc.’s 1998 Long-Term Incentive Plan.(10)*
10.6	Mercury Air Group, Inc.’s 1998 Directors Stock Option Plan.(10)*
10.7	Revolving Credit and Term Loan Agreement dated as of March 2, 1999 by and among Mercury Air Group, Inc., The Banks listed on Schedule 1 thereto, and The Fleet National Bank f/k/a BankBoston, N.A., as Agent.(11)
10.8	First Amendment to Revolving Credit and Term Loan Agreement dated as of September 10, 1999.(14)
10.9	Second Amendment to Revolving Credit and Term Loan Agreement dated as of March 31, 2000.(14)
10.10	Third Amendment, Waiver and Consent to Revolving Credit and Term Loan Agreement dated as of August 11, 2000.(14)
10.11	The Company’s 401(k) Plan consisting of CNA Trust Corporation. Regional Prototype Defined Contribution Plan and Trust and Adoption Agreement.(14)*
10.12	Employment Agreement dated July 31, 2000 between the Company and Dr. Philip J. Fagan.(15)*
10.13	Fourth Amendment to Revolving Credit and Term Loan Agreement dated as of November 14, 2000.(16)
10.14	Amendment No. 1 to Mercury Air Group, Inc. 1998 Long-Term Incentive Option Plan as of August 22, 2000.(16)*
10.15	Amendment No. 1 to Mercury Air Group, Inc. 1998 Directors Stock Option Plan as of August 22, 2000.(16)*
10.16	Limited Waiver letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 21, 2001.(18)
10.17	Fifth Amendment to Revolving Credit and Term loan Agreement dated as of September 21, 2001.(18)
10.18	Limited Consent letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 30, 2001.(19)
10.20	Limited waiver and Consent to Revolving Credit and Term Loan Agreement dated as of December 31, 2001.(21)
10.21	2002 Management Stock Purchase Plan.(22)
10.22	Amended and Restated Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Joseph A. Czyzyk.(22)*
10.23	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Wayne J. Lovett(22)*
10.24	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and John Enticknap(22)*
10.25	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Mark Coleman(22)*
10.26	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Steven S. Antonoff(22)*
10.27	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Robert Schlax(22)*

Exhibit
No.	Description

10.28	Limited waiver and Consent to Revolving Credit and Term Loan Agreement dated as of June 27, 2002.(24)
10.29	Sale-Leaseback agreement made by and between CFK Realty Partners, LLC and Mercury Air Group, Inc. dated December 15, 2001.(24)
10.30	Amendment to Sale-Leaseback agreement made by and between CFK Realty Partners, LLC and Mercury Air Group, Inc.(24)
10.31	Promissory Note by CFK Partners, LLC in favor of Mercury Air Group, Inc.(24)
10.32	Limited Waiver and Consent to Revolving Credit and Term Loan Agreement dated as June 27, 2002.(24)
10.33	Amendment No. 1 to Amended and Restated Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Joseph A. Czyzyk.*(24)
10.34	Lease dated December 31, 2001 by and between CFK Realty Partners, LLC. and Mercury Air Group, Inc.(30)
10.35	Settlement Agreement dated December 12, 2003 by and among (i) J O Hambro Capital Management Group Limited, (ii) J O Hambro Capital Management Limited, (iii) American Opportunity Trust PLC, (iv) The Trident North Atlantic Fund, and (v) Mercury Air Group, Inc.(29)
21.1	Subsidiaries of Registrant.(30)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
99.1	Partnership Agreement dated as of July 27, 2000 of CFK Partners by and among Philip J. Fagan, M.D., Frederick H. Kopko, Jr. and Joseph A. Czyzyk.(13)

*	Denotes managements’ contract or compensation plan or arrangement.

(1)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 10, 1993 Annual Meeting of Stockholders and is incorporated herein by reference.

(2)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and are incorporated herein by reference.

(3)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-39044 on Form S-2 and are incorporated herein by reference.

(4)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 2, 1992 Annual Meeting of Stockholders.

(5)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-65085 on Form S-1 and are incorporated herein by reference.

(6)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and are incorporated herein by reference.

(7)	All such documents were previously filed as Exhibits to the Company’s Report on Form 8-K filed September 13, 1996 and are incorporated herein by reference.

(8)	Such document was previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997 and is incorporated herein by reference.

(9)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and are incorporated herein by reference.

(10)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 3, 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

(11)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and are incorporated herein by reference.

(12)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 and are incorporated herein by reference.

(13)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on August 11, 2000 and is incorporated herein by reference.

(14)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and is incorporated herein by reference.

(15)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and are incorporated herein by reference.

(16)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and are incorporated herein by reference.

(17)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and are incorporated herein by reference.

(18)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and are incorporated herein by reference.

(19)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and are incorporated herein by reference.

(20)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the November 7, 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

(21)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and are incorporated herein by reference.

(22)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on June 5, 2002 and is incorporated herein by reference.

(23)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on July 11, 2002 and is incorporated herein by reference.

(24)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and are incorporated herein by reference.

(25)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on December 7, 2002 and is incorporated herein by reference.

(26)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on December 30, 2002 and is incorporated herein by reference.

(27)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and are incorporated herein by reference.

(28)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on October 28, 2003 and is incorporated herein by reference.

(29)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on December 12, 2003 and is incorporated herein by reference.

(30)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 and are incorporated herein by reference.

      (b) Reports on Form 8-K:

      A Form 8-K was filed dated September 30, 2003 reporting on Item 5, Other Events and Regulation FD Disclosure as to preliminary operational results for the three and twelve-month periods ended June 30, 2003. An amended report on Form 8-K was filed on November 19, 2003, amending the previous 8-K to report the operational results on Item 12.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY AIR GROUP, INC.
Registrant

/s/ JOSEPH CZYZYK

Joseph Czyzyk
Chief Executive Officer

/s/ ROBERT SCHLAX

Robert Schlax
Chief Financial Officer
(Principal Financial Officer)

Date: January 12, 2004