Form 10-Q
period 2003-12-31
MERCURY AIR GROUP INC
filed 2004-02-17
CIK 52532

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2003	2003

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,387,000	$2,802,000
Trade accounts receivable, net of allowance for doubtful accounts of $2,054,000 and $2,006,000 at December 31 and June 30, 2003, respectively	52,036,000	46,753,000
Inventories, principally aviation fuel	4,034,000	4,422,000
Prepaid expenses and other current assets	5,276,000	5,241,000
Deferred income taxes	1,339,000	901,000

Total current assets	66,072,000	60,119,000
PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated depreciation and amortization of $64,829,000 and $61,061,000 at December 31 and June 30, 2003, respectively	57,649,000	58,844,000
NOTES RECEIVABLE, net of allowance for doubtful accounts of $457,000 and $509,000 at December 31 and June 30, 2003, respectively	1,239,000	1,815,000
DEFERRED INCOME TAXES	2,847,000	2,284,000
GOODWILL	4,389,000	4,389,000
OTHER INTANGIBLE ASSETS, NET	883,000	1,033,000
OTHER ASSETS, NET	3,937,000	4,471,000

TOTAL ASSETS	$137,016,000	$132,955,000

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,349,000	$34,677,000
Accrued expenses and other current liabilities	12,334,000	9,554,000
Current portion of long-term debt	4,143,000	4,194,000

Total current liabilities	53,826,000	48,425,000
LONG-TERM DEBT	23,273,000	25,501,000
SENIOR SUBORDINATED NOTE	23,533,000	23,445,000
SUBORDINATED NOTE	3,586,000
OTHER LONG TERM LIABILITIES	1,265,000	608,000
DEFERRED RENT	1,571,000	1,885,000
MINORITY INTEREST	195,000	180,000

Total liabilities	107,249,000	100,044,000
COMMITMENTS AND CONTINGENCIES (Note 5)
MANDATORILY REDEEMABLE PREFERRED STOCK, Series A — $0.01 par value; 1,000,000 shares authorized; 462,627 shares outstanding at December 31 and June 30, 2003	500,000	481,000
STOCKHOLDERS’ EQUITY:
Preferred Stock — $0.01 par value; authorized 2,000,000 shares; no shares outstanding
Common Stock — $0.01 par value; authorized 18,000,000 shares; 2,954,818 and 3,293,568 shares outstanding at December 31 and June 30, 2003, respectively	30,000	33,000
Additional paid-in capital	20,726,000	22,496,000
Retained earnings	12,181,000	14,018,000
Accumulated other comprehensive income (loss)	62,000	(86,000)
Notes receivable from officers	(3,732,000)	(4,031,000)

Total stockholders’ equity	29,267,000	32,430,000

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$137,016,000	$132,955,000

See accompanying notes to consolidated financial statements.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended		Three Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Sales and revenues:
Sales	$167,865,000	$175,336,000	$89,289,000	$89,886,000
Service revenues	47,035,000	46,521,000	24,598,000	24,076,000

Total sales and revenues	214,900,000	221,857,000	113,887,000	113,962,000

Costs and expenses:
Cost of sales	147,585,000	156,247,000	78,599,000	80,213,000
Operating expenses	53,688,000	52,772,000	28,376,000	26,861,000

Total costs and expenses	201,273,000	209,019,000	106,975,000	107,074,000

Gross margin (excluding depreciation and amortization)	13,627,000	12,838,000	6,912,000	6,888,000

Expenses (income):
Selling, general and administrative	5,040,000	5,241,000	2,765,000	2,651,000
Provision for bad debts	60,000	759,000	(323,000)	407,000
Depreciation and amortization	4,279,000	4,049,000	2,108,000	1,998,000
Interest expense	4,525,000	2,915,000	1,931,000	1,533,000
Hambro settlement costs	1,799,000		1,799,000
Debt extinguishment costs		1,733,000		1,208,000
Interest income	(245,000)	(50,000)	(32,000)

Total expenses (income)	15,458,000	14,647,000	8,248,000	7,797,000

Loss before income tax provision (benefit)	(1,831,000)	(1,809,000)	(1,336,000)	(909,000)
Income tax provision (benefit)	(12,000)	(624,000)	181,000	(313,000)

Net loss	$(1,819,000)	$(1,185,000)	$(1,517,000)	$(596,000)

Accrued preferred stock dividends	(19,000)		(9,000)
Net loss applicable to common stockholders	$(1,838,000)	$(1,185,000)	$(1,526,000)	$(596,000)

Net loss per common share:
Basic:	$(0.56)	$(0.37)	$(0.47)	$(0.18)

Diluted:	$(0.56)	$(0.37)	$(0.47)	$(0.18)

See accompanying notes to consolidated financial statements.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,

	2003	2002

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,819,000)	$(1,185,000)
Adjustments to derive cash flow from operating activities:
Bad debt expense	60,000	759,000
Depreciation and amortization	4,279,000	4,049,000
Deferred income taxes	(1,001,000)	3,000
Deferred rent	(314,000)	257,000
Compensation expense related to remeasurement of stock options		318,000
Executive loan amortization	194,000	202,000
Write-down of note receivable from officer	105,000
Hambro settlement costs	1,799,000
Amortization of senior subordinated note discount	88,000	176,000
Loss (gain) on retirement of assets	(1,000)	27,000
Write-off of deferred financing costs		1,733,000
Minority interest	15,000
Changes in operating assets and liabilities:
Trade and other accounts receivable	(5,343,000)	(5,151,000)
Inventories	388,000	(998,000)
Prepaid expenses and other current assets	(35,000)	(123,000)
Accounts payable	2,672,000	76,000
Accrued expenses and other current liabilities	3,437,000	(1,866,000)

Net cash provided by (used in) operating activities	4,524,000	(1,345,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash		3,780,000
Decrease (increase) in other assets	252,000	(1,164,000)
Decrease in notes receivable	576,000	86,000
Proceeds from sale of property	9,000	35,000
Additions to property, equipment and leaseholds	(2,638,000)	(3,551,000)

Net cash used in investing activities	(1,801,000)	(814,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in debt instruments	(2,278,000)	800,000
Early retirement of debt		(13,285,000)
Proceeds from refinancing		16,923,000
Capitalization of deferred financing costs		(3,351,000)
Repurchase of common stock		(370,000)
Proceeds from issuance of preferred stock		259,000
Proceeds from exercise of stock options	14,000	58,000

Net cash provided by (used in) financing activities	(2,264,000)	1,034,000

Effect of exchange rate changes on cash	126,000	(45,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	585,000	(1,170,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,802,000	5,565,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,387,000	$4,395,000

CASH PAID DURING THE PERIOD FOR:
Interest	$2,952,000	$2,630,000
Income taxes	$726,000	$4,670,000

See accompanying notes to consolidated financial statements.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
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

     On October 28, 2003, the Company announced that it had entered into a definitive agreement, subject to the Company’s stockholders’ approval, completion of due diligence, and regulatory agencies’ approvals and consents, to sell 100% of the outstanding common stock of Air Centers to Allied Capital Corporation (“Allied”) for $70 million, subject to adjustments (the “FBO Sale”). In accordance with the terms of the definitive agreement, as amended, closing of this transaction is to occur on or before May 14, 2004. The Company currently expects to close the FBO Sale either late in the Company’s third quarter or early in the Company’s fourth quarter of fiscal 2004.

Risks and Uncertainties

     On October 28, 2003 the Company announced that it had entered into a definitive agreement for Allied to purchase 100% of the outstanding common stock of Air Centers from the Company, subject to, among other things, the Company’s stockholders’ approval, completion of due diligence and regulatory agency approvals (the “Definitive Agreement”). The purchase price for the Air Centers is $70 million, subject to adjustment for, among other things, working capital and for certain FBO capital expenditures made by the Company. At the close of the FBO Sale, $8.3 million from the sale proceeds will be deposited into an escrow account pending the award of a new lease for the FBO located at Atlanta’s Hartsfield International Airport. In accordance with the terms of the Definitive Agreement the closing date for the FBO Sale was to be December 31, 2003 with Allied having the right to extend the closing date through March 31, 2004. On December 5, 2003, the Company and its lenders under the Senior Secured Credit Facility (the “Lenders”) executed the Fifth Amendment to the Loan and Security Agreement and Forebearance Agreement (the “Forebearance Agreement”), which was amended on February 16, 2004. Among other things, the Company requested the Lenders and the Lenders agreed to forebear from exercising their rights and remedies under the Senior Secured Credit Facility for the following events of default, as defined in the Loan and Security Agreement: (1) the Company’s failure to deliver its annual audited financial statements for fiscal year 2003 within the prescribed time-frame allowed; (2) the formation of a subsidiary, Mercury Air Center - Long Beach, without the prior consent of the lenders; (3) the Company’s failure to deliver supplemental schedules to J. H. Whitney as required under the terms of the $24 million Senior Secured 12% Note; and (4) the Company’s failure to achieve the EBITDA financial covenant for the twelve month period ended December 31, 2003. The Forebearance Agreement, as amended, states that the Lenders agree, for a limited time but no later than April 14, 2004, to forebear from exercising their rights and remedies under the Senior Secured Credit Facility with respect to the events of default noted above. The Company and Allied have amended the Definitive Agreement whereby the closing date of the FBO Sale is to occur on or before May 14, 2004. If the FBO Sale does not close by April 14, 2004, the Company and the Lenders will need to amend the FBO Sale closing date in the Forebearance Agreement or the Lenders would have the right to exercise their rights and remedies under the Senior Secured Credit Facility with respect to the events of default noted above.

     On January 20, 2004, the Los Angeles World Airports (“LAWA”) Board of Commissioners approved a rental increase for one of Air Cargo’s warehouse facilities located at Los Angeles International Airport (the “Avion Warehouse”) that is effective retroactive to June 18, 2001. The monthly rent will increase to $251,000, an increase of $64,000, or 25.4%, from the previous monthly rent of $187,000. The total amount of the retroactive portion of the rental increase from June 18, 2001 to January 31, 2004 is $2,002,000 (the “Retroactive Increase”), which will be partially offset by recoverable retroactive sublease rental income of $850,000. The provisions of the rental increase allow for the Retroactive Increase to be paid by the Company in monthly installments of $75,000, including interest, over the remaining term of the lease, which is due to expire on June 17, 2006. As of December 31, 2003, the Company has accrued $1,143,000 for the Retroactive Increase. Of this amount, $113,000 was recorded in each of the Company’s first two quarters of fiscal 2004.

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

New Accounting Pronouncements

     On April 30, 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of this statement are generally effective for contracts entered into or modified after June 30, 2003. The Company adopted SFAS No.149 on July 1, 2003 with no material impact on the Company’s consolidated financial statements.

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires classification of financial instruments within its scope as a liability, including financial instruments issued in the form of shares that are mandatorily redeemable, because those financial instruments are deemed to be, in essence, obligations of the issuer. SFAS No. 150 is effective for the Company for the interim period ending March 31, 2004. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

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

	Six Months Ended		Three Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net loss, as reported	$(1,819,000)	$(1,185,000)	$(1,517,000)	$(596,000)
Add stock-based employee compensation expense included in net loss, net of tax	123,000	340,000	61,000	66,000
Less total stock based employee compensation determined under the fair value based method for all awards, net of tax	(59,000)	(285,000)	(27,000)	(87,000)

Pro forma net loss	$(1,755,000)	$(1,130,000)	$(1,483,000)	$(617,000)

Basic net loss per share — as reported	$(0.56)	$(0.37)	$(0.47)	$(0.18)
Basic net loss per share — pro forma	$(0.54)	$(0.35)	$(0.46)	$(0.19)
Diluted net loss per share — as reported	$(0.56)	$(0.37)	$(0.47)	$(0.18)
Diluted net loss per share — pro forma	$(0.54)	$(0.35)	$(0.46)	$(0.19)

Note 3 — Bad Debt Expense

     During the second quarter of fiscal 2004, the Company reversed previously established bad debt reserves as a result of better than expected customers collections experience over the past three quarters. This reversal resulted in a reduction of bad debt expense of $323,000 for the second quarter of fiscal 2004 and a provision for bad debt expense of $60,000 for the first six months of fiscal 2004.

Note 4 — Income Taxes

     Income taxes have been computed based on the estimated annual effective income tax rates for the respective periods. The following is a reconciliation of the federal statutory rate to the Company’s effective tax rate on pretax loss:

	Six Months Ended		Three Months Ended

	December 31,		December 31,

	2003	2002	2003	2002

Federal tax (benefit) at statutory rate	(34.0%)	(34.0%)	(34.0%)	(34.0%)
State income tax benefit, net of federal income tax	(5.0)	(2.7)	(5.0)	(2.7)
Non-deductible Hambro settlement costs	38.3		52.5
Non-deductible expenses, other		1.9		1.9
Other, net		0.3		0.3

Effective income tax rate	(0.7%)	(34.5%)	13.5%	(34.5%)

     The Hambro settlement costs of $1,799,000 recognized by the Company in the second quarter of fiscal 2004 is not deductible in the determination of taxable income resulting in a permanent book to tax difference. The difference results in an increase in the income tax provision of $702,000 for the three and six month periods ended December 31, 2003.

Note 5 — Litigation

     The Company is a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on its consolidated financial statements. Reference is made to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 for additional legal matters with respect to which no material developments have occurred in the current quarter.

Note 6 — Debt

     On December 30, 2002, the Company entered into a loan and security agreement (“the Facility”), refinancing its senior secured credit facilities with Foothill Capital Corporation (“Foothill”), a division of Wells Fargo Bank, for a five-year term.

     The Facility provides a total of up to $42.5 million in revolving and term loans. The term loan is for an amount equal to $12.5 million, while the revolving loan is for an amount not to exceed 85% of Eligible Accounts Receivable (as defined in the loan agreement), subject to certain limitations. The term loan is payable in $1.0 million installments each April 1 and October 1 and in $0.5 million installments each July 1 and December 31, until paid in full. Amounts repaid under the term loan increase the maximum availability under the revolving loan. The Facility also provides for the issuance of certain letters of credit. The terms of the Facility requires that the Company maintain a minimum availability on the revolving line of credit of $2.5 million. As of December 31, 2003, the Company had $7.1 million of availability on the revolving line of credit. The amount of the available revolving credit line fluctuates on a daily basis dependent upon the amount of Eligible Receivables and the amount of letters of credit outstanding and the amount of outstanding cash borrowings against the revolving credit facility.

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

     On December 5, 2003, as amended on February 16, 2004, the Company and its lenders under the Senior Secured Credit Facility executed the Fifth Amendment to the Loan and Security Agreement and Forebearance Agreement (the “Forebearance Agreement”). Among other things, the Company requested the lenders and the lenders agreed to forebear from exercising their rights and remedies under the Senior Secured Credit Facility for the following events of default, as defined in the Loan and Security Agreement: (1) the Company’s failure to deliver its annual audited financial statements for fiscal 2003 within the prescribed time-frame allowed; (2) the formation of a subsidiary, Mercury Air Center — Long Beach, without the prior consent of the lenders; (3) the Company’s failure to deliver supplemental schedules to J. H. Whitney as required under the terms of the $24 million Senior Secured 12% Note; and (4) the Company’s failure to achieve the EBITDA financial covenant for the twelve month period ended December 31, 2003. The Forebearance Agreement, as amended, states that the lenders agree, for a limited time but no later than April 14, 2004, to forebear from exercising their rights and remedies under the Senior Secured Credit Facility with respect to the events of default noted above. The Company and Allied have amended the Definitive Agreement whereby the closing date of the FBO Sale is now on a date on or prior to May 14, 2004. If the FBO Sale does not close by April 14, 2004, the Company and the Lenders will need to amend the FBO Sale closing date in the Forebearance Agreement or the Lenders would have the right to exercise their rights and remedies under the Senior Credit Facility with respect to the events of default noted above.

     On October 28, 2003, Allied acquired the $24 million Senior Subordinated 12% Note (the “Note”), as amended on December 30, 2002 from J. H. Whitney Co. Mezzanine Fund and waived certain provisions of the Note, which would have required the Company to provide the Noteholder with the following: 1) if the principal amount outstanding on the Note was not prepaid in full by December 31, 2003, the Noteholder would have been entitled to warrants to acquire from the Company, for a nominal amount, 5% of the then outstanding shares of the Company’s common stock and 2) if the principal amount outstanding on the Note exceeded $12 million on December 31, 2003 the Noteholder would have been entitled to: a) a second set of warrants to acquire from the Company, for a nominal amount, 5% of the then outstanding shares of the Company’s common stock and b) an additional Note in the original principal amount of $5 million. The Note, subordinated to the Facility, is collateralized by the Company’s assets. Interest on the Note is due and payable at the end of each calendar quarter and, effective January 2004 and continuing through June 2004, the interest rate will increase by 1% per month up to a maximum total interest rate of 18% with the amount of interest in excess of 12% being added to the principal of the Note at the end of each calendar month. The Note matures on December 31, 2005.

     The Note contains covenants that, among other matters, limit senior indebtedness, the payment of dividends, and limits the disposition of assets and the maintenance of certain financial measurements including EBITDA requirements and limits on capital expenditures.

     On December 12, 2003, the Company issued three promissory notes for an aggregate principal amount of $3,586,000 (the “Hambro Notes”). The Hambro Notes, subordinated to the Facility and the Note, accrue interest at the rate of 12% per annum increasing to 16% per annum for any amount of unpaid principal after June 30, 2004. The Hambro Notes mature at the earlier of (1) the ninetieth day following payment in full of the Facility and the termination of commitments for the Lenders to provide financing under the Facility or (2) March 31, 2006, provided that if the Facility matures on December 31, 2007 then such date shall be March 31, 2008.

Note 7 — Hambro Settlement Costs

     On December 12, 2003, the Company entered into a settlement agreement (the “Hambro Settlement”) relating to litigation with J O Hambro Capital Management and certain of its affiliates and private clients (collectively “J O Hambro”) whereby the Company issued three promissory notes for an aggregate principle amount of $3,586,000 (the “Hambro Notes”) in exchange for the following, among other things: (1) the release of certain claims by J O Hambro; (2) the Company’s agreement to dismiss litigation against J O Hambro; (3) the Company’s agreement not to institute certain litigation against J O Hambro and certain other parties; (4) reimbursement of certain costs associated with the pending litigation and the defense preparation for anticipated litigation between the parties; and (5) the purchase of 343,600 shares of the Company’s common stock in exchange for the Hambro Notes. The settlement cost of $1,799,000 recognized in the second quarter of fiscal 2004 represents the difference between the face value of the Hambro Notes and the trading value of the shares of common stock acquired by the Company on the day of the Hambro Settlement.

Note 8 — Net Income (Loss) Per Share

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

	Six Months Ended				Three Months Ended

	December 31, 2003		December 31, 2002		December 31, 2003		December 31, 2002

	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic

Weighted average number of common shares outstanding during the period	3,283,385	3,283,385	3,237,500	3,237,500	3,268,211	3,268,211	3,243,000	3,243,000
Common share equivalents resulting from the assumed exercise of stock options	—	—	—	—	—	—	—	—

Weighted average number of common and common equivalent shares outstanding during the period	3,283,385	3,283,385	3,237,500	3,237,500	3,268,211	3,268,211	3,243,000	3,243,000

Note 9 — Segment Reporting

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

				Government	Corporate
		Fixed Base	Cargo	Contract	or
	Fuel Sales	Operations	Operations	Services	Unallocated	Total

	(Dollars in Thousands)
Quarter Ended December 31, 2003
Sales and revenues	$74,901	$23,450	$10,683	$5,915	$(1,062)	$113,887
Gross margin	1,874	3,084	523	1,431		6,912
Depreciation and amortization	119	1,319	459	79	132	2,108
Capital expenditures	2	1,349	26	89	12	1,478
Segment assets	29,788	59,864	18,979	10,489	17,896	137,016
Quarter Ended December 31, 2002
Sales and revenues	$75,041	$23,882	$9,154	$6,314	$(429)	$113,962
Gross margin	1,451	2,941	1,300	1,196		6,888
Depreciation and amortization	54	1,328	546	90	(20)	1,998
Capital expenditures	6	2,652			283	2,941
Segment assets	34,346	60,244	16,241	11,564	16,515	138,910
Six Months Ended December 31, 2003
Sales and revenues	$139,890	$45,983	$19,577	$11,742	$(2,292)	$214,900
Gross margin	3,300	6,288	1,296	2,743		13,627
Depreciation and amortization	234	2,699	917	160	269	4,279
Capital expenditures	639	1,834	38	106	21	2,638
Segment assets	29,788	59,864	18,979	10,489	17,896	137,016
Six Months Ended December 31, 2002
Sales and revenues	$145,614	$47,708	$16,444	$12,520	$(429)	$221,857
Gross margin	3,071	5,914	1,704	2,149		12,838
Depreciation and amortization	108	2,581	1,092	181	87	4,049
Capital expenditures	6	3,176	65		304	3,551
Segment assets	34,346	60,244	16,241	11,564	16,515	138,910

     Gross margin is used as the measure of profit and loss for segment reporting purposes as it is viewed by key decision makers as the principal operating indicator in measuring segment profitability. The key decision makers also view bad debt expense as an important measure of profit and loss. The predominant component of bad debt expense relates to Fuel Sales. Bad debt expense (benefit) for Fuel Sales was approximately $(519,000) and $339,000 for the quarters ended December 31, 2003 and 2002, respectively; total bad debt expense (benefit) was $(323,000) and $407,000 in the quarters ended December 31, 2003 and 2002, respectively. Bad debt (benefit) expense for Fuel Sales was approximately $(180,000) and $632,000 for the six month periods ended December 31, 2003 and 2002, respectively; total bad debt expense was $60,000 and $759,000 for the six month periods ended December 31, 2003 and 2002, respectively.

Note 10 — Comprehensive Loss

     Comprehensive loss is summarized as follows:

	Six Months Ended		Three Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net loss	$(1,819,000)	$(1,185,000)	$(1,517,000)	$(596,000)
Foreign currency translation adjustment	148,000	(45,000)	140,000	(6,000)

Comprehensive loss	$(1,671,000)	$(1,230,000)	$(1,377,000)	$(602,000)

Note 11 — Related Party Transactions

     CFK Partners and CFK Realty Partners, LLC are entities consisting of three of the Company’s directors, one of whom also serves as the Company’s Chief Executive Officer and another who serves as Chairman of the Board and another who serves as outside counsel on various general corporate legal matters. In addition, CFK Partners also owns approximately 24.5% of the Company’s issued and outstanding common and preferred stock.

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

     The Company and its Chairman (collectively, the “Members”) each own an equity interest in MercMed LLC (“MercMed”) of 64.94% and 35.06%, respectively. Accordingly, MercMed has been included in the Company’s consolidated financial statements and the liability to the minority interest has also been reflected in the consolidated balance sheets. Minority interest on the Company’s consolidated balance sheet represents the minority member’s equity in MercMed. MercMed was formed for the purpose of owning and operating an aircraft for the Members. On March 27, 2003, MercMed obtained new financing for the aircraft which is a 15-year loan with the interest rate being fixed for the initial 36-month period. At the end of the initial 36-month period, the interest rate will be reviewed and fixed at the then Federal Home Loan Bank’s regular three-year interest rate plus 275 basis points. Each of the Members are guarantors of this note. The outstanding principal amount of the loan as of December 31, 2003 was $683,000.

     The Company uses the services of the legal firm McBreen and Kopko (the “Firm”) for various general corporate legal matters. Mr. Frederick H. Kopko, Jr., a partner of the Firm, is a member of the Company’s Board of Directors and is a partner with CFK Partners. For the six month periods ended December 31, 2003 and 2002, the Company paid the Firm $481,000 and $215,000, respectively, for legal services rendered. For the three month periods ended December 31, 2003 and 2002, the Company paid the Firm $339,000 and $81,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations — Comparison of the three months ended December 31, 2003 and December 31, 2002 and comparison of the six months ended December 31, 2003 and December 31, 2002.

     The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company’s four operating units, as well as selected other financial statement data.

	Six Months Ended December 31,				Three Months Ended December 31,

	2003		2002		2003		2002

		% of		% of		% of		% of
		Total		Total		Total		Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

	($ in thousands)
Revenues:
Fuel sales	$139,890	65.1%	$145,614	65.6%	$74,901	65.7%	75,041	65.9%
FBOs	45,983	21.4	47,708	21.5	23,450	20.6	23,882	21.0
Cargo operations	19,577	9.1	16,444	7.4	10,683	9.4	9,154	8.0
Government contract services	11,742	5.5	12,520	5.6	5,915	5.2	6,314	5.5
Intercompany eliminations (2)	(2,292)	(1.1)	(429)	(0.1)	(1,062)	(0.9)	(429)	(0.4)

Total Revenue	$214,900	100.0%	$221,857	100.0%	$113,887	100.0%	113,962	100.0%

		% of		% of		% of		% of
		Unit		Unit		Unit		Unit
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Gross Margin(1):
Fuel sales	$3,300	2.4%	$3,071	2.1%	$1,874	2.5%	$1,451	1.9%
FBOs	6,288	13.7	5,914	12.4	3,084	13.2	2,941	12.3
Cargo operations	1,296	6.6	1,704	10.4	523	4.9	1,300	14.2
Government contract services	2,743	23.4	2,149	17.2	1,431	24.2	1,196	18.9

Total Gross Margin	$13,627	6.3%	$12,838	5.8%	$6,912	6.1%	$6,888	6.0%

		% of		% of		% of		% of
		Total		Total		Total		Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Selling, general and administrative	$5,040	2.3%	$5,241	2.4%	$2,765	2.4%	$2,651	2.3%
Provision for bad debts	60	0.0	759	0.3	(323)	(0.3)	407	0.4
Depreciation and amortization	4,279	2.0	4,049	1.8	2,108	1.9	1,998	1.8
Interest expense and other	4,280	2.0	2,865	1.3	1,899	1.7	1,533	1.3
Hambro settlement costs	1,799	1.0			1,799	1.6
Debt extinguishment costs			1,733	0.7			1,208	1.1

Loss before income tax provision (benefit)	(1,831)	(1.0)	(1,809)	(0.8)	(1,336)	(1.2)	(909)	(0.8)
Income tax provision (benefit)	(12)	(1.0)%	(624)	(0.3)	181	(0.1)	(313)	(0.3)

Net loss	(1,819)	(1.0)%	(1,185)	(0.5)%	(1,517)	(1.3)%	(596)	(0.5)%

Accrued preferred stock dividends	(19)	(0.0)%			(9)	(0.0)%

Net loss applicable to common stockholders	$(1,838)	(1.0)%	$(1,185)	(0.5)%	$(1,526)	(1.3)%	$(596)	(0.5)%

(1)	Gross margin as used here and throughout Management’s Discussion includes certain selling, general and administrative costs which are charged directly to the operating units, but excludes depreciation and amortization expenses and selling, general and administrative expense.

Three Months Ended December 31, 2003 Compared to December 31, 2002

     Revenue for the Company in the second quarter of fiscal 2004 was $113,887 thousand, which is virtually unchanged from revenue of $113,962 thousand reported for the second quarter of fiscal 2003. Gross margin increased by 0.4% to $6,912 thousand in the second quarter of fiscal 2004 from $6,888 thousand reported in the second quarter of fiscal 2003. The increase in gross margin reflected improved performances as discussed below at the Company’s Fuel Sales, Air Centers, and Maytag Government Contract Services Operations segments off set by a decline in the Air Cargo Operating Segment.

     MercFuel, the Company’s fuel sales business, generated revenue of $74,901 thousand in the current period, a decrease of $140 thousand or 1.9% from last year’s revenue of $75,041 thousand. The decrease in revenue was primarily due to lower sales volume offset by higher average fuel sales prices. Fuel sales volume was 70.8 million gallons in the second quarter of fiscal 2004, a decrease of 7.3 million gallons from the same period of fiscal 2003 resulting in a reduction in sales revenue of $7.0 million. The decline in sales volume is due to the cessation of business by National Airlines, Inc. (“National”), a customer of MercFuel since May 1999, on November 6, 2002. Sales volume to National in the second quarter of fiscal 2003 was 8.0 million gallons providing revenue of $7.2 million. Excluding the sales volume to National from MercFuel’s total sales volume in the second quarter of fiscal 2003, second quarter 2004 sales volume increased 0.7 million gallons, or 1.0%, from last year. The average sales price in the second quarter of fiscal 2004 was $1.057 per gallon, an increase of $0.097 per gallon from the same period of last year resulting in an increase in revenue of $6.8 million due to higher average sales prices. The higher average sales price is due to higher worldwide petroleum prices. MercFuel’s revenues represented 65.7% of the Company’s total revenue in the current period compared to 65.9% of the Company’s total revenue in the comparable prior year quarter. MercFuel’s gross margin from fuel sales was $1,874 thousand, or $0.043 per gallon, in the current period compared with $1,421 thousand, or $0.035 per gallon, in the same period last year. The increase in gross margin was primarily due to higher realized margins for fuel sales in the Commercial Airline market, where the average margin per gallon increased to $0.038 per gallon in the second quarter of fiscal 2004 from $0.028 per gallon last year.

     The Company’s Air Centers business segment had revenue of $23,450 thousand in the second quarter of fiscal year 2004, a decrease of $432 thousand or 1.8% from last year’s second quarter revenue of $23,882 thousand. The revenue decrease was mainly due to lower revenue of $0.5 million in maintenance activities in the Air Center operations. The Air Centers’ aviation fuel sales volume in the second quarter of fiscal 2004 was 8.0 million gallons with an average sales price of $1.94 per gallon as compared to last year’s second quarter sales volume of 8.4 million gallons with an average sales price of $1.82 per gallon. The higher average sales price was mainly due to higher worldwide petroleum prices. Air Centers’ gross margin increased by $143 thousand or 4.9% in the current period to $3,084 thousand from $2,941 thousand due to lower expenses of $146 thousand resulting from the Company’s cost reduction initiatives in fiscal 2003.

     The Company’s Air Cargo operations had revenue of $10,683 thousand in the second quarter of fiscal 2004, an increase of $1,529 thousand or 16.7% from revenue of $9,154 thousand in the second quarter of fiscal 2003. The increase in revenue is mainly due to improvements in cargo management of $0.1 million and cargo marketing services of $2.0 million offset by a decline in cargo handling of $0.5 million. The increase in cargo marketing services represents increased activity generated by the Mercury World Cargo division, which sells Cargo capacity under Mercury’s own airway bill. Gross margin from Air Cargo operations in the current period decreased by $777 thousand, or 59.8%, to $523 thousand from $1,300 thousand in the year ago period due primarily to the accrual of employee severance costs of $0.3 million in the second quarter of fiscal 2004.

     The Company’s Government Contract Services segment had revenue of $5,915 thousand in the second quarter of fiscal 2004, a decrease of $399 thousand or 6.3% from revenue of $6,314 thousand in the second quarter of fiscal 2003. The revenue decrease is primarily due to the decreased revenue from the Weather Data Services contracts in the amount of $0.2 million and the loss of one refueling contract, which generated revenue of $0.2 million last year. Gross margin in the current period increased by $235 thousand or 19.6% to $1,431 thousand from $1,146 thousand last year due to recovery of a wage determination on the Westover contract.

     Selling, general and administrative expenses in the current quarter increased by $114 thousand, or 4.3%, to $2,765 thousand from $2,651 thousand in last fiscal year’s second quarter primarily due to higher professional fees associated with the re-audit of the Company’s financial statements for fiscal 2002 and 2001 of $311 thousand and higher legal fees associated with the Hambro Settlement of $138 thousand.

     The Company realized a benefit of $323 thousand for bad debts in the second quarter of fiscal 2004 as a result of better than expected customer collections experience over the past three quarters resulting in the reversal of previously established bad debt reserves as compared to bad debt expense of $407 thousand for the second quarter of fiscal 2003.

     Depreciation and amortization expense was $2,108 thousand in the current period compared to $1,998 thousand a year ago.

     Interest expense and other was $1,899 thousand in the second quarter of fiscal 2004, an increase of $366 thousand from the same period last year. The increase was due to the accrual in the second quarter of fiscal 2004 of $288 thousand for the debt premiums and increased debt service costs associated with the Company’s Senior Secured Credit Facility entered into on December 30, 2002 as compared to the debt service costs associated with the previous Senior Secured Credit Facility.

     The Company recognized settlement expense of $1,799 thousand in the second quarter of fiscal 2004 associated with the Hambro Settlement. The settlement expense represents the difference between the face value of the Hambro Notes and the trading value of the shares of common stock acquired by the Company on the settlement date. See further discussion of the settlement in the discussion of liquidity and capital resources which follows.

     In fiscal 2003, the company wrote-off unamortized deferred debt issuance costs of $1,208 thousand in the second quarter of fiscal 2003 due to the Company’s debt restructuring in December 2002.

     The settlement cost of $1,799 thousand recognized by the Company in the second quarter of fiscal 2004 is not deductible in determining taxable income resulting in a permanent book to tax difference. As a result, the Company’s taxable income is higher than the Company’s loss before income tax provision by $1,799 thousand increasing the Company’s income tax provision by $702 thousand to $181 thousand.

Six Months Ended December 31, 2003 Compared to December 31, 2002

     Revenue for the Company for the first six months of fiscal 2004 was $214,900 thousand, which decreased by 3.1% from revenue of $221,857 thousand reported for the first six months of fiscal 2003. The decrease in revenue is due primarily to lower MercFuel revenue of $5,724 thousand. Gross margin increased by 6.2% to $13,627 thousand in the first six months of fiscal 2004 from $12,838 thousand reported in the first six months of fiscal 2003. The increase in gross margin is due to improved performances at the Company’s Air Centers, MercFuel and Maytag Government Contract Services Operations segments.

     MercFuel, the Company’s fuel sales business, generated revenue of $139,890 thousand in the current period, a decrease of $5,724 thousand or 3.9% from last year’s revenue of $145,614 thousand. The decrease in revenue was primarily due to lower sales volume partially offset by higher average fuel sales prices. Fuel sales volume was 135.1 million gallons in the first six months of fiscal 2004, a decrease of 23.1 million gallons from the same period of fiscal 2003 resulting in a reduction in sales revenue of $21.3 million. The decline in sales volume is due to the cessation of business by National Airlines, Inc.’s (“National”), a customer of MercFuel since May 1999, on November 6, 2002. Sales volume to National in fiscal 2003, through November 6, 2003, was 28.9 million gallons, resulting in revenue of $24.7 million. Excluding the sales volume to National from MercFuel’s total sales volume for the first half of fiscal 2003, first half 2004 sales volume increased 5.8 million gallons, or 4.5% from last year. The average sales price in the first six months of fiscal 2004 was $1.04 per gallon, an increase of $0.115 per gallon from the same period of last year resulting in an increase in revenue of $15.3 million due to higher average sales prices. The higher average sales price is due to higher worldwide petroleum prices. MercFuel’s revenues represented 65.1% of the Company’s total revenue in the current period compared to 65.6% of revenue in the comparable prior year. MercFuel’s gross margin was $3,300 thousand in the current period compared with $3,071 thousand in the same period last year, of which $0.4 million was generated from sales to National. The average gross margin per gallon sold in the first six months of fiscal year 2004 was $0.0387 per gallon as compared to $0.0341 for the same period last year.

     The Company’s Air Centers business segment had revenue of $45,983 thousand in the first six months of fiscal 2004, a decrease of $1,725 thousand or 3.6% from last year’s first six months revenue of $47,708 thousand. The revenue decrease was mainly due to lower revenue of $1.5 million in maintenance activities in the Air Center operations. The Air Centers’ aviation fuel sales volume in the first half of fiscal 2004 was 15.7 million gallons with an average sales price of $1.92 per gallon as compared to last year’s first half sales volume of 17.1 million gallons with an average sales price of $1.76 per gallon. The higher average sales price was mainly due to slightly higher worldwide petroleum prices. Air Center’s gross margin increased by $374 thousand or 6.3% in the current period to $6,288 thousand from $5,914 thousand last year due to the Company’s cost reduction initiatives implemented in fiscal 2003.

     The Company’s Air Cargo operations had revenue of $19,577 thousand in the first six months of fiscal 2004, an increase of $3,133 thousand or 19.1% from revenue of $16,444 thousand in the first six months of fiscal 2003. The increase in revenue is mainly due to improvements in cargo management of $0.3 million and cargo marketing services of $2.9 million. Gross margin from Air Cargo operations in the current period decreased by $408 thousand, or 23.9%, to $1,296 thousand from $1,704 thousand in the year ago period due primarily to the accrual of employee severance cost of $0.3 million in fiscal 2004.

     The Company’s Government Contract Services segment had revenue of $11,742 thousand in the first six months of fiscal 2004, a decrease of $778 thousand or 6.2% from revenue of $12,520 thousand in the first six months of fiscal 2003. The revenue decrease is primarily due to decreased revenue from Weather Data Services contracts in the amount of $0.5 million and the loss of one refueling contract, which generated revenue of $0.5 million last year. Gross margin in the current period increased by $593 thousand or 27.6% to $2,743 thousand from $2,149 thousand last year due to the recovery of a wage determination in fiscal 2004 for the Company’s

Westover contract and the establishment of a legal reserve for settlement of a labor dispute on the Company’s Patrick Air Force Base contract in fiscal 2003.

     Selling, general and administrative expenses for the year decreased by $201 thousand, or 3.9%, to $5,040 thousand from $5,241 thousand in last year’s first six months primarily due to a $318 thousand expense relating to the extension of the term for certain stock options in the prior year.

     Provision for bad debts was $60 thousand in the current period, compared to $759 thousand from the prior year. The reduction reflects better than expected customer collections experience over the past three quarters resulting in the reversal during the second quarter of fiscal year 2004 of $323,000 in previously recognized bad debt expense.

     Depreciation and amortization expense was $4,279 thousand in the current period compared to $4,049 thousand a year ago.

     Interest expense and other was $4,280 thousand in the first six months of fiscal 2004, an increase of $1,415 thousand from the same period last year, due to the accrual in fiscal 2004 of $1,150 thousand for the debt premiums and the increased debt servicing costs associated with the Company’s Senior Secured Credit Facility entered into on December 30, 2002 as compared with the Company’s previous Senior Secured Credit Facility.

     The Company recognized settlement expense of $1,799 thousand in the second quarter of fiscal 2004 associated with the Hambro Settlement. The settlement expense represents the difference between the face value of the Hambro Notes and the trading value of the shares of common stock acquired by the Company on the settlement date. See further discussion of the settlement in the discussion of liquidity and capital resources which follows.

     The Company wrote off unamortized deferred financing costs of $1,733 thousand in the first six months of fiscal 2003 due to the Company’s debt restructuring in December 2002.

     The settlement cost of $1,799 thousand recognized by the Company in the second quarter of fiscal 2004 is not deductible in determining taxable income resulting in a permanent book to tax difference. As a result, the Company’s taxable loss is lower than the book loss before income tax benefit for the six month period ended December 31, 2003 by $1,799 thousand reducing the Company’s income tax benefit in fiscal 2004 by $702 thousand to $12 thousand.

Liquidity and Capital Resources

     As of December 31, 2003, the Company’s cash and cash equivalents were $3.4 million, an increase of $0.6 million as compared to cash and cash equivalents of $2.8 million as of June 30, 2003.

     Cash provided by operating activities for the six month period ended December 31, 2003 was $4.5 million as compared to cash used for operating activities of $1.3 million in the first half of fiscal 2003. The change in operating assets and liabilities for the first six months of fiscal 2004 resulted in an increase of $1.1 million as compared to a decrease of $8.1 million in the first six months of fiscal 2003, which reflects a payment of $4.5 million for income taxes primarily due to the sale of the Bedford FBO.

     During the first six months of fiscal 2004, the Company used $1.8 million in investing activities primarily due to additions to property, equipment and leaseholds of $2.6 million, offset by a $0.8 million reduction in notes receivable and other assets. This compares to cash used in investing activities of $0.8 million during the first six months of fiscal 2003 resulting from the reduction in restricted cash of $3.7 million, established to pay for the estimated income tax obligation from the sale of the Bedford FBO, partially offset by capital expenditures of $3.6 million. The Company’s financing activities resulted in a net cash outlay of $2.3 million during the first six months primarily associated with the scheduled repayment of debt, as compared to net cash generated from financing activities for the first six months of fiscal 2003 of $1.0 million.

     On December 30, 2002, the Company entered into a loan and security agreement with Foothill Capital Corporation (“Foothill”), now known as Wells Fargo Foothill, a division of Wells Fargo Bank (the “Facility”), as agent for the lenders’ party thereto, refinancing its senior collateralized credit facilities for a five-year term. In addition, the Company and J.H. Whitney Co. Mezzanine Fund entered into agreements amending the terms of the subordinated note (the “Whitney Note”), which will mature on December 31, 2005. The initial funding from the facility and the amendments to the subordinated note was completed on December 30, 2002.

     The Company’s senior secured credit facility (“Facility”) consists of up to $42.5 million in revolving and term loans. The term loan is currently for an amount equal to $9.5 million, while the revolving loan is for an amount not to exceed 85% of Eligible Accounts Receivable (as defined in the loan agreement), subject to certain limitations. The term loan is payable in $1.0 million installments each April 1 and October 1, beginning April 1, 2003 and in $0.5 million installments each July 1 and December 31, until paid in full. Amounts repaid under the term loan increase the maximum availability under the revolving loan. The Facility also provides for the issuance of certain letters of credit. The terms of the Facility require that the Company maintain a minimum availability on the revolving line of credit of $2.5 million. As of December 31, 2003, the Company had $7.1 million of availability on the revolving line of credit. The amount of available revolving credit line fluctuates on a daily basis dependent upon the amount of Eligible Receivables, the amount of letters of credit outstanding and the amount of outstanding cash borrowings against the revolving credit facility.

     The amended Whitney Note was in the form of a $24.0 million Senior Subordinated 12% Note (the “Note”) with detachable warrants to purchase 251,563 shares of the Company’s common stock exercisable through September 9, 2006 at $6.10 per share as adjusted for the one-for-two stock split in July 2003. The warrant exercise price was reduced from $11.00 per share. The Note is collateralized by the Company’s assets, subordinate to Foothill’s interest. Warrants to purchase an additional 5% of the Company’s common stock, exercisable for nominal consideration, would have been issuable if the principal amount of the Note was not prepaid by December 31, 2003. Warrants to purchase a second 5% of the Company’s common stock, exercisable for nominal consideration, along with an additional note in the original principal amount of $5 million would also have been issued if the outstanding principal amount of the Note was greater than $12 million after December 31, 2003. However, on October 28, 2003 the Company announced that Allied had acquired the Note from Whitney and waived the provisions for the additional warrants equivalent to 10% of the Company’s outstanding common stock and the additional $5 million note. Beginning January 2004 and continuing through June 2004, the interest rate will increase by 1% per annum each month up to a maximum rate of 18%. As of December 31, 2003, the Company had accrued $2,875 thousand associated with the Note premiums, of which $1,150 thousand was accrued during the first four months of fiscal 2004, up until the time that Allied acquired the Note from J.H. Whitney Co. The amended note contains similar covenants as the original Note, including covenants that, among other matters, limit senior indebtedness, the payment of dividends, and the disposition of assets. The revised covenants also include minimum EBITDA requirements and capital expenditure limitations.

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

     On October 28, 2003, the Company also announced the FBO Sale, for which closing is, among other things, contingent upon: 1) stockholder approval; 2) the completion of due diligence; and 3) regulatory agencies’ approvals and consents. The proceeds from the FBO Sale are subject to the establishment of an escrow account in the amount of $8.3 million to be distributed at the earlier of the award of a long term lease to Allied for the FBO at the Hartsfield Airport or in five equal annual installment payments starting at the first anniversary date of the close of the FBO Sale if the Air Centers’ lease for the Hartsfield FBO is not terminated earlier, reimbursement for certain FBO capital expenditures made by the Company, minimum working capital amounts at closing and other customary terms and conditions. The Company has received consent for the FBO Sale from its Senior Lenders. In accordance with the terms of the definitive agreement, as amended, the FBO Sale is to close on or before May 14, 2004.

     On December 5, 2003, as amended on February 16, 2004, the Company and its lenders under the Senior Secured Credit Facility executed the Fifth Amendment to the Loan and Security Agreement and Forebearance Agreement (the “Forebearance Agreement”). Among other things, the Company requested the lenders and the lenders agreed to forebear from exercising their rights and remedies under the Senior Secured Credit Facility for the following events of default, as defined in the Loan and Security Agreement: (1) the Company’s failure to deliver its annual audited financial statements for fiscal 2003 within the prescribed time-frame allowed; (2) the formation of a subsidiary, Mercury Air Center — Long Beach, without the prior consent of the lenders; (3) the Company’s failure to deliver supplemental schedules to J. H. Whitney as required under the terms of the $24 million Senior Secured 12% Note; and (4)  the Company’s failure to achieve the EBITDA financial covenant for the twelve month period ended December 31, 2003. The Forebearance Agreement, as amended, states that the lenders agree, for a limited time but no later than April 14, 2004, to forebear from exercising their rights and remedies under the Senior Secured Credit Facility with respect to the events of default noted above. The Company and Allied have amended the Definitive Agreement whereby the closing date of the FBO Sale is now on a date on or prior to May 14, 2004. If the FBO Sale does not close by April 14, 2004, the Company and the Lenders will need to amend the FBO Sale closing date in the Forebearance Agreement or the Lenders would have the right to exercise their rights and remedies under the Senior Secured Credit Facility with respect to the events of default noted above.

     On December 12, 2003, the Company entered into a settlement agreement (the “Hambro Settlement”) relating to litigation with J O Hambro Capital Management and certain of its affiliates and private clients (“J O Hambro”) whereby the Company issued three promissory notes for an aggregate principle amount of $3,586,000 (the “Hambro Notes”) in exchange for the following, among other things: (1) the release of certain claims by J O Hambro; (2) the Company’s agreement to dismiss litigation against J O Hambro; (3) the Company’s agreement not to institute certain litigation against J O Hambro and certain other parties; (4) reimbursement of certain costs associated with the pending litigation and the defense preparation for anticipated litigation between the parties; and (5) the purchase of 343,600 shares of the Company’s common stock in exchange for the Hambro Notes. The Hambro Notes: 1) are subordinated to the Senior Secured Credit Facility and to the Senior Subordinated Note; 2) are due on the earlier of (a) the ninetieth day following payment in full of the Senior Secured Credit Facility and the termination of commitments for the Senior Secured Lender to provide financing under the Senior Secured Credit Facility; or (b) March 31, 2006, provided that if the Senior Secured Credit Facility Matures on December 31, 2007 then such date shall be March 31, 2008; and 3) bear and accrue interest at the rate of 12% per annum commencing on December 31, 2003 but will increase to 16% per annum for any amount of unpaid principal after June 30, 2004.

     At the close of the FBO Sale, the Company estimates gross sales proceeds of $73.1 million. The Company intends to use these proceeds to: 1) prepay the outstanding principal amount on the Senior Secured Term Loan of $10 million; 2) repay all outstanding cash advances on the Revolving Line of Credit; 3) pay all accrued interest, fees and expenses associated with the Senior Secured Credit Facility; 4) provide cash collateral for the outstanding Letters of Credit of approximately $16.0 million; 5) prepay the outstanding principal amount on the Allied Note; 6) pay all accrued interest, fees and expenses associated with the Allied Note; 7) establish an escrow account for the FBO at the Hartsfield Airport in the amount of $8.3 million; 8) repay the outstanding principal amount due on the J. O. Hambro Note of $3.6 million; 9) repay all accrued interest on the Hambro Notes; and 10) pay all commissions, fees and expenses associated with the sale transaction. After settlement of the all of the obligations noted above, the Company estimates that the transaction will result in surplus cash proceeds of approximately $5.6 million, of which an estimated $1.5 million will be required to settle the Company’s current income tax obligation associated with the FBO Sale although the exact amount of the surplus cash proceeds will be dependent upon many factors including, but not limited to, the date of closing.

     The Company is currently evaluating new credit facilities to support the Company’s expansion of its remaining three business lines and to support the Company’s Letters of Credit requirements thereby releasing the cash collateral of approximately $16 million to be used for working capital requirements and general corporate purposes.

     In January 2004 the Company’s wholly owned subsidiary, Maytag Aircraft Corporation, located in Colorado Springs, Colorado, was awarded the United States Air Mobility Command (AMC) contract to provide Air Terminal and Ground Handling Services at Kuwait International Airport. Under the terms of the contract, Maytag Aircraft Corporation will provide air terminal and ground handling services for the Air Mobility Command, working U.S. Government owned or operated aircraft and U.S. Government sponsored foreign aircraft requiring such services at Kuwait International Airport/Al Mubarek Air Base. This contract is effective April 1, 2004 through September 30, 2004 with four one-year option periods making the full term of this $18 million contract effective through September 30, 2008. This contract represents a continuum of air terminal and ground handling services provided by Maytag Aircraft Corporation to AMC since August of 2000. The services include operating the air terminal operations center (information control, load planning, capability forecasting, and ramp coordination), and providing aircraft services (cargo processing, aircraft loading and unloading, cleaning, and catering), ground services (marshalling, material handling, baggage handling, and all related connect/disconnect services), passenger services, information systems, and equipment maintenance.

Critical Accounting Policies

     Management’s beliefs regarding critical accounting policies have not changed significantly from those discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     There has been no material change during the six months ended December 31, 2003 from the disclosures regarding market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Based on evaluations as of December 31, 2003, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on its consolidated financial statements. Reference is made to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 for additional legal matters with respect to which no material developments have occurred in the current quarter.

Item 2. Change in Securities, Use of Proceeds, and Issuer Purchases of Equity

Securities

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share (or	Announced Plans or	Purchased Under the
Period	Purchased	Unit)	Programs	Plans or Programs

Month #1 October 1, 2003 to October 31, 2003	0	N/A	N/A	N/A
Month #2 November 1, 2003 to November 30, 2003	0	N/A	N/A	N/A
Month #3 December 1, 2003 to December 31, 2003	343,600	$10.44 (1)	343,600 (2)	0
Total

(1)	Represents principal amount of Hambro Notes, divided by number of shares of Mercury common stock purchased by the Company. The Hambro Notes were issued in exchange for the following, among other things: (1) the release of certain claims by J O Hambro; (2) the Company’s agreement to dismiss litigation against J O Hambro; (3) the Company’s agreement not to institute certain litigation against J O Hambro and certain other parties; (4) reimbursement of certain costs associated with the pending litigation and the preparation for anticipated litigation between the parties; and (5) the issuance of 343,600 shares of Mercury common stock.

(2)	This transaction was publicly reported on Form 8-K dated December 15, 2003. No other shares will be purchased pursuant to this transaction.

Item 3. Default Upon Senior Securities

     On December 5, 2003, the Company and its Lenders under the Senior Secured Credit Facility, executed the Fifth Amendment to Loan and Security Agreement and Forebearance Agreement (the “Forebearance Agreement”). In accordance with the terms of the Forebearance Agreement, as amended on February 16, 2004, the Lenders agreed to forebear from exercising their rights and remedies under the Senior Secured Credit Facility for the following events of default, as defined in the Loan and Security Agreement: (1) the Company’s failure to deliver its annual audited financial statements for fiscal year 2003 within the prescribed time-frame allowed; (2) the formation of a subsidiary, Mercury Air Center — Long Beach, without the prior consent of the Lenders; (3) the Company’s failure to deliver supplemental schedules to J. H. Whitney as required under the terms of the $24 million Senior Secured 12% Note; and (4) the Company’s failure to achieve the EBITDA financial covenant for the twelve month period ended December 31, 2003. The Forebearance Agreement, as amended, states that the Lenders agree, for a limited time but no later than April 14, 2004, to forebear from exercising their rights and remedies under the Senior Secured Credit Facility with respect to the events of default noted above. The Company and Allied have amended the Definitive Agreement whereby the closing date of the FBO Sale is to occur on or before May 14, 2004. If the FBO Sale does not close by April 14, 2004, the Company and the Lenders will need to amend the FBO Sale closing date in the Forebearance Agreement or the Lenders would have the right to exercise their rights and remedies under the Senior Secured Credit Facility with respect to the events of default noted above.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Exhibit List

     (a) Exhibits and Reports on Form 8-K:

Exhibit
No.	Description

2.1	Agreement and Plan of Merger adopted January 9, 2001.(17)
2.2	Certificate of Merger.(17)
2.3	Stock Purchase Agreement Dated as of October 28, 2003. By and Among Allied Capital Corporation, Mercury Air Centers, Inc. and Mercury Air Group, Inc.(28)
3.1	Certificate of Incorporation.(17)
3.2	Amended and Restated Bylaws of Mercury Air Group, Inc. adopted December 7, 2002.(25)
3.3	Certificate of Designations of Series A 8% Cumulative Convertible Preferred Stock.(27)
4.1	Loan Agreement between California Economic Development Financing Authority and Mercury Air Group, Inc. relating to $19,000,000 California Economic Development Financing Authority Variable Rate Demand Airport Facilities Revenue Bonds, Series 1998 (Mercury Air Group, Inc. Project) dated as of April 1, 1998.(2)
4.2	Securities Purchase Agreement dated September 10, 1999 by and among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(12)
4.3	Amendment No. 1 dated as of September 30, 2000 by and between J.H. Whitney Mezzanine, L.P. and Mercury Air Group, Inc. to the Securities Agreement.(16)
4.4	Waiver and Consent Agreement dated as of December 29, 2000 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(17)
4.5	Waiver and Consent Agreement dated as of July 2, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(18)
4.6	Waiver Agreement dated as of September 25, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(18)
4.7	Amendment No. 2 dated as of September 30, 2001 by and between J.H. Whitney Mezzanine Fund, L.P. and Mercury Air Group, Inc. to the Securities Purchase Agreement.(19)
4.8	Waiver Agreement dated as of November 26, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine, L.P.(21)
4.9	Waiver Agreement dated as of December 21, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine, L.P.(21)
4.10	Waiver Agreement dated as of June 26, 2002 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine, L.P.(24)
4.11	Amendment No. 3 to Securities Purchase Agreement by and between Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P. dated as of December 30, 2002.(26)
4.12	Amended and Restated J.H. Whitney Mezzanine Fund, L.P. Warrant dated September 10, 1999.(26)
4.13	Amended and Restated J.H. Whitney Mezzanine Fund, L.P. Senior Subordinated Promissory Note dated September 10, 1999.(26)
4.14	Security Agreement by and between Mercury Air Group, Inc. and each of its subsidiaries hereto as Obligors and J.H. Whitney Mezzanine Fund, L.P. as the Lenders, dated as of December 30, 2002.(26)
4.15	Subordination Agreement among J.H. Whitney Mezzanine Fund, L.P. Foothill Capital Corporation, as Agent and Mercury Air Group, Inc. and certain of its subsidiaries signatory thereto, dated as of December 30, 2002.(26)
4.16	Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain subsidiaries signatory thereto, dated as of December 30, 2002.(26)
4.17	First Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its subsidiaries, dated March 12, 2003.(30)
4.18	Second Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its subsidiaries, dated March 31, 2003.(30)
4.19	Third Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its subsidiaries, dated July 16, 2003.(30)
4.20	Fourth Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its subsidiaries, dated August 1, 2003.(30)
4.21	Amendment No. 4 to Securities Purchase Agreement by and between Mercury Air Group, Inc. and Allied Capital Corporation, as Assignee of J.H. Whitney Mezzanine Fund, L.P. dated as of October 28, 2003(28)
4.22	Assignment of Note dated as of October 28, 2003 between Allied Capital Corporation and J.H. Whitney Mezzanine Fund, L.P.(28)
4.23	Second Amended and Restated Allied Capital Corporation 12% Senior Subordinated Promissory Note dated September 10, 1999(28)
4.24	Second Amended and Restated Allied Capital Corporation Warrant dated October 28, 2003(28)
4.25	Securities Purchase Agreement dated as of October 28, 2003 by and among J.H. Whitney Mezzanine Fund, L.P. and J.H.

Whitney Mezzanine Debt Fund, L.P., Allied Capital Corporation and Mercury Air Group, Inc.(28)
4.26	Second Amended and Restated J.H. Whitney Mezzanine Fund, L.P. Warrant dated October 28, 2003(28)
4.27	Fifth Amendment to Security and Loan Agreement and Forbearance Agreement dated as of December 5, 2003 by and among Wells Fargo Foothill, Mercury Air Group, Inc. and certain of its subsidiaries.
4.28	Amendment to Stock Purchase Agreement by and Among Allied Capital Corporation, Mercury Air Centers, Inc. and Mercury Air Group, Inc. dated as of December 10, 2003.
4.29	Amendment to Stock Purchase Agreement by and Among Allied Capital Corporation, Mercury Air Centers, Inc. and Mercury Air Group, Inc. dated as of January 14, 2004.
10.1	Mercury Air Group, Inc.’s 1990 Long-Term Incentive Plan.(4)*
10.2	Mercury Air Group, Inc.’s 1990 Directors Stock Option Plan.(1)*
10.3	Memorandum Dated September 15, 1997 regarding Summary of Officer Life Insurance Policies with Benefits Payable to Officers or Their Designated Beneficiaries.(8)*
10.4	Non-Qualified Stock Option Agreement dated March 21, 1996, by and between Frederick H. Kopko and Mercury Air Group, Inc.(6)*
10.5	Mercury Air Group, Inc.’s 1998 Long-Term Incentive Plan.(10)*
10.6	Mercury Air Group, Inc.’s 1998 Directors Stock Option Plan.(10)*
10.7	Revolving Credit and Term Loan Agreement dated as of March 2, 1999 by and among Mercury Air Group, Inc., The Banks listed on Schedule 1 thereto, and The Fleet National Bank f/k/a BankBoston, N.A., as Agent.(11)
10.8	First Amendment to Revolving Credit and Term Loan Agreement dated as of September 10, 1999.(14)
10.9	Second Amendment to Revolving Credit and Term Loan Agreement dated as of March 31, 2000.(14)
10.10	Third Amendment, Waiver and Consent to Revolving Credit and Term Loan Agreement dated as of August 11, 2000.(14)
10.11	The Company’s 401(k) Plan consisting of CNA Trust Corporation. Regional Prototype Defined Contribution Plan and Trust and Adoption Agreement.(14)*
10.12	Employment Agreement dated July 31, 2000 between the Company and Dr. Philip J. Fagan.(15)*
10.13	Fourth Amendment to Revolving Credit and Term Loan Agreement dated as of November 14, 2000.(16)
10.14	Amendment No. 1 to Mercury Air Group, Inc. 1998 Long-Term Incentive Option Plan as of August 22, 2000.(16)*
10.15	Amendment No. 1 to Mercury Air Group, Inc. 1998 Directors Stock Option Plan as of August 22, 2000.(16)*
10.16	Limited Waiver letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 21, 2001.(18)
10.17	Fifth Amendment to Revolving Credit and Term loan Agreement dated as of September 21, 2001.(18)
10.18	Limited Consent letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 30, 2001.(19)
10.20	Limited waiver and Consent to Revolving Credit and Term Loan Agreement dated as of December 31, 2001.(21)
10.21	2002 Management Stock Purchase Plan.(22)
10.22	Amended and Restated Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Joseph A. Czyzyk.(22)*
10.23	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Wayne J. Lovett(22)*
10.24	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and John Enticknap(22)*
10.25	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Mark Coleman(22)*
10.26	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Steven S. Antonoff(22)*
10.27	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Robert Schlax(22)*
10.28	Limited waiver and Consent to Revolving Credit and Term Loan Agreement dated as of June 27, 2002.(24)
10.29	Sale-Leaseback agreement made by and between CFK Realty Partners, LLC and Mercury Air Group, Inc. dated December 15, 2001.(24)
10.30	Amendment to Sale-Leaseback agreement made by and between CFK Realty Partners, LLC and Mercury Air Group, Inc.(24)
10.31	Promissory Note by CFK Partners, LLC in favor of Mercury Air Group, Inc.(24)
10.32	Limited Waiver and Consent to Revolving Credit and Term Loan Agreement dated as June 27, 2002.(24)
10.33	Amendment No. 1 to Amended and Restated Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Joseph A. Czyzyk.*(24)
10.34	Lease dated December 31, 2001 by and between CFK Realty Partners, LLC. and Mercury Air Group, Inc.(30)
10.35	Settlement Agreement dated December 12, 2003 by and among (i) J O Hambro Capital Management Group Limited, (ii) J O Hambro Capital Management Limited, (iii) American Opportunity Trust PLC, (iv) The Trident North Atlantic Fund, and (v) Mercury Air Group, Inc.(29)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
99.1	Partnership Agreement dated as of July 27, 2000 of CFK Partners by and among Philip J. Fagan, M.D., Frederick H. Kopko, Jr. and Joseph A. Czyzyk.(13)

*	Denotes managements’ contract or compensation plan or arrangement.

(1)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 10, 1993 Annual Meeting of Stockholders and is incorporated herein by reference.

(2)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and are incorporated herein by reference.

(3)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-39044 on Form S-2 and are incorporated herein by reference.

(4)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 2, 1992 Annual Meeting of Stockholders.

(5)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-65085 on Form S-1 and are incorporated herein by reference.

(6)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and are incorporated herein by reference.

(7)	All such documents were previously filed as Exhibits to the Company’s Report on Form 8-K filed September 13, 1996 and are incorporated herein by reference.

(8)	Such document was previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997 and is incorporated herein by reference.

(9)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and are incorporated herein by reference.

(10)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 3, 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

(11)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and are incorporated herein by reference.

(12)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 and are incorporated herein by reference.

(13)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on August 11, 2000 and is incorporated herein by reference.

(14)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and is incorporated herein by reference.

(15)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and are incorporated herein by reference.

(16)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and are incorporated herein by reference.

(17)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and are incorporated herein by reference.

(18)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and are incorporated herein by reference.

(19)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and are incorporated herein by reference.

(20)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the November 7, 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

(21)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and are incorporated herein by reference.

(22)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on June 5, 2002 and is incorporated herein by reference.

(23)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on July 11, 2002 and is incorporated herein by reference.

(24)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and are incorporated herein by reference.

(25)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on December 7, 2002 and is incorporated herein by reference.

(26)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on December 30, 2002 and is incorporated herein by reference.

(27)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and are incorporated herein by reference.

(28)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on October 28, 2003 and is incorporated herein by reference.

(29)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on December 12, 2003 and is incorporated herein by reference.

(30)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 and are incorporated herein by reference.

     (b) Reports on Form 8-K:

     A Form 8-K was filed dated October 14, 2003, reporting on Item 5, Other Events and Regulation FD Disclosure reporting, among other things, that the Company would delay the filing of its Annual Report on Form 10-K for its fiscal year ended June 30, 2003. No financial statements were filed with this report.

     A Form 8-K was filed dated October 28, 2003 reporting on Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits, as to the Company’s restructuring of debt and definitive agreement to sell the Company’s wholly-owned subsidiary, Mercury Air Centers, Inc., to Allied Capital Corporation. No financial statements were filed with this report.

     A Form 8-K was filed dated November 11, 2003 reporting on Item 5, Other Events and Regulation FD Disclosure reporting that the Company had informed the American Stock Exchange (the “Exchange”) that the Company required additional time to file its Annual Report on Form 10-K for the fiscal year ended June 30, 2003 with the Securities and Exchange Commission and that the Company also did not expect to meet the SEC filing deadline of its Quarterly Report on Form 10-Q for the period ended September 30, 2003 due on November 14, 2003. No financial statements were filed with this report.

     A Form 8-K was filed dated November 25, 2003 reporting on Item 9, Regulation FD Disclosure, that the American Stock Exchange (the “Exchange”), among other things, (1) accepted the Company’s plan to regain compliance with the Exchange’s continuing listing standards and (2) that management had recommended to the Company’s Audit Committee of the Board of Directors that it engage its current independent accountants to conduct and complete a re-audit of its financial statements for the previous two fiscal years ended June 30, 2002 and 2001. No financial statements were filed with this report.

     A Form 8-K was filed dated December 2, 2003 reporting on Item 12, Disclosure of Results of Operations and Financial Condition, that the Company’s management recommended to its audit committee that it engage its current independent public accountants to re-audit its financial statements for the previous two fiscal years ended June 30, 2002 and 2001, and that the Company’s 2003 Annual Report on 10-K is expected to include a restated balance sheet and restated statements of operations and cash flows for the fiscal year ended June 30, 2002. No financial statements were filed with this report.

     A Form 8-K was filed dated December 3, 2003 reporting on Item 12, Disclosure of Results of Operations and Financial Condition, as to its preliminary results of operations and financial condition for the three-month period ended September 30, 2003. Unaudited financial statements for such period were filed with this report.

     A Form 8-K was filed dated December 15, 2003 reporting on Item 5, Other Events and Regulation FD Disclosure, announcing that the Company had entered into a settlement agreement relating to litigation with J O Hambro Capital Management Group Limited and certain of its affiliates and private clients (collectively “J O Hambro”). No financial statements were filed with this report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY AIR GROUP, INC. Registrant
/s/ Joseph Czyzyk

Joseph Czyzyk
Chief Executive Officer
/s/ Robert Schlax

Robert Schlax Chief Financial Officer (Principal Financial Officer)
Date: February 17, 2004