Form 10-Q
period 2004-03-31
MERCURY AIR GROUP INC
filed 2004-05-14
CIK 52532

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File No. 1-7134

Mercury Air Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 5456 McConnell Avenue Los Angeles, CA (Address of principal executive offices)	11-1800515 (I.R.S. Employer Identification Number) 90066 (Zip Code)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Number of Shares Outstanding
Title	as of April 27, 2004

Common Stock, $0.01 Par Value	2,954,818

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2004	2003

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,822,000	$2,802,000
Trade accounts receivable, net of allowance for doubtful accounts of $2,320,000 and $2,006,000 at March 31, 2004 and June 30, 2003, respectively	58,954,000	46,753,000
Inventories, principally aviation fuel	3,867,000	4,422,000
Prepaid expenses and other current assets	9,017,000	5,241,000
Deferred income taxes	901,000	901,000

Total current assets	74,561,000	60,119,000
PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated depreciation and amortization of $66,455,000 and $61,061,000 at March 31, 2004 and June 30, 2003, respectively	57,789,000	58,844,000
NOTES RECEIVABLE, net of allowance for doubtful accounts of $564,000 and $509,000 at March 31, 2004 and June 30, 2003, respectively	1,034,000	1,815,000
DEFERRED INCOME TAXES	1,961,000	2,284,000
GOODWILL	4,389,000	4,389,000
OTHER INTANGIBLE ASSETS, NET	808,000	1,033,000
OTHER ASSETS, NET	3,869,000	4,471,000

TOTAL ASSETS	$144,411,000	$132,955,000

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,358,000	$34,677,000
Accrued expenses and other current liabilities	15,672,000	9,554,000
Current portion of long-term debt	3,145,000	4,194,000

Total current liabilities	57,175,000	48,425,000
LONG-TERM DEBT	29,286,000	25,501,000
SENIOR SUBORDINATED NOTE	23,697,000	23,445,000
SUBORDINATED NOTE	3,586,000
OTHER LONG TERM LIABILITIES	1,057,000	608,000
DEFERRED RENT	1,414,000	1,885,000
MINORITY INTEREST	182,000	180,000

Total liabilities	116,397,000	100,044,000
COMMITMENTS AND CONTINGENCIES (Note 4)
MANDATORILY REDEEMABLE PREFERRED STOCK, Series A — $0.01 par value; 1,000,000 shares authorized; 462,627 shares outstanding at March 31, 2004 and June 30, 2003	509,000	481,000
STOCKHOLDERS’ EQUITY:
Preferred Stock — $0.01 par value; authorized 2,000,000 shares; no shares outstanding
Common Stock — $0.01 par value; authorized 18,000,000 shares; 2,954,818 and 3,293,568 shares outstanding at March 31, 2004 and June 30, 2003, respectively	30,000	33,000
Additional paid-in capital	20,752,000	22,496,000
Retained earnings	10,353,000	14,018,000
Accumulated other comprehensive income (loss)	6,000	(86,000)
Notes receivable from officers	(3,636,000)	(4,031,000)

Total stockholders’ equity	27,505,000	32,430,000

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$144,411,000	$132,955,000

See accompanying notes to consolidated financial statements.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended		Three Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

	(Unaudited)		(Unaudited)
Sales and revenues:
Sales	$269,640,000	$263,487,000	$101,775,000	$88,151,000
Service revenues	70,796,000	69,397,000	23,761,000	22,876,000

Total sales and revenues	340,436,000	332,884,000	125,536,000	111,027,000

Costs and expenses:
Cost of sales	241,307,000	234,647,000	93,722,000	78,400,000
Operating expenses	80,666,000	79,280,000	26,978,000	26,508,000

Total costs and expenses	321,973,000	313,927,000	120,700,000	104,908,000

Gross margin (excluding depreciation and amortization)	18,463,000	18,957,000	4,836,000	6,119,000

Other expenses (income):
Selling, general and administrative	7,838,000	7,889,000	2,798,000	2,648,000
Provision for bad debts	421,000	1,201,000	361,000	442,000
Depreciation and amortization	6,405,000	6,121,000	2,126,000	2,072,000
Interest expense	6,240,000	5,536,000	1,715,000	2,621,000
Hambro settlement costs	1,799,000
Debt extinguishment costs		1,773,000		40,000
Interest income	(286,000)	(77,000)	(41,000)	(27,000)

Total other expenses (income)	22,417,000	22,443,000	6,959,000	7,796,000

Loss before income tax benefit	(3,954,000)	(3,486,000)	(2,123,000)	(1,677,000)
Income tax benefit	(316,000)	(1,203,000)	(304,000)	(579,000)

Net loss	$(3,638,000)	$(2,283,000)	$(1,819,000)	$(1,098,000)

Accrued preferred stock dividends	(28,000)		(9,000)
Net loss applicable to common stockholders	$(3,666,000)	$(2,283,000)	$(1,828,000)	$(1,098,000)

Net loss per common share:
Basic:	$(1.18)	$(0.70)	$(0.63)	$(0.33)

Diluted:	$(1.18)	$(0.70)	$(0.63)	$(0.33)

See accompanying notes to consolidated financial statements.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,

	2004	2003

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,638,000)	$(2,283,000)
Adjustments to derive cash flow from operating activities:
Bad debt expense	421,000	1,201,000
Depreciation and amortization	6,405,000	6,121,000
Deferred income taxes	350,000	33,000
Deferred rent	(471,000)	100,000
Compensation expense related to remeasurement of stock options		318,000
Executive loan amortization	290,000	303,000
Write-down of note receivable from officer	105,000
Hambro settlement costs	1,799,000
Interest added to senior subordinated note principal	120,000
Amortization of senior subordinated note discount	132,000	222,000
Management compensation paid in preferred stock		204,000
Management compensation applied to exercise of stock options		174,000
Amortization of loan fees included in interest expense	381,000
Loss (gain) on retirement of assets	25,000	22,000
Write-off of deferred financing costs		1,773,000
Minority interest	2,000
Changes in operating assets and liabilities:
Trade and other accounts receivable	(12,622,000)	(8,584,000)
Inventories	555,000	(587,000)
Prepaid expenses and other current assets	(3,776,000)	(2,486,000)
Accounts payable	3,682,000	5,995,000
Accrued expenses and other current liabilities	6,567,000	726,000

Net cash provided by operating activities	327,000	3,252,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash		3,780,000
Increase in other assets	(202,000)	(1,113,000)
Decrease in notes receivable	781,000	178,000
Proceeds from sale of property	9,000	79,000
Additions to property, equipment and leaseholds	(4,697,000)	(3,996,000)

Net cash used in investing activities	(4,109,000)	(1,072,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in debt instruments	2,734,000	(2,017,000)
Early retirement of debt		(13,285,000)
Proceeds from refinancing		16,923,000
Capitalization of deferred financing costs		(3,351,000)
Repurchase of common stock		(370,000)
Proceeds from issuance of preferred stock		259,000
Proceeds from exercise of stock options	14,000	58,000

Net cash provided by (used in) financing activities	2,748,000	(1,783,000)

Effect of exchange rate changes on cash	54,000	32,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(980,000)	429,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,802,000	5,565,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,822,000	$5,994,000

CASH PAID DURING THE PERIOD FOR:
Interest	$5,398,000	$4,123,000
Income taxes	$884,000	$5,201,000

See accompanying notes to consolidated financial statements.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

Note 1 — General

Business

     Mercury Air Group, Inc. (the “Company”), a Delaware Corporation, was organized in 1956 and provides a broad range of services to the aviation industry through four principal operating units during the reporting period: Mercury Air Centers, Inc., a California corporation (“Air Centers”), Mercury Air Cargo, Inc., a California corporation (“Air Cargo”), MercFuel, Inc., a Delaware corporation (“MercFuel”) and Maytag Aircraft Corporation, a Colorado corporation (“Maytag Aircraft”), a provider of government contract services. The Air Centers operations consist of aviation fuel sales, commercial aircraft refueling operations (“into-plane”), aircraft ground support services, aircraft hangar services, secured aircraft parking (“aircraft tie-down services”) and aircraft maintenance at certain Air Center locations, known as Fixed Based Operations (“FBO’s”), for commercial, private, general aviation and United States Government aircraft (collectively “FBO services”). Air Cargo’s operations consist of cargo handling, the sale of cargo capacity on other airlines (“Cargo Space Logistics”), and general cargo sales agent services. MercFuel’s operations consist of the sale and delivery of fuel, primarily aviation fuel, to domestic and international commercial airlines, fractional aircraft companies, corporate aviation and air freight airlines. Maytag’s government contract services consist of the following services primarily for agencies of the United States Government: aircraft refueling and fuel storage operations, base operations support (“BOS”) services, air terminal and ground handling services and weather observation and forecasting services.

     On April 12, 2004, following shareholder approval, the Company sold all of the outstanding common stock of Air Centers to Allied Capital Corporation (“Allied”) for $76,349,000, subject to adjustments for, among other things, net working capital at closing (the “FBO Sale”). See additional information at Note 11 – Subsequent Event. However, the Company retains ownership of an FBO at Long Beach, California through its wholly owned subsidiary, Mercury Air Center – Long Beach, Inc., a California corporation.

Risks and Uncertainties

     Petroleum product prices, including aviation fuel prices, have risen to historically high levels due primarily to an increase in world-wide petroleum product consumption and instability in the Middle East. The increased aviation fuel prices have resulted in an increase in the Company’s trade receivable balances for many of the Company’s customers. If aviation fuel prices maintain these recent high levels for an extended period of time and the Company’s customers are unable to pass on the increased fuel costs to their customers, the Company may experience longer collection periods and/or higher uncollectible amounts from certain customers. This would result in reduced cash availability adversely affecting the Company’s ability to pay its fuel suppliers on a timely basis.

     Accounts receivable is comprised primarily of trade receivables from customers and is net of an allowance for doubtful accounts. The Company’s credit risk is based in part on the following: 1) substantially all receivables are related to the aviation industry, 2) there is a concentration of credit risk as there are several customers who at any given time have significant balances owed to the Company, and 3) significant balances are owed by certain customers that are not adequately capitalized. In addition, significantly higher fuel prices for extended periods of time may have a negative impact on the aviation industry as it substantially increases airlines’ operating expenses. Smaller airlines with lower levels of capital may be more seriously impacted. The Company assesses its credit portfolio on an ongoing basis and establishes allowances which it believes are adequate to absorb potential credit problems that can be reasonably anticipated.

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

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities considered to be a special purpose entity (“SPE”) in which an enterprise holds a variable interest that it acquired before February 1, 2003. For non-SPE variable interest entities acquired before February 1, 2003, the interpretation must be adopted no later than the first interim or annual period ending after March 15, 2004. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company adopted FIN 46 for the period ended March 31, 2004 with no material impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires classification of financial instruments within its scope as a liability, including financial instruments issued in the form of shares that are mandatorily redeemable, because those financial instruments are deemed to be, in essence, obligations of the issuer. SFAS No. 150 is effective for the Company for the interim period ended March 31, 2004. The Company adopted SFAS No. 150 for the period ended March 31, 2004 with no material impact on the Company’s consolidated financial statements.

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

     The Company has five stock option plans. As permitted under SFAS No. 123, the Company measures compensation expense related to employee stock options granted utilizing the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the pro forma effect on the net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

Net loss, as reported	$(3,638,000)	$(2,283,000)	$(1,819,000)	$(1,098,000)
Add stock-based employee compensation expense included in net loss, net of tax	185,000	406,000	62,000	66,000
Less total stock based employee compensation determined under the fair value based method for all awards, net of tax	(79,000)	(319,000)	(20,000)	(34,000)

Pro forma net loss	$(3,532,000)	$(2,196,000)	$(1,777,000)	$(1,066,000)

Basic net loss per share — as reported	$(1.18)	$(0.70)	$(0.63)	$(0.33)
Basic net loss per share — pro forma	$(1.14)	$(0.68)	$(0.62)	$(0.32)
Diluted net loss per share — as reported	$(1.18)	$(0.70)	$(0.63)	$(0.33)
Diluted net loss per share — pro forma	$(1.14)	$(0.68)	$(0.62)	$(0.32)

Note 3 — Income Taxes

     Income taxes have been computed based on the estimated annual effective income tax rates for the respective periods. The following is a reconciliation of the federal statutory rate to the Company’s effective tax rate on pretax loss:

	Nine Months Ended
	March 31,

	2004	2003

Federal tax (benefit) at statutory rate	(34.0%)	(34.0%)
State income taxes (benefit), net of federal effect	6.5	(2.7)
Non-deductible Hambro settlement costs	17.5
Non-deductible expenses, other	2.8	1.9
Other, net	(0.8)	0.3

Effective income tax rate	(8.0%)	(34.5%)

     The Hambro settlement costs of $1,799,000 recognized by the Company in the second quarter of fiscal 2004 is not deductible in the determination of taxable income resulting in a permanent book to tax difference.

Note 4 — Commitments and Contingencies

Litigation

     On April 16, 2003, the Plan Committee of Shuttle America Corporation filed an Adversary Proceeding in the United States Bankruptcy Court, District of Connecticut alleging preferential transfers in the amount of $995,000. The Company believes that it has significant defenses in this matter. The Company filed its answer on May 15, 2003. On February 19, 2004, the Bankruptcy Court approved a settlement agreement whereby the Company will pay Shuttle America Corporation $40,000 in three equal monthly installment payments of $13,333 starting in February 2004. These payments were fully accrued by the Company at March 31, 2004.

     In December 2001 a jury returned its verdict on Michael Marigny’s (“Plaintiff”) cause of action for retaliation in violation of California Fair Employment and Housing Act in favor of Defendant, Mercury, but awarded damages in the amount of $15,000 for Plaintiff’s cause of action for intentional infliction of emotional distress. In February 2002, Plaintiff filed a notice of appeal with the Second Appellate Court (“Court”). The Court ruled on this appeal in August of 2003 affirming in part and reversed in part the judgment and the case was remanded for retrial. On March 31, 2004 the Company entered into a settlement agreement in this case for the payment of $200,000 which was paid in April 2004. This settlement amount has been accrued by the Company in the financial statements as of March 31, 2004.

     On December 5, 2003, the Company terminated its Chief Operating Officer of Mercury Air Cargo. This former employee claimed one year’s salary, approximately $170,000, and other damages as a result of the termination. On December 31, 2003, he filed notice of demand for mediation. On March 9, 2004 the Company entered into a Confidential Settlement Agreement and Mutual Release with this former employee. In the opinion of management, the terms of the Confidential Settlement Agreement will not have a material effect on the Company’s consolidated financial position. This settlement was accrued by the Company in the financial statements for the quarter ended March 31, 2004.

     On February 28, 2004 the Company received a demand notice from counsel for the former General Manager of a Mercury Air Center’s FBO location for damages in the amount of $500,000 as a result of his termination of employment. The Company is in the process of responding to the demand. In the opinion of management, the ultimate resolution of this matter will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

     On March 16, 2004 the Company received a demand notice from counsel for the former General Manager of Mercury Air Cargo’s SkyNet Division for damages in the amount of approximately $82,500 arising out of his termination of employment. The Company has entered into a confidential settlement agreement. In the opinion of management, the settlement of this matter will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

     Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and to the Company’s Quarterly Reports on Form 10-Q for the period ended September 30, 2003 for additional legal matters with respect to which no material developments have occurred in the current quarter.

     The Company is also a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on the Company’s consolidated financial position.

Note 5 — Debt

     On December 30, 2002, the Company entered into a loan and security agreement (“the Facility”), refinancing its senior secured credit facilities with Wells Fargo Foothill Corporation (“Foothill”), a division of Wells Fargo Bank, for a five-year term.

     The Facility provides a total of up to $42.5 million in revolving and term loans. The term loan is for an amount equal to $12.5 million, while the revolving loan is for an amount not to exceed 85% of Eligible Accounts Receivable (as defined in the loan agreement), subject to certain limitations. The term loan is payable in $1.0 million installments each April 1 and October 1and in $0.5 million installments each July 1 and December 31, until paid in full. Amounts repaid under the term loan increase the maximum availability under the revolving loan. The Facility also provides for the issuance of certain letters of credit. The terms of the Facility require that the Company maintain a minimum availability on the revolving line of credit of $2.5 million. As of March 31, 2004, the Company had $3.4 million of availability on the revolving line of credit. The amount of the available revolving credit line fluctuates on a daily basis dependent upon the amount of Eligible Receivables and the amount of letters of credit outstanding and the amount of outstanding cash borrowings against the revolving credit facility.

     On December 5, 2003, as amended on February 16, 2004, the Company and its lenders under the Facility executed the Fifth Amendment to the Loan and Security Agreement and Forbearance Agreement (the “Forbearance Agreement”). Among other things, the Company requested the lenders and the lenders agreed to forbear from exercising their rights and remedies under the Facility for the following events of default, as defined in the Loan and Security Agreement: (1) the Company’s failure to deliver its annual audited financial statements for fiscal 2003 within the prescribed time-frame allowed; (2) the formation of a subsidiary, Mercury Air Center — Long Beach, without the prior consent of the lenders; (3) the Company’s failure to deliver supplemental schedules to J. H. Whitney as required under the terms of the $24 million Senior Secured 12% Note; and (4) the Company’s failure to achieve the EBITDA financial covenant for the twelve-month period ended December 31, 2003. The Forbearance Agreement, as amended, states that the lenders agree, for a limited time but no later than April 14, 2004, to forbear from exercising their rights and remedies under the Facility with respect to the events of default noted above.

     On April 12, 2004, the Company prepaid all outstanding obligations associated with the Facility with the proceeds from the FBO sale. With this prepayment, the Company satisfied all of the conditions established in the Forbearance Agreement. See Note 11 – Subsequent Event for further discussion of the prepayment of all obligations associated with the Facility and the FBO sale.

     On October 28, 2003, Allied acquired the $24 million Senior Subordinated 12% Note (the “Note”), as amended on December 30, 2002 from J. H. Whitney Co. Mezzanine Fund and waived certain provisions of the Note, which would have required the Company to provide the Noteholder with the following: 1) if the principal amount outstanding on the Note was not prepaid in full by December 31, 2003, the Noteholder would have been entitiled to warrants to acquire from the Company, for a nominal amount, 5% of the then outstanding shares of the Company’s common stock and 2) if the principal amount outstanding on the Note exceeded $12 million on December 31, 2003 the Noteholder would have been entitled to: a) a second set of warrants to acquire from the Company, for a nominal amount, 5% of the then outstanding shares of the Company’s common stock and b) an additional Note in the original principal amount of $5 million. The Note, subordinated to the Facility, was collateralized by the Company’s assets. Interest on the Note was due and payable at the end of each calendar quarter and, effective January 2004 and continuing through June 2004, the interest rate would have increased by 1% per month up to a maximum total interest rate of 18% with the amount of interest in excess of 12% being added to the principal of the Note at the end of each calendar month. The Note contained covenants that, among other matters, limited senior indebtedness, the payment of dividends, and limited the disposition of assets and the maintenance of certain financial measurements including EBITDA requirements and limits on capital expenditures. All outstanding obligations associated with the Note were paid in full on April 12, 2004 with proceeds from the FBO Sale. See Note 11 – Subsequent Event for further discussion of the prepayment of all obligations associated with the Facility and the FBO sale.

     On December 12, 2003, the Company issued three promissory notes for an aggregate principal amount of $3,586,000 (the “Hambro Notes”). The Hambro Notes, subordinated to the Facility and the Note, accrued interest at the rate of 12% per annum increasing to 16% per annum for any amount of unpaid principal after June 30, 2004. All outstanding obligations associated with the Hambro Notes were paid in full on April 12, 2004 with proceeds from the FBO Sale. See Note 11 – Subsequent Event for further discussion of the prepayment of all obligations associated with the Facility and the FBO sale.

Note 6 — Hambro Settlement Costs

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

Note 7 — Net Loss Per Common Share

     Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares and potential common shares except for amounts that are antidilutive. Potential common shares include stock options and common shares resulting from the assumed conversion of subordinated debentures, when dilutive.

	Nine Months Ended				Three Months Ended

	March 31, 2004		March 31, 2003		March 31, 2004		March 31, 2003

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Weighted average number of common shares outstanding during the period	3,113,858	3,113,858	3,254,500	3,254,500	2,895,472	2,895,472	3,288,500	3,288,500
Common share equivalents resulting from the assumed exercise of stock options	—	—	—	—	—	—	—	—

Weighted average number of common and common equivalent shares outstanding during the period	3,113,858	3,113,858	3,254,500	3,254,500	2,895,472	2,895,472	3,288,500	3,288,500

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

     The Company operated and reported its activities through four principal units during the reporting periods: 1) Fuel Sales, 2) Fixed Based Operations, 3) Cargo Operations and 4) Maytag Aircraft.

					Corporate
		Fixed Base	Cargo		or
	Fuel Sales	Operations	Operations	Maytag Aircraft	Unallocated	Total

	(Dollars in Thousands)
Quarter Ended March 31, 2004
Sales and revenues	$88,305	$23,704	$9,729	$5,747	$(1,949)	$125,536
Gross margin	1,506	2,104	60	1,166		4,836
Depreciation and amortization	118	1,306	484	89	129	2,126
Capital expenditures	6	2,000	9	37	7	2,059
Segment assets	36,899	60,000	16,458	10,337	20,717	144,411
Quarter Ended March 31, 2003
Sales and revenues	$72,497	$24,479	$8,396	$5,990	$(335)	$111,027
Gross margin	1,670	2,870	368	1,211		6,119
Depreciation and amortization	105	1,382	453	84	48	2,072
Capital expenditures	1	419	2	4	19	445
Segment assets	36,157	62,391	16,099	11,962	16,873	143,482
Nine Months Ended March 31, 2004
Sales and revenues	$228,195	$69,687	$29,306	$17,489	$(4,241)	$340,436
Gross margin	4,806	8,392	1,356	3,909		18,463
Depreciation and amortization	352	4,004	1,401	249	399	6,405
Capital expenditures	645	3,834	47	143	28	4,697
Segment assets	36,899	60,000	16,458	10,337	20,717	144,411
Nine Months Ended March 31, 2003
Sales and revenues	$218,111	$72,187	$24,840	$18,510	$(764)	$332,884
Gross margin	4,741	8,784	2,072	3,360		18,957
Depreciation and amortization	213	3,963	1,545	265	135	6,121
Capital expenditures	7	3,597	67	4	321	3,996
Segment assets	36,157	62,391	16,099	11,962	16,873	143,482

     Gross margin is used as the measure of profit and loss for segment reporting purposes as it is viewed by key decision makers as the principal operating indicator in measuring segment profitability. The key decision makers also view bad debt expense as an important measure of profit and loss. The predominant component of bad debt expense relates to Fuel Sales. Bad debt expense for Fuel Sales was approximately $293,000 and $348,000 for the quarters ended March 31, 2004 and 2003, respectively; total bad debt expense was $361,000 and $475,000 in the quarters ended March 31, 2004 and 2003, respectively. Bad debt expense for Fuel Sales was approximately $113,000 and $980,000 for the nine-month periods ended March 31, 2004 and 2003, respectively; total bad debt expense was $421,000 and $1,201,000 for the nine-month periods ended March 31, 2004 and 2003, respectively.

Note 9 — Comprehensive Loss

     Comprehensive loss is summarized as follows:

	Nine Months Ended		Three Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

Net loss	$(3,638,000)	$(2,283,000)	$(1,819,000)	$(1,098,000)
Foreign currency translation adjustment	92,000	(57,000)	(56,000)	(12,000)

Comprehensive loss	$(3,546,000)	$(2,340,000)	$(1,875,000)	$(1,110,000)

Note 10 — Related Party Transactions

     CFK Partners and CFK Realty Partners, LLC are entities consisting of three of the Company’s directors, one of whom also serves as the Company’s Chief Executive Officer and another who serves as Chairman of the Board and another who serves as outside counsel on various general corporate legal matters. In addition, CFK Partners also owns approximately 24.7% of the Company’s issued and outstanding common and preferred stock.

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

     The Company and its Chairman (collectively, the “Members”) each own an equity interest in MercMed LLC (“MercMed”) of 67.16% and 32.84%, respectively. The respective Members’ equity interest is based on the cumulative Member contributions to MercMed and will be adjusted in the future based on future Member contributions. Based on the Company’s majority interest, MercMed has been included in the Company’s consolidated financial statements and the liability to the minority interest has also been reflected in the consolidated balance sheets. Minority interest on the Company’s consolidated balance sheet represents the minority member’s equity in MercMed. MercMed was formed for the purpose of owning and operating an aircraft for the Members. On March 27, 2003, MercMed obtained new financing for the aircraft which is a 15-year loan with the interest rate being fixed for the initial 36-month period. At the end of the initial 36-month period, the interest rate will be reviewed and fixed at the then Federal Home Loan Bank’s regular three-year interest rate plus 275 basis points. Each of the Members are guarantors of this note. The outstanding principal amount of the loan as of March 31, 2004 was $675,000.

     The Company uses the services of the legal firm McBreen and Kopko (the “Firm”) for various general corporate legal matters. Mr. Frederick H. Kopko, Jr., a partner of the Firm, is a member of the Company’s Board of Directors and is a partner with CFK Partners. For the nine-month periods ended March 31, 2004 and 2003, the Company paid the Firm $679,000 and $541,000, respectively, for legal services rendered. For the three-month periods ended March 31, 2004 and 2003, the Company paid the Firm $198,000 and $179,000, respectively.

Note 11 — Subsequent Event – Sale of Mercury Air Centers, Inc.

     On April 12, 2004, upon approval from the Company’s shareholders at the Annual Shareholders’ Meeting, the Company sold all of the outstanding common stock owned by it in Mercury Air Centers, Inc. (“Air Centers”), which represented 100% of the then outstanding common stock in Air Centers, to Allied Capital Corporation (“Allied”) with the Company receiving total consideration for the sale in cash at closing of $76,349,000 (the “FBO Sale”). The final amount of the total consideration to be received by the Company from the FBO Sale is dependent upon the determination of the amount of Air Centers’ net working capital at the time of closing. In accordance with the terms of the Stock Purchase Agreement entered into by the Company and Allied on October 28, 2003, as amended from time to time, the Company and Allied agreed to the extent Air Centers’ actual net working capital at closing exceeded $3,586,000, Allied is obligated to pay the Company the excess amount or to the extent Air Center’s net working capital is less than $3,586,000, the Company is obligated to pay Allied the deficiency.

     The Company expects to report a net gain on the sale of the business segment in the Company’s fourth quarter of fiscal 2004 in addition to reversing excess debt premium cost reserves associated with the Company’s $24 million senior subordinated note.

     The proceeds from the FBO Sale were used to: 1) prepay the outstanding principal on the Facility due Foothill comprised of both a term loan and a revolving credit facility, in the amount of $13,255,000; 2) pay accrued interest and fees associated with the Facility of $203,000; 3) establish a cash collateral with Foothill in the amount of $16,031,000 in support of issued and outstanding letters of credit issued under the terms of the Facility; 4) prepay the outstanding principal, including the amount of accrued interest payable-in-kind (“PIK”), on the Note of $24,120,000 to Allied; 5) pay accrued interest and fees associated with the Note of $141,000; 6) prepay the outstanding principal, including the amount of accumulated PIK interest, on the Hambro Notes in the amount of $3,695,000; 7) pay accrued interest on the Hambro Notes in the amount of $15,000; 8) establish an escrow account associated with Hartsfield

International Airport FBO in Atlanta in the amount of $8,270,000 to be distributed to the Company, either in whole or in part under certain conditions, over a period not to exceed five years from the date of closing; and 9) pay for transaction related fees and expenses of $1,324,000. After satisfying the obligations noted above, the Company received $9,295,000.

     The total amount of principal on long term debt, both current and non-current amounts, repaid by the Company with the proceeds from the FBO sale was $41,070,000. Upon the repayment of the long term debt detailed above, the Company’s remaining outstanding principal of long term debt was $17,960,000, of which $14,000,000 is associated with the tax exempt bonds issued pursuant to a loan agreement between the Company and the California Economic Development Financing Authority (the CEDFA Bonds”). The CEDFA Bonds carry a variable rate of interest which is based on a weekly remarketing of the bonds and are collateralized by a letter of credit issued by Wells Fargo Bank. The rate of interest at April 28, 2004 was 1.15% per annum.

     With the prepayment of all of the obligations associated with the Facility, the Company satisfied all of the conditions established in the Forbearance Agreement, as amended on February 16, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations — Comparison of the three months ended March 31, 2004 and March 31, 2003 and comparison of the nine months ended March 31, 2004 and March 31, 2003.

     The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company’s four operating units, as well as selected other financial statement data.

	Nine Months Ended March 31,				Three Months Ended March 31,

	2004		2003		2004		2003

		% of		% of		% of		% of
		Total		Total		Total		Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

	($ in thousands)
Revenues:
Fuel sales	$228,195	67.0%	$218,111	65.6%	$88,305	70.3	72,497	65.3%
FBOs	69,687	20.5	72,187	21.7	23,704	18.9	24,479	22.0
Cargo operations	29,306	8.6	24,840	7.4	9,729	7.8	8,396	7.6
Maytag Aircraft	17,489	5.1	18,510	5.5	5,747	4.6	5,990	5.4
Intercompany eliminations	(4,241)	(1.2)	(764)	(0.2)	(1,949)	(1.6)	(335)	(0.3)

Total Revenue	$340,436	100.0%	$332,884	100.0%	$125,536	100.0%	111,027	100.0%

		% of		% of		% of		% of
		Unit		Unit		Unit		Unit
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Gross Margin(1):
Fuel sales	$4,806	2.1%	$4,741	2.1%	$1,506	1.7%	$1,670	2.3%
FBOs	8,392	12.0	8,784	12.2	2,104	8.9	2,870	11.7
Cargo operations	1,356	4.6	2,072	8.3	60	0.6	368	4.4
Maytag Aircraft	3,909	22.4	3,360	18.2	1,166	20.2	1,211	20.2

Total Gross Margin	$18,463	5.4%	$18,957	5.7%	$4,836	3.9%	$6,119	5.5%

		% of		% of		% of		% of
		Total		Total		Total		Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Selling, general and administrative	$7,838	2.3%	$7,889	2.4%	$2,798	2.2%	$2,648	2.4%
Provision for bad debts	421	0.1	1,201	0.4	361	0.3	442	0.4
Depreciation and amortization	6,405	1.9	6,121	1.8	2,126	1.7	2,072	1.9
Interest expense and other	5,954	1.8	5,459	1.6	1,674	1.3	2,594	2.3
Hambro settlement costs	1,799	0.5
Debt extinguishment costs			1,773	0.5			40	0.0

Loss before income tax benefit	(3,954)	(1.2)	(3,486)	(1.0)	(2,123)	(1.7)	(1,677)	(1.5)
Income tax benefit	(316)	(0.1)%	(1,203)	(0.3)	(304)	(0.2)	(579)	(0.5)

Net loss	(3,638)	(1.1)%	(2,283)	(0.7)%	(1,819)	(1.5)%	(1,098)	(1.0)%

Accrued preferred stock dividends	(28)	(0.0)%			(9)	(0.0)%

Net loss applicable to common stockholders	$(3,666)	(1.1)%	$(2,283)	(0.7)%	$(1,828)	(1.5)%	$(1,098)	(1.0)%

(1)	Gross margin as used here and throughout Management’s Discussion includes certain selling, general and administrative costs which are charged directly to the operating units, but excludes depreciation and amortization expenses and selling, general and administrative expense.

Three Months Ended March 31, 2004 Compared to March 31, 2003

     Revenue for the Company in the third quarter of fiscal 2004 was $125,536 thousand, an increase of $14,509 thousand or 13.1% from revenue of $111,027 thousand reported for the third quarter of fiscal 2003 due to increased sales in the MercFuel and the Air Cargo operations. Gross margin decreased by 21.0% to $4,836 thousand in the third quarter of fiscal 2004 from $6,119 thousand reported in the third quarter of fiscal 2003. The decrease in gross margin reflected a decline in performances as discussed below at the Company’s Air Centers, and the Air Cargo Operating Segment.

     MercFuel, the Company’s fuel sales business, generated revenue of $88,305 thousand in the current period, an increase of $15,808 thousand or 21.8% from last year’s revenue of $72,497 thousand. The increase in revenue was primarily due to a combination of both higher sales volume and higher average fuel sales prices. Fuel sales volume was 72.3 million gallons in the third quarter of fiscal 2004, an increase of 9.1 million gallons from the same period of fiscal 2003 equating to an increase in sales revenue of $10.4 million. The increase in sales volume was spread throughout its existing customer base of commercial airlines as well as increased sales to corporate aviation customers, which includes sales to companies providing fractional shares of corporate jet ownership and usage. The average sales price in the third quarter of fiscal 2004 was $1.220 per gallon, an increase of $0.074 per gallon from the same period of last year equating to an increase in revenue of $5.4 million due to higher average sales prices. The higher average sales price is due to higher worldwide petroleum prices. MercFuel’s revenues represented 70.3% of the Company’s total revenue in the current period compared to 65.3% of the Company’s total revenue in the comparable prior year quarter. MercFuel’s gross margin from fuel sales was $1,506 thousand, or $0.021 per gallon, in the current period compared with $1,670 thousand, or $0.026 per gallon, in the same period last year. The decrease in gross margin was primarily due to lower realized margins for fuel sales in the corporate aviation fractional aircraft ownership market, where the average margin per gallon decreased to $0.074 per gallon in the third quarter of fiscal 2004 on sales volume of 11.8 million gallons from $0.104 per gallon last year on sales volume of 7.1 million gallons.

     The Company’s Air Cargo operations had revenue of $9,729 thousand in the third quarter of fiscal 2004, an increase of $1,333 thousand or 15.8% from revenue of $8,396 thousand in the third quarter of fiscal 2003. The increase in revenue is mainly due to improvements in the cargo management division of $1.3 million. The increased revenue in cargo management is due to increased activity generated by the Mercury World Cargo division, which sells Cargo capacity under Mercury’s own airway bill. Gross margin from Air Cargo operations in the current period decreased by $308 thousand, or 83.7%, to $60 thousand from $368 thousand in the year ago period due primarily to lower margins in Air Cargo’s cargo marketing services division.

     The Company’s Maytag Aircraft segment had revenue of $5,747 thousand in the third quarter of fiscal 2004, a decrease of $243 thousand or 4.1% from revenue of $5,990 thousand in the third quarter of fiscal 2003. The revenue decrease is due to the loss of the segment’s air terminal contract at Eielson Air Force Base in Alaska in fiscal 2003. Gross margin in the current period decreased slightly by $45 thousand or 3.7% to $1,166 thousand from $1,211 thousand last year.

     The Company’s Air Centers business segment had revenue of $23,704 thousand in the third quarter of fiscal year 2004, a decrease of $775 thousand or 3.2% from last year’s third quarter revenue of $24,479 thousand. The revenue decrease was primarily due to lower revenue of $0.6 million in retail fuel sales in the Air Center operations. The Air Centers’ aviation fuel sales volume in the third quarter of fiscal 2004 was 7.5 million gallons with an average sales price of $2.04 per gallon as compared to last year’s third quarter sales volume of 8.0 million gallons with an average sales price of $1.99 per gallon. The higher average sales price was due to higher worldwide petroleum prices. Air Centers’ gross margin decreased by $766 thousand or 26.7% in the current period to $2,104 thousand from $2,870 thousand due to lower fuel volume with little change in the margin per gallon which was 84.7 cents per gallon in the third quarter of fiscal year 2004 as compared to 84.5 cents per gallon in last year’s third quarter.

     Selling, general and administrative expenses in the current quarter increased by $150 thousand, or 5.7%, to $2,798 thousand from $2,648 thousand in last fiscal year’s third quarter due to professional fees associated with the re-audit of the Company’s financial statements for fiscal 2002 and 2001.

     The Company’s provision for bad debts in the third quarter of fiscal 2004 was $361,000, a decrease of $81,000 from the third quarter of fiscal 2003 bad debt expense of $442,000.

     Depreciation and amortization expense was $2,126 thousand in the current period compared to $2,072 thousand a year ago.

     Interest expense and other was $1,674 thousand in the third quarter of fiscal 2004, a decrease of $920 thousand from the same period last year. The decrease was due to the accrual in the third quarter of fiscal 2003 of $916 thousand for the debt premiums associated with the Note.

Nine Months Ended March 31, 2004 Compared to March 31, 2003

     Revenue for the Company for the first nine months of fiscal 2004 was $340,436 thousand, an increase of 2.3% from revenue of $332,884 thousand reported for the first nine months of fiscal 2003. The increase in revenue is due primarily to higher MercFuel revenue of $10,084 thousand. Gross margin decreased by 2.6% to $18,463 thousand in the first nine months of fiscal 2004 from $18,957 thousand reported in the first nine months of fiscal 2003. The decrease in gross margin is due to lower margins in the Air Center and Air Cargo divisions, offset by improved performance at the Company’s Government Contract Services segment.

     MercFuel, the Company’s fuel sales business, generated revenue of $228,195 thousand in the current period, an increase of $10,084 thousand or 4.6% from last year’s revenue of $218,111 thousand. The increase in revenue was due to higher average fuel sales prices offset in part by a reduction in fuel sales volume. Fuel sales volume was 207.5 million gallons in the first nine months of fiscal 2004, a decrease of 13.9 million gallons from the same period of fiscal 2003 equating to a reduction in sales revenue of $13.8 million. The decline in sales volume is due to the cessation of business by National Airlines, Inc. (“National”), a customer of MercFuel since May 1999, on November 6, 2002. Sales volume to National in fiscal 2003, through November 6, 2003, was 28.9 million gallons, resulting in revenue of $24.7 million. The average sales price in the first nine months of fiscal 2004 was $1.10 per gallon, an increase of $0.115 per gallon from the same period of last year equating to an increase in revenue of $23.9 million due to higher average sales prices. The higher average sales price is due to higher worldwide petroleum prices. MercFuel’s revenues represented 67.0% of the Company’s total revenue in the current period compared to 65.6% of revenue in the comparable prior year. MercFuel’s gross margin was $4,806 thousand in the current period compared with $4,741 thousand in the same period last year, of which $0.4 million was generated from sales to National. The average gross margin per gallon sold in the first nine months of fiscal year 2004 was $0.0401 per gallon as compared to $0.0383 for the same period last year. MercFuel’s sales volume in the corporate aviation and fractional aircraft ownership division for the first nine months of fiscal 2004 was 28.5 million gallons, an increase of 7.7 million gallons, or 37.4%, over last year’s sales volume of 20.8 million gallons.

     The Company’s Air Cargo operations had revenue of $29,306 thousand in the first nine months of fiscal 2004, an increase of $4,466 thousand or 18.0% from revenue of $24,840 thousand in the first nine months of fiscal 2003. The increase in revenue is mainly due to improvements in the cargo management division of $3.7 million and in the cargo marketing services division of $0.8 million. The increase in cargo management represents increased activity generated by the Mercury World Cargo division, which sells cargo capacity under Mercury’s own airway bill. Gross margin from Air Cargo operations in the current period decreased by $716 thousand, or 34.6%, to $1,356 thousand from $2,072 thousand in the year ago period due primarily to the accrual of employee severance costs of $0.3 million in fiscal 2004 and lower margins in the cargo marketing services and the warehouse division which decreased $0.7 million and $0.8 million, respectively, partially offset by increased operating margin of $1.1 million for the cargo management division.

     The Company’s Maytag Aircraft segment had revenue of $17,489 thousand in the first nine months of fiscal 2004, a decrease of $1,021 thousand, or 5.2%, from revenue of $18,510 thousand in the first nine months of fiscal 2003. The revenue decrease is primarily due to decreased revenue from Weather Data Services contracts in the amount of $0.4 million and the loss of one refueling contract and one air terminal contract, which generated combined revenue of $0.9 million last year. Gross margin in the current period increased by $549 thousand or 16.3% to $3,909 thousand from $3,360 thousand last year due to the recovery of a wage determination in fiscal 2004 for the Company’s Westover contract and the establishment of a legal reserve in fiscal 2003 for settlement of a labor dispute on the Company’s Patrick Air Force Base contract.

     The Company’s Air Centers business segment had revenue of $69,687 thousand in the first nine months of fiscal 2004, a decrease of $2,500 thousand or 3.5% from last year’s first nine months revenue of $72,187 thousand. The revenue decrease was mainly due to lower revenue of $1.9 million in maintenance activities in the Air Center operations. The Air Centers’ aviation fuel sales revenue for the first nine months of fiscal 2004 also decreased by $454 thousand from last year’s nine month period. The Air Centers’ aviation fuel sales volume in the first nine months of fiscal 2004 was 23.3 million gallons with an average sales price of $1.96 per gallon as compared to last year’s first nine months sales volume of 25.2 million gallons with an average sales price of $1.83 per gallon. The higher average sales price was mainly due to slightly higher worldwide petroleum prices. Air Center’s gross margin decreased by $392 thousand or 4.5% in the current period to $8,392 thousand from $8,784 thousand.

     Selling, general and administrative expenses for the year decreased by $51 thousand, or 0.7%, to $7,838 thousand from $7,889 thousand in last year’s first nine months primarily due to a $318 thousand expense relating to the extension of the term for certain stock options in the prior year. This is offset by expenses associated with the re-audit of the Company’s financial statements.

     Provision for bad debts was $421 thousand in the current period, compared to $1,201 thousand from the prior year. The reduction reflects better than expected customer collections experience in fiscal 2004, despite the higher average aviation fuel prices.

     Depreciation and amortization expense was $6,405 thousand in the current period compared to $6,121 thousand a year ago.

     Interest expense and other was $5,954 thousand in the first nine months of fiscal 2004, an increase of $495 thousand from the same period last year. This increase is due in part to the accrual for the debt premiums associated with the Senior Subordinated Note and the increased debt servicing costs associated with the Company’s Senior Secured Credit Facility entered into on December 30, 2002 as compared with the Company’s previous Senior Secured Credit Facility. In fiscal year 2004, the Company accrued $1,150 for these debt premiums as compared to $916 thousand accrued during the first nine months of fiscal year 2003.

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

     The Company wrote off unamortized deferred financing costs of $1,773 thousand in the first nine months of fiscal 2003 due to the Company’s debt restructuring in December 2002.

     The settlement cost of $1,799 thousand recognized by the Company in the second quarter of fiscal 2004 is not deductible in determining taxable income resulting in a permanent book to tax difference. As a result, the Company’s taxable loss is lower than the book loss before income tax benefit for the nine month period ended March 31, 2004 by $1,799 thousand reducing the Company’s income tax benefit in fiscal 2004 by $612 thousand.

Liquidity and Capital Resources

     As of March 31, 2004, the Company’s cash and cash equivalents were $1.8 million, a decrease of $1.0 million as compared to cash and cash equivalents of $2.8 million as of June 30, 2003.

     Cash provided by operating activities for the nine-month period ended March 31, 2004 was $327 thousand as compared to cash provided by operating activities of $3,252 thousand in the first nine months of fiscal 2003. The change in operating assets and liabilities for the first nine months of fiscal 2004 resulted in a use of cash from operating activities of $5.6 million as compared to a use of cash from operating activities of $4.9 million in the first nine months of fiscal 2003, which reflects a payment of $4.5 million for income taxes primarily due to the sale of the Bedford FBO. The current year’s operating liabilities reflect an accrual of $2.9 for debt premiums which will be reversed during the fourth quarter of fiscal 2004, following the repayment of all obligations associated with the Note from the proceeds generated by the sale of the FBO division.

     During the first nine months of fiscal 2004, the Company used $4.1 million in investing activities primarily due to capital expenditures of $4.7 million of which $3.8 million was associated with the Air Centers, partially offset by a $0.8 million reduction in notes receivable. This compares to cash used by investing activities of $1.1 million during the first nine months of fiscal 2003 resulting from the reduction in restricted cash of $3.7 million, established to pay for the estimated income tax obligation from the sale of the Bedford FBO, offset by capital expenditures of $4.0 million of which $3.6 million was associated with the Air Centers. In addition, in fiscal 2003, the Company invested $1 million in the acquisition of Canyon Fuel’s business, an aviation fuel resale business. The Company’s financing activities provided $2.7 million during the first nine months primarily associated with the drawings on the Company’s revolving line of credit to meet working capital requirements, as compared to net cash used by financing activities for the first nine months of fiscal 2003 of $1.8 million.

     On December 30, 2002, the Company entered into a loan and security agreement with Foothill Capital Corporation (“Foothill”), now known as Wells Fargo Foothill Corporation, a division of Wells Fargo Bank (the “Facility”), as agent for the lenders’ party thereto, refinancing its senior collateralized credit facilities for a five-year term. In addition, the Company and J.H. Whitney Co. Mezzanine Fund entered into agreements amending the terms of the subordinated note (the “Whitney Note”), which was to mature on December 31, 2005. The initial funding from the facility and the amendments to the subordinated note was completed on December 30, 2002.

     The Facility consists of up to $42.5 million in revolving and term loans. The outstanding principal on the term loan as of March 31, 2004 was $9.5 million, while the revolving loan is for an amount not to exceed 85% of Eligible Accounts Receivable (as defined in the loan agreement), subject to certain limitations. The term loan is payable in $1.0 million installments each April 1 and October 1, beginning April 1, 2003 and in $0.5 million installments each July 1 and December 31, until paid in full. Amounts repaid under the term loan increase the maximum availability under the revolving loan. The Facility also provides for the issuance of certain letters of credit. The terms of the Facility require that the Company maintain a minimum availability on the revolving line of credit of $2.5 million. As of March 31, 2004, the Company had $3.4 million of availability on the revolving line of credit.

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

     On December 5, 2003, as amended on February 16, 2004, the Company and its lenders under the Facility executed the Fifth Amendment to the Loan and Security Agreement and Forbearance Agreement (the “Forbearance Agreement”). Among other things, the Company requested the lenders and the lenders agreed to forbear from exercising their rights and remedies under the Facility for the following events of default, as defined in the Loan and Security Agreement: (1) the Company’s failure to deliver its annual audited financial statements for fiscal 2003 within the prescribed time-frame allowed; (2) the formation of a subsidiary, Mercury Air Center — Long Beach, without the prior consent of the lenders; (3) the Company’s failure to deliver supplemental schedules to J. H. Whitney as required under the terms of the $24 million Senior Secured 12% Note; and (4) the Company’s failure to achieve the EBITDA financial covenant for the twelve-month period ended December 31, 2003. The Forbearance Agreement, as amended, states that the lenders agree, for a limited time but no later than April 14, 2004, to forbear from exercising their rights and remedies under the Senior Secured Credit Facility with respect to the events of default noted above.

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

     On April 12, 2004, upon approval from the Company’s shareholders at the Annual Shareholders’ Meeting, the Company sold all of the outstanding common stock owned by it in Air Centers, which represented 100% of the then outstanding common stock in Air Centers, to Allied with the Company receiving total consideration for the sale in cash at closing of $76,349,000 (the “FBO Sale”). The final amount of the total consideration to be received by the Company from the FBO Sale is dependent upon the determination of the amount of Air Centers’ net working capital at the time of closing. In accordance with the terms of the Stock Purchase Agreement entered into by the Company and Allied on October 28, 2003, as amended from time to time, the Company and Allied agreed to the extent Air Centers’ actual net working capital at closing exceeded $3,586,000, Allied is obligated to pay the Company the excess amount or to the extent Air Center’s net working capital is less than $3,586,000, the Company is obligated to pay Allied the deficiency.

     The Company expects to report a net gain on the sale of the business segment in the Company’s fourth quarter of fiscal 2004 in addition to reversing excess debt premium cost reserves associated with the Company’s $24 million senior subordinated note.

     The proceeds from the FBO Sale were used to: 1) prepay the outstanding principal on the Facility due Foothill, comprised of both a term loan and a revolving credit facility, in the amount of $13,255,000; 2) pay accrued interest and fees associated with the Facility of $203,000; 3) establish a cash collateral with Foothill in the amount of $16,031,000 in support of issued and outstanding letters of credit issued under the terms of the Facility; 4) prepay the outstanding principal, including the amount of accumulated PIK interest, on the Note of $24,120,000 to Allied; 5) pay accrued interest and fees associated with the Note of $141,000; 6) prepay the outstanding principal, including the amount of accumulated PIK interest, on the Hambro Notes in the amount of $3,695,000; 7) pay accrued interest on the Hambro Notes in the amount of $15,000; 8) establish an escrow account associated with Hartsfield International Airport FBO in Atlanta in the amount of $8,270,000 to be distributed to the Company, either in whole or in part under certain conditions, over a period not to exceed five years from the date of closing; and 9) pay for transaction related fees and expenses of $1,324,000. After satisfying the obligations noted above, the Company received $9,295,000.

     The total amount of principal on long term debt, both current and non-current amounts, repaid by the Company with the proceeds from the FBO Sale was $41,070,000. Upon the repayment of the long term debt detailed above, the Company’s remaining outstanding principal of long term debt was $17,960,000, of which $14,000,000 is associated with the tax exempt bonds issued pursuant to a loan agreement between the Company and the California Economic Development Financing Authority (the CEDFA Bonds”). The CEDFA

Bonds carry a variable rate of interest which is based on a weekly remarketing of the bonds and are collateralized by a letter of credit issued by Wells Fargo Bank. The rate of interest at April 28, 2004 was 1.15% per annum.

     With the prepayment of all of the obligations associated with the Facility, the Company satisfied all of the conditions established in the Forbearance Agreement.

     Petroleum product prices, including aviation fuel prices, have risen to historically high levels due primarily to an increase in world-wide petroleum product consumption and instability in the Middle East. The increased aviation fuel prices have resulted in an increase in the Company’s trade receivables for many of the Company’s customers. If aviation fuel prices maintain these recent high levels for an extended period of time and the Company’s customers are unable to pass on the increased fuel costs to their customers, the Company may experience longer collection periods and/or higher uncollectible amounts from certain customers. This would result in reduced cash availability adversely affecting the Company’s ability to pay its fuel suppliers on a timely basis.

     The Company is currently evaluating new credit facilities to support the Company’s expansion of its remaining three business lines and to support the Company’s Letters of Credit requirements thereby releasing the cash collateral of approximately $16 million to be used for working capital requirements and general corporate purposes.

     In January 2004, Maytag Aircraft was awarded the United States Air Mobility Command (AMC) contract to provide Air Terminal and Ground Handling Services at Kuwait International Airport. Under the terms of the contract, Maytag Aircraft will provide air terminal and ground handling services for the Air Mobility Command, working U.S. Government owned or operated aircraft and U.S. Government sponsored foreign aircraft requiring such services at Kuwait International Airport/Al Mubarek Air Base. This contract is effective April 1, 2004 through September 30, 2004 with four one-year option periods making the full term of this $18 million contract effective through September 30, 2008. This contract represents a continuum of air terminal and ground handling services provided by Maytag Aircraft Corporation to AMC since August of 2000. The services include operating the air terminal operations center (information control, load planning, capability forecasting, and ramp coordination), and providing aircraft services (cargo processing, aircraft loading and unloading, cleaning, and catering), ground services (marshalling, material handling, baggage handling, and all related connect/disconnect services), passenger services, information systems, and equipment maintenance.

Critical Accounting Policies

     Management’s beliefs regarding critical accounting policies have not changed significantly from those discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     There has been no material change during the nine months ended March 31, 2004 from the disclosures regarding market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Based on evaluations as of March 31, 2004, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     On April 16, 2003, the Plan Committee of Shuttle America Corporation filed an Adversary Proceeding in the United States Bankruptcy Court, District of Connecticut alleging preferential transfers in the amount of $995,000. The Company believes that it has significant defenses in this matter. The Company filed its answer on May 15, 2003. On February 19, 2004, the Bankruptcy Court approved a settlement agreement whereby the Company will pay Shuttle America Corporation $40,000 in three equal monthly installment payments of $13,333 starting in February 2004. These payments were fully accrued by the Company at March 31, 2004.

     In December 2001, a jury returned its verdict on Michael Marigny’s (“Plaintiff”) cause of action for retaliation in violation of California Fair Employment and Housing Act in favor of Defendant, Mercury, but awarded damages in the amount of $15,000 for Plaintiff’s cause of action for intentional infliction of emotional distress. In February 2002, Plaintiff filed a notice of appeal with the Second Appellate Court (“Court”). The Court ruled on this appeal in August of 2003 affirming in part and reversed in part the judgment and the case was remanded for retrial. On March 31, 2004 the Company entered into a settlement agreement in this case for the payment of $200,000 which was paid in April 2004. This settlement was accrued by the Company in the financial statements for the quarterly period ended March 31, 2004.

     On December 5, 2003, the Company terminated its Chief Operating Officer of Mercury Air Cargo. This former employee claimed one year’s salary, (approximately $170,000), and other damages as a result of the termination. On December 31, 2003, he filed notice of demand for mediation. On March 9, 2004 the Company entered into a Confidential Settlement Agreement and Mutual Release with this former employee. In the opinion of management, the terms of the Confidential Settlement Agreement will not have a material effect on the Company’s consolidated financial position. This settlement was accrued by the Company in the financial statements for the quarterly period ended March 31, 2004.

     On February 28, 2004 the Company received a demand notice from counsel for the former General Manager of a Mercury Air Center FBO location for damages in the amount of $500,000 as a result of his termination of employment. The Company is in the process of responding to the demand. In the opinion of management, the ultimate resolution of this matter will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows

     On March 16, 2004 the Company received a demand notice from counsel for the former General Manager of Mercury Air Cargo’s SkyNet Division for damages in the amount of approximately $82,500 arising out of his termination of employment. The Company has entered into a confidential settlement agreement. In the opinion of management, the settlement of this matter will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

     Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and to the Company’s Quarterly Reports on Form 10-Q for the period ended September 30, 2003 for additional legal matters with respect to which no material developments have occurred in the current quarter.

     The Company is also a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on the Company’s consolidated financial position.

Item 2. Change in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share (or	Announced Plans or	Purchased Under the
Period	Purchased	Unit)	Programs	Plans or Programs

Month #1 January 1, 2004 to January 31, 2004	0	N/A	N/A	N/A
Month #2 February 1, 2004 to February 29, 2004	0	N/A	N/A	N/A
Month #3 March 1, 2004 to March 31, 2004	0	N/A	N/A	N/A
Total

Item 3. Default Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     On April 12, 2004 the Company held its annual meeting of shareholders.

     All of the Company’s directors were re-elected at the meeting by the following votes:

			Abstain or
Name	For	Against	Broker Non-Vote

Dr. Philip Fagan, Jr	2,755,293	374,809	-0-
Joseph A. Czyzyk	2,955,543	174,559	-0-
Frederick H. Kopko	3,005,572	124,530	-0-
Gary J. Feracota	3,005,945	124,157	-0-
Sergei Kouzmine	2,986,775	143,327	-0-
Michael J. Janowiak	3,005,945	124,157	-0-
Angelo Pusateri	3,012,936	117,166	-0-

     In addition, the proposal seeking approval for the sale of the Company’s FBO business to Allied Corporation was adopted by the following votes:

For	Against	Abstain or Broker Non-Vote

2,166,532	54,690	1,255

     Also submitted to a vote, was the proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending June 30, 2004:

For	Against	Abstain or Broker Non-Vote

3,098,674	23,472	3,385

Item 5. Other Information

     None

Item 6. Exhibits and Exhibit List

     (a)  Exhibits and Reports on Form 8-K:

Exhibit
No.	Description

2.1	Agreement and Plan of Merger adopted January 9, 2001.(17)
2.2	Certificate of Merger.(17)
2.3	Stock Purchase Agreement Dated as of October 28, 2003. By and Among Allied Capital Corporation, Mercury Air Centers, Inc. and Mercury Air Group, Inc.(28)
3.1	Certificate of Incorporation.(17)
3.2	Amended and Restated Bylaws of Mercury Air Group, Inc. adopted December 7, 2002.(25)
3.3	Certificate of Designations of Series A 8% Cumulative Convertible Preferred Stock.(27)
4.1	Loan Agreement between California Economic Development Financing Authority and Mercury Air Group, Inc. relating to $19,000,000 California Economic Development Financing Authority Variable Rate Demand Airport Facilities Revenue Bonds, Series 1998 (Mercury Air Group, Inc. Project) dated as of April 1, 1998.(2)
4.2	Securities Purchase Agreement dated September 10, 1999 by and among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(12)
4.3	Amendment No. 1 dated as of September 30, 2000 by and between J.H. Whitney Mezzanine, L.P. and Mercury Air Group, Inc. to the Securities Agreement.(16)
4.4	Waiver and Consent Agreement dated as of December 29, 2000 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(17)
4.5	Waiver and Consent Agreement dated as of July 2, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(18)
4.6	Waiver Agreement dated as of September 25, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(18)
4.7	Amendment No. 2 dated as of September 30, 2001 by and between J.H. Whitney Mezzanine Fund, L.P. and Mercury Air Group, Inc. to the Securities Purchase Agreement.(19)
4.8	Waiver Agreement dated as of November 26, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine, L.P.(21)
4.9	Waiver Agreement dated as of December 21, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine, L.P.(21)
4.10	Waiver Agreement dated as of June 26, 2002 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine, L.P.(24)
4.11	Amendment No. 3 to Securities Purchase Agreement by and between Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P. dated as of December 30, 2002.(26)
4.12	Amended and Restated J.H. Whitney Mezzanine Fund, L.P. Warrant dated September 10, 1999.(26)
4.13	Amended and Restated J.H. Whitney Mezzanine Fund, L.P. Senior Subordinated Promissory Note dated September 10, 1999.(26)
4.14	Security Agreement by and between Mercury Air Group, Inc. and each of its subsidiaries hereto as Obligors and J.H. Whitney Mezzanine Fund, L.P. as the Lenders, dated as of December 30, 2002.(26)
4.15	Subordination Agreement among J.H. Whitney Mezzanine Fund, L.P. Foothill Capital Corporation, as Agent and Mercury Air Group, Inc. and certain of its subsidiaries signatory thereto, dated as of December 30, 2002.(26)
4.16	Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain subsidiaries signatory thereto, dated as of December 30, 2002.(26)
4.17	First Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its subsidiaries, dated March 12, 2003.(30)

Exhibit
No.	Description

4.18	Second Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its subsidiaries, dated March 31, 2003.(30)
4.19	Third Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its subsidiaries, dated July 16, 2003.(30)
4.20	Fourth Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its subsidiaries, dated August 1, 2003.(30)
4.21	Amendment No. 4 to Securities Purchase Agreement by and between Mercury Air Group, Inc. and Allied Capital Corporation, as Assignee of J.H. Whitney Mezzanine Fund, L.P. dated as of October 28, 2003(28)
4.22	Assignment of Note dated as of October 28, 2003 between Allied Capital Corporation and J.H. Whitney Mezzanine Fund, L.P.(28)
4.23	Second Amended and Restated Allied Capital Corporation 12% Senior Subordinated Promissory Note dated September 10, 1999(28)
4.24	Second Amended and Restated Allied Capital Corporation Warrant dated October 28, 2003(28)
4.25	Securities Purchase Agreement dated as of October 28, 2003 by and among J.H. Whitney Mezzanine Fund, L.P. and J.H. Whitney Mezzanine Debt Fund, L.P., Allied Capital Corporation and Mercury Air Group, Inc.(28)
4.26	Second Amended and Restated J.H. Whitney Mezzanine Fund, L.P. Warrant dated October 28, 2003(28)
4.27	Fifth Amendment to Security and Loan Agreement and Forbearance Agreement dated as of December 5, 2003 by and among Wells Fargo Foothill, Mercury Air Group, Inc. and certain of its subsidiaries.(31)
4.28	Amendment to Stock Purchase Agreement by and Among Allied Capital Corporation, Mercury Air Centers, Inc. and Mercury Air Group, Inc. dated as of December 10, 2003.(31)
4.29	Amendment to Stock Purchase Agreement by and Among Allied Capital Corporation, Mercury Air Centers, Inc. and Mercury Air Group, Inc. dated as of January 14, 2004.(31)
4.30	Amendment to Stock Purchase Agreement by and Among Allied Capital Corporation, Mercury Air Centers, Inc. and Mercury Air Group, Inc. dated as of February 13, 2004.
4.31	Amendment letter to Forbearance Term and New Covenant Default dated as of February 16, 2004.
10.1	Mercury Air Group, Inc.’s 1990 Long-Term Incentive Plan.(4)*
10.2	Mercury Air Group, Inc.’s 1990 Directors Stock Option Plan.(1)*
10.3	Memorandum Dated September 15, 1997 regarding Summary of Officer Life Insurance Policies with Benefits Payable to Officers or Their Designated Beneficiaries.(8)*
10.4	Non-Qualified Stock Option Agreement dated March 21, 1996, by and between Frederick H. Kopko and Mercury Air Group, Inc.(6)*
10.5	Mercury Air Group, Inc.’s 1998 Long-Term Incentive Plan.(10)*
10.6	Mercury Air Group, Inc.’s 1998 Directors Stock Option Plan.(10)*
10.7	Revolving Credit and Term Loan Agreement dated as of March 2, 1999 by and among Mercury Air Group, Inc., The Banks listed on Schedule 1 thereto, and The Fleet National Bank f/k/a BankBoston, N.A., as Agent.(11)
10.8	First Amendment to Revolving Credit and Term Loan Agreement dated as of September 10, 1999.(14)
10.9	Second Amendment to Revolving Credit and Term Loan Agreement dated as of March 31, 2000.(14)
10.10	Third Amendment, Waiver and Consent to Revolving Credit and Term Loan Agreement dated as of August 11, 2000.(14)
10.11	The Company’s 401(k) Plan consisting of CNA Trust Corporation. Regional Prototype Defined Contribution Plan and Trust and Adoption Agreement.(14)*
10.12	Employment Agreement dated July 31, 2000 between the Company and Dr. Philip J. Fagan.(15)*
10.13	Fourth Amendment to Revolving Credit and Term Loan Agreement dated as of November 14, 2000.(16)
10.14	Amendment No. 1 to Mercury Air Group, Inc. 1998 Long-Term Incentive Option Plan as of August 22, 2000.(16)*
10.15	Amendment No. 1 to Mercury Air Group, Inc. 1998 Directors Stock Option Plan as of August 22, 2000.(16)*
10.16	Limited Waiver letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 21, 2001.(18)
10.17	Fifth Amendment to Revolving Credit and Term loan Agreement dated as of September 21, 2001.(18)
10.18	Limited Consent letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 30, 2001.(19)
10.20	Limited waiver and Consent to Revolving Credit and Term Loan Agreement dated as of December 31, 2001.(21)
10.21	2002 Management Stock Purchase Plan.(22)
10.22	Amended and Restated Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Joseph A. Czyzyk.(22)*
10.23	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Wayne J. Lovett(22)*
10.24	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and John Enticknap(22)*
10.25	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Mark Coleman(22)*
10.26	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Steven S. Antonoff(22)*
10.27	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Robert Schlax(22)*
10.28	Limited waiver and Consent to Revolving Credit and Term Loan Agreement dated as of June 27, 2002.(24)
10.29	Sale-Leaseback agreement made by and between CFK Realty Partners, LLC and Mercury Air Group, Inc. dated December 15, 2001.(24)

Exhibit
No.	Description

10.30	Amendment to Sale-Leaseback agreement made by and between CFK Realty Partners, LLC and Mercury Air Group, Inc.(24)
10.31	Promissory Note by CFK Partners, LLC in favor of Mercury Air Group, Inc.(24)
10.32	Limited Waiver and Consent to Revolving Credit and Term Loan Agreement dated as June 27, 2002.(24)
10.33	Amendment No. 1 to Amended and Restated Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Joseph A. Czyzyk.*(24)
10.34	Lease dated December 31, 2001 by and between CFK Realty Partners, LLC. and Mercury Air Group, Inc.(30)
10.35	Settlement Agreement dated December 12, 2003 by and among (i) J O Hambro Capital Management Group Limited, (ii) J O Hambro Capital Management Limited, (iii) American Opportunity Trust PLC, (iv) The Trident North Atlantic Fund, and (v) Mercury Air Group, Inc.(29)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
99.1	Partnership Agreement dated as of July 27, 2000 of CFK Partners by and among Philip J. Fagan, M.D., Frederick H. Kopko, Jr. and Joseph A. Czyzyk.(13)

*	Denotes managements’ contract or compensation plan or arrangement.

(1)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 10, 1993 Annual Meeting of Stockholders and is incorporated herein by reference.

(2)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and are incorporated herein by reference.

(3)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-39044 on Form S-2 and are incorporated herein by reference.

(4)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 2, 1992 Annual Meeting of Stockholders.

(5)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-65085 on Form S-1 and are incorporated herein by reference.

(6)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and are incorporated herein by reference.

(7)	All such documents were previously filed as Exhibits to the Company’s Report on Form 8-K filed September 13, 1996 and are incorporated herein by reference.

(8)	Such document was previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997 and is incorporated herein by reference.

(9)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and are incorporated herein by reference.

(10)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 3, 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

(11)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and are incorporated herein by reference.

(12)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 and are incorporated herein by reference.

(13)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on August 11, 2000 and is incorporated herein by reference.

(14)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and is incorporated herein by reference.

(15)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and are incorporated herein by reference.

(16)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and are incorporated herein by reference.

(17)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and are incorporated herein by reference.

(18)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and are incorporated herein by reference.

(19)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and are incorporated herein by reference.

(20)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the November 7, 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

(21)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and are incorporated herein by reference.

(22)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on June 5, 2002 and is incorporated herein by reference.

(23)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on July 11, 2002 and is incorporated herein by reference.

(24)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and are incorporated herein by reference.

(25)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on December 7, 2002 and is incorporated herein by reference.

(26)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on December 30, 2002 and is incorporated herein by reference.

(27)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and are incorporated herein by reference.

(28)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on October 28, 2003 and is incorporated herein by reference.

(29)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on December 12, 2003 and is incorporated herein by reference.

(30)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 and are incorporated herein by reference.

(31)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2003 and are incorporated herein by reference.

(b)	Reports on Form 8-K:

A Form 8-K was filed dated February 17, 2004, reporting on Item 7. Financial Statements and Exhibits, and Item 12. Disclosure of Results of Operations and Financial Condition, as to the financial results of the Company for the three- and six- month periods ended December 31, 2003.

A Form 8-K was filed dated April 12, 2004 reporting on Item 3. Acquisition or Disposition of Assets and Item 7. Financial Statements and Exhibits, as to the closing of the transaction with Allied Corporation for the sale of all of the outstanding shares of stock of the Company’s wholly owned subsidiary Mercury Air Centers, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY AIR GROUP, INC. Registrant

/s/ Joseph Czyzyk

Joseph Czyzyk Chief Executive Officer

/s/ Robert Schlax

Robert Schlax Chief Financial Officer (Principal Financial Officer)

Date: May 14, 2004