Form 10-K
period 2004-06-30
MERCURY AIR GROUP INC
filed 2004-09-28
CIK 52532

UNITED STATES OF AMERICA SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended June 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-71341

Mercury Air Group, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-1800515
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

5456 McConnell Avenue
Los Angeles, California	90066
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:
(310) 827-2737

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock — Par Value $.01	American Stock Exchange
Pacific Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [   ]   No  [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  [X]   No  [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes  [   ]   No  [X]

     As of September 20, 2004, 2,804,855 shares of the Registrant’s Common Stock were outstanding. Of these shares, 953,974 shares were held by persons who may be deemed to be affiliates. The 1,850,911 shares held by non-affiliates as of September 20, 2004 had an aggregate market value (based on the closing price of these shares on the American Stock Exchange of $5.10 per share on September 20, 2004) of $9,439,646. As of September 20, 2004 there were no non-voting shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement which is to be distributed in connection with the Annual Meeting of Stockholders scheduled to be held in November 2004 are incorporated by reference into Part III of this Form 10-K.

(The Exhibit Index May Be Found at Page 29)

PART I

Item 1. Business

     Mercury Air Group, Inc. (the “Company”), a Delaware corporation was organized in 1956 and provides a broad range of services to the aviation industry through three principal operating units which are all wholly owned subsidiaries of the Company: MercFuel, Inc. (“MercFuel”), a Delaware corporation, Mercury Air Cargo, Inc. (“Air Cargo”), a California corporation, and Maytag Aircraft Corporation (“Maytag”), a Colorado corporation. MercFuel’s operations consist of the sale and delivery of fuel, primarily aviation fuel, to domestic and international commercial airlines, fractional jet ownership companies, corporate aviation fleets and air cargo companies. Air Cargo’s operations consist of cargo handling, the sale of cargo capacity on other airlines (“Cargo Space Logistics”), and general cargo sales agent services. Maytag is a provider of governmental contract services performing aircraft refueling and fuel storage operations, base operations support (“BOS”) services, air terminal and ground handling services and weather observation and forecasting services primarily for agencies of the government of the United States of America.

     Through April 12, 2004, the Company operated a fourth operating unit, Mercury Air Centers, Inc. (“Air Centers”). Air Centers’ operations consisted of aviation fuel sales, aircraft refueling operations (“into-plane”), aircraft ground support services, aircraft hangar services, aircraft parking (“aircraft tie-down services”) and aircraft maintenance at certain Air Center locations, known as Fixed Based Operations (“FBO’s”). On April 12, 2004 (the “FBO Sale Closing Date”), following stockholder approval, the Company sold all of Air Centers outstanding common stock to Allied Capital Corporation (“Allied”) for $76,349 thousand subject to adjustments for, among other things, Air Centers’ net working capital as of the FBO Sale Closing Date and the distribution of funds from an escrow account established at closing associated with the Air Centers’ Hartsfield International Airport FBO (the “Hartsfield FBO”). The assets sold through the sale of the stock of Air Centers consist of all of the assets of the Company’s FBO business excluding the Company’s FBO at the Long Beach Airport which the Company has retained and continues to operate. For more detailed information on this transaction (the “FBO Sale”), please refer to the section titled Mercury Air Centers, Inc. included in the Narrative Description of the Business below.

     As used in this Annual Report, the term “Company” or “Mercury” refers to Mercury Air Group, Inc. and, unless the context otherwise requires, its subsidiaries. The Company’s principal executive offices are located at 5456 McConnell Avenue, Los Angeles, California, 90066 and its telephone number is (310) 827-2737.

     This Form 10-K and the information incorporated by reference in it includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may”, “will”, “anticipate”, “estimate”, “expect” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out correct. Factors that impact such forward-looking statements include, but are not limited to, quarterly fluctuations in results; the management of growth; fluctuations in world oil prices or foreign currency; changes in political, economic, regulatory or environmental conditions; the loss of key customers, suppliers or members of senior management; uninsured losses; competition; credit risk associated with accounts receivable; and other risks detailed in this Form 10-K and in our other Securities and Exchange Commission filings. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Narrative Description of the Business

MercFuel, Inc.

     The Company’s fuel sales operations are handled through MercFuel, Inc. which was formed in October 2000 when the Company transferred all of its fuel sale related assets and business activities to MercFuel. MercFuel facilitates the management and distribution of aviation fuel serving as an aviation fuel supplier and logistics manager for its customers, providing a reliable fuel supply operation to its customer base while extending credit, mostly unsecured, to its customers which may not otherwise be available to them if they were to be supplied directly from the major oil companies. MercFuel also serves as a reseller of aviation fuel for major oil companies, affording the oil companies indirect access to certain customers without the credit risk or administrative costs associated with the management of these customer accounts. MercFuel competes based on the quality of its services by offering a combination of reliable and timely supply, fuel supply logistics management, competitive pricing and credit terms, and a real time analysis of the availability, quantity and pricing of fuel at airports and terminals throughout the world. MercFuel works through third party suppliers for fuel storage and into-plane delivery.

     MercFuel is the largest revenue generator for the Company with sales revenue of $322,631 thousand in fiscal 2004, representing 83. 7% of the Company’s total revenue from continuing operations, an increase of $42,495 thousand from fiscal 2003. Sales volume in fiscal 2004 was 278,448 thousand gallons, a reduction of 8,425 thousand gallons, or 2.9% from fiscal 2003. The decline in MercFuel’s sales volume is primarily due to National Airlines, Inc. (“National”) ceasing operations in November 2002.

	Year Ended June 30,
	2004	2003	2002
	(in thousands)
Revenue	$322,631	$280,136	$232,573
Gallons Sold	278,448	286,873	287,651

     The increase in revenue in fiscal 2004, as compared to fiscal 2003, is due to increased aviation fuel prices, driven by the increase in worldwide petroleum product prices, partially offset by the decline in sales volume. MercFuel’s average realized sales price in fiscal 2004 was $1.1587 per gallon as compared to $0.9765 per gallon in fiscal 2003.

     By leveraging its scale of operations, MercFuel is able to obtain credit terms and competitive pricing from its suppliers which may not be afforded MercFuel’s customers on an individual basis. Many of MercFuel’s suppliers, which include some of the major oil companies, have opted either not to directly supply nor extend credit to the customer base MercFuel serves, providing MercFuel with a niche market while providing a sale outlet for MercFuel’s suppliers. This arrangement allows MercFuel to offer more competitive pricing and credit terms to its customers than they would commercially be able to obtain directly from the major oil companies.

     With over 24 years of service in the aviation fuel reselling and distribution industry, MercFuel has established itself as a reliable and price competitive aviation fuel reseller which has resulted in the establishment of significant contracts with commercial air carriers, fractional jet ownership companies and corporate aviation fleet managers. MercFuel’s resale service provides an established distribution network for oil companies worldwide and provides MercFuel’s suppliers indirect access to certain markets and customers while reducing their credit exposure. In addition, MercFuel provides the administrative support required in serving this customer base which would otherwise be required by the major oil companies and assumes the credit risk of supplying this customer base. MercFuel’s experience in the aviation fuel reselling industry allows it to assess those risks in a more effective and efficient manner. For more information on MercFuel’s customers, please refer to the section titled “Major Customers and Foreign Customers” included in this Annual Report on Form 10-K.

     In many cases the small to medium sized commercial air carriers, fractional jet ownership companies and corporate aviation fleet managers are subject to securing aviation fuel supply on the spot fuel market, which can vary significantly on a day-to-day basis. MercFuel provides a 24-hour, 365 days per year single source coordinated distribution system on a national and international basis through its network of over 400 third party supply locations nationally and 1,000 international locations through which customers can purchase fuel. As a result of this integrated network, MercFuel is able to provide its customers with reliable and competitive fuel pricing from airport to airport..

     Through its automated on-line system, MercFuel provides its fractional jet ownership and corporate aviation fleet customers with online pricing, fuel location and ordering information. Accordingly, MercFuel is able to streamline its customers’ fuel purchase process and reduce their administrative costs associated with fuel logistics by providing a single source through which fuel procurement can be arranged and automatically released to the business jet customer.

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

     MercFuel purchases aviation and other petroleum-based fuel at prices that are generally tied to market based formulas from several major oil companies and certain independent and state owned oil companies to meet the requirements of its customers. From time-to-time, MercFuel will commit to purchase a fixed volume of fuel, at a fixed price, over an established period of time to meet selected customers’ purchase requirements at set locations. MercFuel’s payment terms generally range from 10 to 20 days, except for bulk purchases which are generally payable in shorter periods. MercFuel has agreements with certain suppliers under which MercFuel purchases a minimum amount of fuel each month at prices which approximate the market price. MercFuel also makes occasional spot purchases of fuel to take advantage of market differentials. To ensure supply availability, MercFuel maintains limited inventories at various locations. The amount of inventory held at any particular point in time varies depending on market conditions.

     Outside of the United States of America, MercFuel does not maintain fuel inventory, but arranges to have fuel delivered directly to its customers’ aircraft through into-plane arrangements. Domestically, fuel sales are made on either an into-plane basis where fuel is supplied directly into MercFuel’s customers’ aircraft with fuel provided by MercFuel’s supplier or the fuel is delivered from MercFuel’s inventory. While inventory is maintained at multiple locations, inventory levels are maintained at minimum levels.

     If MercFuel’s relationship with any of its key suppliers were to terminate or be temporarily suspended, MercFuel may not be able to obtain sufficient quantity of aviation fuel on competitive terms to meet its customers’ demands. MercFuel may encounter difficulty and/or delays in securing aviation fuel from alternative sources. In addition, financial or supply disruptions encountered by MercFuel’s suppliers could also limit the availability of fuel supplied to MercFuel.

     For the fiscal year ended June 30, 2004, MercFuel’s average cost of fuel was $1.1195 per gallon, an increase of $0.1809 cents per gallon, or 19.2% from fiscal 2003. While MercFuel management believes that currently there are adequate aviation fuel supplies to meet its customers’ needs, events outside of MercFuel’s control have in the past resulted in, and could in the future result in, spot shortages or rapid price changes. Although MercFuel has generally been able to pass through fuel price changes to its customers, extended periods of high fuel costs could adversely affect MercFuel’s ability to purchase fuel in sufficient quantities because of credit limits placed on MercFuel by its fuel suppliers and availability under the Company’s credit facility. In addition, continued high petroleum fuel prices could continue to have an adverse impact on MercFuel’s customers increasing the Company’s credit risk.

Mercury Air Cargo, Inc.

     Air Cargo provides the following services: cargo handling, air cargo logistics services, and general air cargo sales agent services. Air Cargo’s financial performance is highly influenced by changes in the worldwide economy and the amount of import/export business activity. As the general worldwide economy improved during the past fiscal year, Air Cargo experienced increased business activity in each of its primary businesses. Air Cargo’s revenue for the fiscal year ended June 30, 2004 increased 21% from fiscal 2003 to $39,549 thousand, representing 10.3% of the Company’s total revenue from continuing operations. Air Cargo’s gross margin in fiscal 2004 was $1,800 thousand, a decrease of $785 thousand from fiscal 2003. The increase in revenue is primarily due to the operation of Mercury World Cargo, while the decrease in margin is primarily due to the Skynet operations, which ceased operations in May 2004, which had been part of the general sales agent services. For a more detailed explanation of the primary factors contributing to Air Cargo’s financial results, refer to the Management’s Discussion and Analysis comparing the financial results for fiscal 2004 to fiscal 2003 starting on page 15.

     Cargo Handling

     Air Cargo provides domestic and international air cargo handling, airmail handling and bonded warehousing services (collectively “Cargo Handling”). Air Cargo performs cargo handling services at Los Angeles International Airport (LAX), William B. Hartsfield International Airport (ATL — Atlanta, GA), Dorval International Airport (YUL — Montreal, Canada), Mirabel International Airport (YMX — Montreal, Canada) and Lester B. Pearson International Airport (YYZ — Toronto, Canada). In February 2001, Air Cargo subleased the warehouse facility at ATL to Lufthansa Handling under the terms of a ten-year sublease of a 60,600 square foot warehouse and operations area. Air Cargo continues to provide cargo handling at ATL utilizing Lufthansa Handling as a subcontract service provider for the operations. In fiscal 2004, Cargo Handling’s revenue increased to $25,833 thousand, comprising 65.3% of Air Cargo’s revenue.

     Air Cargo provides cargo handling services at three warehouse locations at LAX, making Air Cargo the largest independent cargo handling company at LAX and one of a small number of non-airline air cargo service providers of contractual cargo containerization and palletization for domestic and international airlines as well as cargo airlines at the airport. The largest of Air Cargo’s warehouses at LAX is a 174,000 square foot warehouse (the “Avion Warehouse”), at which the Company completed an extensive renovation of a previously existing airport facility and commenced operations in April 1998. The lease for this warehouse facility is currently scheduled to expire in June 2006.

     Air Cargo competes in the cargo handling business based on the quality and timeliness of the service it provides along with a competitive pricing structure. Long-term growth in the cargo handling business will be realized by continuing to add new customers to its existing cargo handling locations or by increased volume from its existing customer base. During fiscal 2004, Air Cargo executed a new five-year contract with its largest cargo-handling customer, EVA Airways.

     Cargo Logistics Services

     Air Cargo’s air cargo logistics services business (“CLS”) brokers cargo space on flights within the United States and on international flights to Europe, Asia, the Middle East, Australia, Mexico and Central and South America. CLS contracts for bulk cargo space on airlines and sells that space to customers with shipping needs. CLS has an established network of shipping agents who assist in securing cargo for shipment on cargo space purchased from various airlines, and who facilitate the delivery and collection of freight charges for cargo shipped by Air Cargo. In fiscal 2004, CLS’s revenue increased to $8,867 thousand, comprising 22.4% of Air Cargo’s revenue.

     Air Cargo’s contract with South African Airways (“SAA”) to utilize all of SAA’s cargo capacity on its passenger flights from the United States to South Africa was renewed for another year beginning in April 2004. Air Cargo’s one-year commitment for these routes is approximately $4,715 thousand. This contract allows Air Cargo to effectively arrange and schedule cargo shipments and optimize the return to SAA and to its freight forwarders while providing a reasonable margin to Air Cargo.

     Unlike a cargo airline, which operates its own aircraft, Air Cargo’s logistics business arranges for the purchase of cargo space on scheduled flights or supplemental flights at negotiated rates. Air Cargo is thereby able to profit from the sale of air cargo space worldwide without the overhead cost of owning and operating an aircraft. In some instances, Air Cargo has entered into fixed minimum commitments for cargo space resulting in exclusive or preferred rights to broker desirable cargo space profitably. Due to the large volume of cargo space contracted, Air Cargo is able to secure air cargo space at rates lower than an individual freight forwarder could arrange. Air Cargo is then able to pass on these lower rates to its customers and still realize a profit.

     Another service brand under the umbrella of CLS is Mercury World Cargo (“MWC”). Using its Part 135 cargo airline certificate, which qualifies MWC as an airline certified to transport cargo in accordance with Federal Aviation Administration (the “FAA”) and Department of Transportation regulations, MWC is able to enter into interline agreements (contracts between carriers for transportation of cargo) with other airlines worldwide. MWC operates a small plane under this certificate. Using the MWC airway bill (an airway bill is a bill of lading for the airline industry) as the cargo transportation document and the other airlines’ air cargo capacity, MWC is able to provide a service for both freight forwarders and airlines. Effectively, MWC provides a secondary brand to airlines that prefer not to utilize their own brand for discounted freight.

     General Sales Agent Services

     Air Cargo also serves as a general sales agent (“GSA”) directly through its subsidiaries, Hermes Aviation, Inc., Hermes Aviation de Mexico, S.A. de C.V., and Hermes Aviation Canada for airlines in the Far East, Canada, Mexico, Central, and South America and in the United States. In this capacity, Air Cargo sells the transportation of cargo on its clients’ airline flights, using its clients’ own airway bills. Air Cargo earns a commission from the airlines for selling their cargo space. In fiscal 2004, GSA’s revenue increased to $4,849 thousand, comprising 12.3% of Air Cargo’s total revenue. As with its space logistics business, the growth for Air Cargo’s GSA business is not constricted by requirements for physical facilities or by large capital commitments.

Maytag Aircraft Corporation

     Maytag is headquartered in Colorado Springs, Colorado and provides aircraft refueling, air terminal services, base operating support, and weather forecasting and observation services for the government of the United States of America in eighteen countries on four continents. During fiscal 2004, Maytag had revenue of $23,281 thousand, representing 6.0% of the Company’s total consolidated revenue from continuing operations, from twenty-three contracts. As of June 30, 2004, Maytag has twenty-one contracts in effect. For a more detailed explanation of some of the more significant events impacting this business, please refer to the Management’s Discussion and Analysis starting on page 15.

     Aircraft Refueling

     Maytag provides aircraft refueling and related services at eleven military bases in the United States of America, one in Greece, and one in Japan. Maytag’s refueling contracts generally have a term of four years with extension options, with expiration dates ranging from August 2004 to January 2008. One of the contracts, which generated $2,177 thousand in revenue in fiscal 2004, expired on August 31, 2004 without extension or renewal. Under the terms of its refueling contracts, Maytag supplies all necessary personnel and equipment to operate government-owned fuel storage facilities and provides 24-hour per day 365 days-per-year refueling services for a variety of United States of America military and United States of America government contractor aircraft. All fuel handled under these contracts are government owned. In connection with its government contract refueling business, Maytag owns, leases, and operates a fleet of refueling trucks and other support vehicles. For fiscal 2004, the aircraft refueling contracts generated revenue of $8,439 thousand, a decrease of 3.0% from last year’s refueling revenue of $8,703 thousand.

     Air Terminal Services

     Maytag provides air terminal and ground handling services to the government of the United States of America at eighteen locations under five contracts. The contracts cover two U.S. military bases (one each in Japan and Korea) and sixteen international airports in Latin America, Japan, Korea and Kuwait. Air terminal services contracts are generally for a base period of one year, with government options for multiple one-year extension periods. The air terminal contracts are scheduled to expire during September 2004, although management believes the government will exercise its option to extend the contracts for an additional year. Maytag’s multi-site Latin America air terminal contract and Pacific Rim contracts have options to extend through September 2005 and the Kuwait contract has options to extend through September 2008. Air terminal and ground handling services include the loading and unloading of passengers and cargo, transient alert, and flight planning services. For fiscal 2004, the air terminal services contracts generated revenue of $7,675 thousand, a decrease of 6.4% from fiscal 2003 revenue of $8,199 thousand.

     Base Operating Support Services

     Maytag provides base operating support (“BOS”) services, as a subcontractor, at four locations in the United States of America. Under the terms of the subcontracts, Maytag provides multi-function services, including fuel management, traffic management, airfield management, air terminal operations, vehicle operations and maintenance services, and meteorological services. Contract expirations range from September 2004, for which management believes the government will exercise its option to extend the contracts for an additional year, to February 2005, with one to three pre-priced one-year options, except for Westover, which expires in February 2005 and is up for competitive bidding. For fiscal 2004, the BOS contracts generated revenue of $5,963 thousand, an increase of 1.9% from fiscal 2003 revenue of $5,854 thousand.

     Other Business – Weather Data Services

     Maytag provides weather observation and/or forecasting services at five locations within the United States of America pursuant to five contracts (the “Weather Data Contracts”) with the government of the United States of America. The Weather Data contracts are comprised of two weather observation and forecasting contracts and three weather observation contracts. The Weather Data Contracts provide firm fixed prices for specified services and are generally for a base period of one year, with multiple one-year options at the election of the governmental agencies of the United States of America. The Weather Data Contracts for weather observation have an expiration date of September 30, 2004, for which management believes the government will exercise its option to extend the contracts for an additional year in accordance with three pre-priced option years. The Weather Data Contract for weather observation and forecasting within the United States Air Force Academy expires in January 2005 and is scheduled for competitive bid. For fiscal 2004, the Weather Data Contracts generated revenue of $1,165 thousand, a decrease of 27.9% from fiscal 2003 revenue of $1,615 thousand.

     Other Information Regarding Maytag

     All of Maytag’s contracts are subject to competitive bidding. Refueling, air terminal, and weather forecasting contracts are generally awarded to the offeror with the proposal that represents the “best value” to the government. In a “best value” competition, the proposals are evaluated on the basis of price, past performance history of the offeror, and the merit of the technical proposal, creating a more subjective process. Weather Data Contracts are generally awarded to the offeror with the lowest priced technically acceptable proposal.

     Maytag’s contracts are all subject to termination at the discretion of the government of the United States of America in whole or in part. Termination of a contract may occur if the government of the United States of America determines that it is in its best interest to discontinue the contract, in which case closure costs will be paid to the Company. Termination may also occur if Maytag defaults under a contract. The Company has never experienced any such default termination.

     As Maytag’s business activities are associated with government contracts that have set termination dates to enable the government to renew the contracts through a competitive bid process, one of the Company’s business activities is the participation in the preparation and submission of contract bids for contracts currently awarded to the Company and for new contracts that fit the type of activities (refueling, base operating support, air terminal services and weather observation and forecasting) in which the Company is involved. In addition, the governmental agencies have the option to extend the expiration dates of existing contracts at their discretion. Although there can be no assurance, the Company believes the government of the United States of America will exercise all options to extend the contracts. Maytag therefore will have a continuing opportunity to renew the terms of existing contracts as they expire and/or engage in new contract activities through a successful bidding process. However, as the awarding of contracts is based upon the decision of the government agency’s representative for the contract bids submitted, the Company may not be able to retain existing contracts upon expiration and may be unsuccessful in bidding on new contracts.

Mercury Air Centers, Inc.

     On April 12, 2004, upon approval from the Company’s stockholders at the Annual Stockholders’ meeting, the Company sold all of the outstanding common stock of Air Centers, which represented 100% of the then outstanding common stock in Air Centers, to Allied with the Company receiving total consideration for the sale in cash at closing of $76,349 thousand. The final amount of the total consideration to be received by the Company from the FBO Sale is dependent upon the determination of the amount of Air Centers’ net working capital at the time of closing and the distribution of funds from the escrow account established at closing for the Hartsfield FBO (the “Hartsfield Escrow”). In accordance with the terms of the Stock Purchase Agreement (the “Air Centers’ SPA”) entered into by the Company and Allied on October 28, 2003, as amended from time to time, the Company and Allied agreed to the extent Air Centers’ actual net working capital at closing exceeded $3,586 thousand, Allied is obligated to pay the Company the excess amount or to the extent Air Centers’ net working capital is less than $3,586 thousand, the Company is obligated to pay Allied the deficiency. The parties also agreed to deposit $8,270 thousand at closing to establish the Hartsfield Escrow to be distributed to the parties over a period not to exceed five years from the FBO Sale Closing Date dependent upon the award of a new lease at the Hartsfield International Airport in Atlanta for a new FBO. Dependent upon the effective date of the new lease and the terms and conditions of the new lease, the Company may be entitled to all, some or none of the amount deposited into the Hartsfield Escrow at closing.

     The proceeds from the FBO Sale were used to: 1) prepay the outstanding principal on the senior secured loan agreement due Wells Fargo Foothill Company (“the WFF Credit Facility”) comprised of both a term loan and a revolving credit facility, in the amount of $13,255 thousand; 2) pay accrued interest and fees associated with the WFF Credit Facility of $203 thousand; 3) establish a cash collateral account with Wells Fargo Foothill Company (“WFF”) in the amount of $16,031 thousand in support of issued and outstanding letters of credit issued under the terms of the WFF Credit Facility; 4) prepay the outstanding principal, including the amount of accrued interest payable-in-kind (“PIK Interest”), on the $24 million senior subordinated 12% note ( the “Note”) of $24,120 thousand to Allied; 5) pay accrued interest and fees associated with the Note of $141 thousand; 6) prepay the outstanding principal, including the amount of accumulated PIK Interest, on three promissory notes issued by the Company in accordance with a settlement agreement with J O Hambro Capital Management and certain of its affiliates and clients (the “Hambro Notes”) in the amount of $3,695 thousand; 7) pay accrued interest on the Hambro Notes in the amount of $15 thousand; 8) establish the Hartsfield Escrow in the amount of $8,270 thousand; and 9) pay for transaction related fees and expenses of $1,324 thousand. After satisfying the obligations noted above, the Company received cash of $9,295 thousand.

Major Customers and Foreign Customers

     Sales by MercFuel to AirTran Airways and NetJets represented approximately 27.5% and 10.0% of MercFuel’s total revenue, respectively, and 23.0% and 8.4% of the Company’s total consolidated revenue from continuing operations, respectively, for fiscal 2004. During fiscal 2004, EVA Airways Corporation accounted for approximately 12.2% of Air Cargo’s total revenue or 1.3% of the Company’s fiscal 2004 total consolidated revenue from continuing operations. During fiscal 2004, Maytag’s revenue consisted entirely of revenues from governmental agencies of the United States of America, which represented approximately 6.0% of the Company’s total consolidated revenue from continuing operations. No other customer accounted for over 10% of the Company’s total consolidated revenue from continuing operations or 10% of revenues for any of the three business units.

     The Company does business with a number of foreign airlines, principally in the sale of aviation fuels. For the most part, such sales are made within the United States of America and utilize the same assets and generally the same personnel as are utilized in the Company’s domestic business. Revenues related to these foreign airlines amounted to approximately 35%, 31% and 23% of the Company’s total consolidated revenue from continuing operations for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

     National, a customer of MercFuel, ceased operations on November 6, 2002. The Company had been providing fuel to National since May 1999. In December 2000, National filed for Chapter 11 bankruptcy protection and the Company continued to sell fuel to National on a secured basis under the auspices of the bankruptcy court. Sales to National represented approximately 7.3% and 17% of the Company’s consolidated revenue from continuing operations for fiscal 2003 and 2002, respectively. Due to the secured nature of MercFuel’s sales to National, MercFuel incurred virtually no loss due to National’s cessation of operations.

Seasonal Nature of Business

     The Company’s commercial fuel sales operation is seasonal in nature, being relatively stronger during the months of April through December due in part to additional commercial and charter flights during the vacation period and prior to the holiday season. Air Cargo’s business is lower during the months of January and February and increases from March through June and September through December. The cargo business is affected by the fluctuations in international trade. Operations at military facilities are not seasonal but may vary with the needs of the military.

Potential Liability and Insurance

     The Company’s business activities subject it to risk of significant potential liability under federal and state statutes, common law and contractual indemnification agreements. The Company reviews the adequacy of its insurance on an on-going basis. The Company believes it follows generally accepted standards for its lines of business with respect to the purchase of business insurance and risk management practices. The Company purchases airport liability and general and auto liability in amounts which the Company believes are adequate for the risks of its business.

     The Company has also agreed to indemnify, reimburse and hold harmless Allied and its affiliates from and against certain liabilities in connection with Air Centers’ previous operations and activities. For a description of certain of such indemnification, see Environmental Matters on page 9 and Item 3 Legal Proceedings on page 11. See also page 33 of Exhibit 2.3.

Competition

     MercFuel competes with approximately five independent fuel suppliers, of which the largest is World Fuel Services Corporation. Additionally, MercFuel competes with other aircraft support companies which maintain their own sources of aviation fuel. Many of MercFuel’s competitors have greater financial, technical and marketing resources than the Company. In addition, certain airlines provide cargo services comparable to those furnished by Air Cargo. At LAX, Air Cargo competes with, in addition to the airlines, three non-airline entities with respect to the air cargo handling business. Maytag has many principal competitors with respect to government contracting services, including certain small disadvantaged businesses which receive a ten percent cost advantage with respect to certain bids and set asides of certain contracts. Substantially all of the Company’s services are subject to competitive bidding. The Company competes on the basis of price, quality of service, historical relationships with customers, and credit terms.

Environmental Matters

     The Company must continuously comply with federal, state and local environmental statutes and regulations associated with its fuel storage tanks and fueling operations. These requirements include, among other things, tank and pipe testing for integrity and soil sampling for evidence of leaking and remediation of detected leaks and spills. As a result of the FBO Sale, the number of locations in which this type of environmental compliance applies has been reduced to one.

     In early 2001, the Company agreed to provide certain environmental remediation on property formerly leased by the Company in Anaheim, California. The Company terminated operations on this leased property in fiscal 1987 at which time a closure letter was in effect. The Company installed an approved remediation system including but not limited to soil vapor extraction and monitoring wells, and incurred costs of approximately $530,000 through June 30, 2004. On July 30, 2004 the Company received notice that no further remediation action was required from the California Regional Water Quality Board.

     On May 1, 2002, the Company received a Notice of Violation (“NOV”) from the United States Environmental Protection Agency, Region 5 (the “EPA”) for Air Centers’ Fort Wayne, Indiana FBO facility alleging that the Company’s Spill Prevention, Control and Countermeasure Plan (“SPCC Plan”) did not meet certain federal regulations. On March 14, 2003, the Company received an NOV from the EPA alleging certain deficiencies in the SPCC Plan for Air Centers’ Fort Wayne, Indiana FBO facility, submitted to the EPA in November 2002. The Company believes that it has resolved all deficiencies except for alleged deficiencies related to: 1) secondary containment for refueling trucks, and 2) secondary containment for discrete fuel loading areas. Pursuant to an agreement detailed in a letter submitted to the EPA on April 16, 2003, the Company has been permitted to suspend modifications to its SPCC Plan regarding the installation of secondary containment for its refueling trucks, pending resolution of federal regulatory issues associated with secondary containment for such trucks. The EPA has also extended national compliance with regulations related to discrete loading areas until August 17, 2004. Further, the EPA announced in a Federal Register notice dated June 28, 2004, 69 Fed. Reg. 38297 that the EPA is considering a proposal to amend 40 CFR 112 to address, among other things, the “applicability of the rule to mobile/portable containers.”

     The Air Centers’ SPA provides that the Company is responsible for compliance, for a period of eighteen months subsequent to the FBO Closing Date, for any required secondary containment (as the term is defined in the Air Centers’ SPA) required by any applicable governmental authority requiring secondary containment pursuant to Environmental Law for extended or overnight fuel truck parking at any FBO comprising the FBO business on the FBO Closing Date. In the opinion of management, the ultimate resolution of this matter is not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

     There has been no material negative impact on the Company’s earnings or competitive position in performing such compliance and related remediation work. The Company knows of no other basis for any notice of violation or cease and abatement proceeding by any governmental agency as a result of failure to comply with applicable environmental laws and regulations.

Employees

     As of July 31, 2004, the Company employed 810 full-time and 239 part-time persons in the following operating units: MercFuel, forty one full-time and four part-time persons; Corporate, thirty-four full-time and one part-time person; Air Cargo operations, 465 full-time and ninety-one part-time persons; and Maytag, 270 full-time and 143 part-time persons. Maytag has collective bargaining agreements which affect approximately 258 employees in its weather and base support operations. Air Cargo has collective bargaining agreements which affect approximately ninety-two employees in its ground handling operations. Management believes that, in general, wages, hours, fringe benefits and other conditions of employment offered throughout the Company’s operations are at least equivalent to those found elsewhere in its industry and that its general relationships with its employees is satisfactory.

Item 2. Properties.

     Listed below are the significant properties leased or owned by the Company as of June 30, 2004:

	LEASED	ANNUAL	EXPIRATION	ACTIVITIES	FACILITY
LOCATION	OR OWNED	RENTAL	OF LEASE	AT FACILITY	DESCRIPTION
CORPORATE HEADQUARTERS	Leased	$440,000	December 2021	Executive	22,500 sq. ft.
5456 McConnell Avenue				and support	building and parking
Los Angeles, CA(1)				personnel offices	space

MAYTAG OPERATIONS 6145 Lehman Drive	Owned	N/A	N/A	Landlord, executive and support	8,000 sq. ft. of offices
Suite 300				personnel offices
Colorado Springs, CO(2)

LOS ANGELES INT’L AIRPORT	Leased	$823,000	December 2004	Cargo hangar, with	70,245 sq. ft. of
6851 W. Imperial Highway,				offices and	offices and cargo
Los Angeles, CA				executive offices	warehouse facility on
				rented to customers	5.4 acres
600 Avion Drive	Leased	$3,006,000	June 2006	Cargo handling	206,120 sq. ft. of
Los Angeles, CA				warehouse with	offices and cargo
				offices	warehouse facility

ATLANTA-HARTSFIELD	Leased	$924,000	January 2011	Landlord, cargo	60,597 sq. ft. of
Cargo Building “A”				handling warehouse	cargo warehouse
South Cargo Area				with offices	facility with 9,785
sq. ft. of office
space on 2.4 acres of
land

LONG BEACH OPERATION	Leased	$101,000	August 2013	Service and	5,100 sq. ft. of
4100 Donald Douglas Drive				refueling of	offices and hangar
Long Beach, CA				commercial and	space
private aircraft

LESTER B. PEARSON INT’L AIRPORT	Leased	$858,000	November 2010	Cargo handling	5,670 sq. ft. office
Vista Cargo Center				warehouse with	space and 50,342 sq.
6500 Silver Dart, Toronto				offices	ft. of warehouse space

DORVAL INT’L AIRPORT	Leased	$599,000	November 2007	Cargo handling	51,000 sq. ft.
800 Stuart Graham Blvd.				warehouse with	warehouse and 2,432
South Dorval, Quebec				offices	sq. ft. of office
space

MIRABEL INT’L AIRPORT 12005, Rue Cargo	Leased	$21,000	August 2005	Cargo handling	1,200 sq. ft.
A-3, Suite 102				warehouse with	warehouse and 570 sq.
Mirabel, Quebec				offices	ft. of office space

(1)	This property was sold to CFK Realty Partners, LLC (“CFK Realty”), a related party of the Company at the time of the sale, in January 2002, however, the related assets are still reported on the Company’s books since CFK Realty is deemed to be a special purpose entity (“SPE”) requiring the financial statements of CFK Realty to be consolidated with those of the Company. In July 2004, CFK Realty underwent a restructuring resulting in CFK Realty no longer being considered a related party of the Company. This restructuring did not impact the Company’s consolidated financial statements.

(2)	This property was purchased in May 1995 for $515 thousand and is subject to a first mortgage to U.S. Bank in the sum of $252 thousand at June 30, 2004, repayable with interest at 6.68% in equal monthly installments of approximately $3,024, the last payment due May 2010.

Item 3. Legal Proceedings.

     On May 1, 2002, the Company received a notice of violation (“NOV”) from the Environmental Protection Agency (“EPA”) for Air Centers’ Fort Wayne, Indiana facility alleging that the Company’s spill prevention, control and countermeasure plan (“SPCC Plan”) did not meet certain federal regulations. On March 14, 2003, the Company received an NOV from the EPA alleging certain deficiencies in the Company’s SPCC Plan for Air Centers’ Fort Wayne, Indiana FBO facility submitted to the EPA in November 2002. The Company believes that it has resolved all deficiencies except for alleged deficiencies related to: 1) secondary containment for refueling trucks, and 2)

secondary containment for discrete fuel loading areas. Pursuant to an agreement detailed in a letter submitted to the EPA on April 16, 2003, the Company has been permitted to suspend modifications to its SPCC Plan regarding the installation of secondary containment for its refueling trucks, pending resolution of federal regulatory issues associated with secondary containment for such trucks. The EPA has also extended national compliance with regulations related to discrete loading areas until August 17, 2004. Further, the EPA announced in a Federal Register notice dated June 28, 2004, 69 Fed. Reg. 38297 that the EPA is considering a proposal to amend 40 CFR 112 to address, among other things, the “applicability of the rule to mobile/portable containers.”

     The Air Centers’ SPA provides that the Company shall be responsible for compliance, for a period of eighteen months subsequent to the FBO Sale Closing Date, for any required secondary containment (as the term is defined in the Air Centers’ SPA) required by any applicable governmental authority requiring secondary containment pursuant to environmental law for extended or overnight fuel truck parking at any FBO comprising the Air Centers’ business on the FBO Sale Closing Date. In the opinion of management, the ultimate resolution of this matter is not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

     On February 26, 2003 Robert Bosch filed an action in the United States District Court, Eastern District of New York against Excel Cargo, Inc., a wholly owned subsidiary of the Company, and others seeking $1.5 million in damages for damaged cargo. On June 4, 2003 plaintiff’s counsel agreed to voluntarily dismiss Excel Cargo, Inc., without prejudice, from the lawsuit conditioned on the production of information by Excel Cargo, Inc. To date, plaintiff has not yet followed through. This matter is insured and is being handled by insurance counsel. In the opinion of management, the ultimate resolution of this matter is not expected to have a material effect on the Company’s operating results, cash flows or financial position.

     On April 16, 2003 the Plan Committee of Shuttle America Corp. filed an Adversary Proceeding in the United States Bankruptcy Court, District of Connecticut alleging preferential transfers in the amount of $995,000. The parties reached a settlement agreement, which provided the Company to pay Shuttle America $40,000. The settlement agreement was approved by the bankruptcy court with the Company satisfying, subsequent to the bankruptcy court approval, all outstanding obligations on this matter.

     On July 9, 2003 Central Insurance Company, LTD. filed an action in the United States District Court Central District of California-Western Division, against Air Cargo for damages paid to their assured United Microelectronics Corp in the amount of $335,337. In May, 2004 this matter was dismissed without cost to the Company.

     On November 26, 2003, Signature Flight Support Corporation (“Signature”) filed a complaint against Air Centers and Allied alleging: 1) breach of contract and tortuous interference with contract against Allied; 2) interference with prospective economic advantage against Allied; and 3) unfair business practices against the Company and Allied. Signature filed a similar action in state court in September 2004. The Company believes that the allegations are without merit and is in the process of preparing a response. The Company has agreed to indemnify Allied and its affiliates (including, without limitation Air Centers after the FBO Sale Closing Date), directors, officers, agents, employees and controlling persons from certain liabilities, obligations, losses or expenses to which Allied may become subject as a result of the complaint. On August 4, 2004 the parties participated in a court ordered mediation session and were not able to resolve their differences. In the opinion of management, the ultimate resolution of this complaint will not have a material effect on the Company’s operating results, cash flows or financial position.

     The Company is also a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on the Company’s operating results, cash flows or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company held its annual meeting of stockholders on April 12, 2004. Reference is made to Item 4. Submission of Matters to a Vote of Security Holders included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 for voting results and certain other information regarding the annual meeting.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer of Purchases of Equity Securities.

     The Company’s common stock is listed and traded on the American Stock Exchange (“AMEX”) under the Symbol “MAX”. The table below sets forth, for the quarterly periods indicated, the high and low sales prices per share of common stock during each full quarterly period.

	High	Low
FISCAL 2004:
Quarter ended June 30, 2004	$7.19	$4.58
Quarter ended March 31, 2004	7.19	5.00
Quarter ended December 31, 2003	6.85	4.49
Quarter ended September 30, 2003	7.30	6.20
FISCAL 2003:
Quarter ended June 30, 2003	$8.18	$5.70
Quarter ended March 31, 2003	7.40	6.40
Quarter ended December 31, 2002	8.00	5.00
Quarter ended September 30, 2002	9.10	7.00

     As of September 20, 2004 there were approximately 326 holders of record. The Company has not paid any cash dividends since the fiscal year ended June 30, 1998. On July 29, 2004, the Company entered into a new senior loan agreement with Bank of America, N.A. which contains certain financial covenants that, among other things, limit the amount of annual dividends and stock repurchases to an amount not to exceed $4,600 thousand.

Securities authorized for issuance under Equity Compensation Plans

	Number of securities to be	Weighted-average	Number of securities remaining
	issued upon exercise of	exercise price of	available for future issuance
	outstanding options,	outstanding options,	under equity compensation plans
Plan Category	warrants and rights	warrants and rights	(excl. securities reflected in (a) or (b))
Equity compensation plans approved by security holders	551,473	$10.62	554,097
Equity compensation plans not approved by security holders	3,438	$14.36	0

Total	554,911	$10.63	554,097

     Stock prices have been adjusted retroactively to reflect the effect of the one-for-two reverse stock split that was effective June 18, 2003.

Issuer Purchases of Equity Securities

     The following are the repurchases of the Company’s common stock during the fourth quarter of fiscal 2004:

				(d) Maximum Number (or
			(c) Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	(a) Total Number of		Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	(b) Average Price Paid	Publicly Announced Plans	Purchased Under the
Period	Purchased	per Share (or Unit)	or Programs	Plans or Programs
Month #1 April 1, 2004 to April 30, 2004	14,500	$6.17	N/A	N/A
Month #2 May 1, 2004 to May 31, 2004	0	N/A	N/A	N/A
Month #3 June 1, 2004 to June 30, 2004	0	N/A	N/A	N/A

Total	14,500	$6.17

Item 6. Selected Financial Data.

     The following selected consolidated financial data for each of the five years in the period ended June 30, 2004 have been derived from the Company’s audited consolidated financial statements. Certain reclassifications have been made to reflect the revenues and costs relating to the Air Centers and RPA operations as discontinued operations.

     The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended June 30,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
INCOME STATEMENT DATA
Operating data
Sales and revenues	$385,461	$337,248	$288,925	$378,964	$260,667
Costs and expenses	372,435	324,139	274,657	359,711	238,452

Gross margin	13,026	13,109	14,268	19,253	22,215
Selling, general and administrative expenses	12,885	10,818	11,771	7,929	7,223
Provision for bad debts	506	1,192	1,170	3,665	5,348
Depreciation and amortization	2,828	2,782	3,478	3,942	4,193
Settlement costs	2,414
Interest expense	972	997	1,097	1,455	628
Other (income) expense, net	(318)	97	987	(48)	(124)
Write-off of deferred financing costs		1,773

Income (loss) before income taxes	(6,261)	(4,550)	(4,235)	2,310	4,947
Income tax provision (benefit)	(1,178)	(1,567)	(1,815)	901	2,292

Income (loss) from continuing operations, net of taxes	(5,083)	(2,983)	(2,420)	1,409	2,655
Income (loss) from discontinued operations, net of taxes	(1,803)	185	6,937	1,480	(10)
Gain (loss) on sale of discontinued operations, net of taxes	7,501			(477)
Extraordinary item, net of taxes					(979)

Net income (loss) per share	$615	$(2,798)	$4,517	$2,412	$1,666

Income (loss) per share:
Basic:
From continuing operations, net of taxes	$(1.67)	$(0.92)	$(0.74)	$0.44	$0.81
From discontinued operations, net of taxes	(0.59)	0.06	2.12	0.45
From gain (loss) on sale of discontinued operations, net of taxes	2.45			(0.15)
Extraordinary item, net of taxes					(0.30)

Net income (loss) per share	$0.19	$(0.86)	$1.38	$0.74	$0.51

Diluted:
From continuing operations, net of taxes	$(1.67)	$(0.92)	$(0.72)	$0.42	$0.76
From discontinued operations, net of taxes	(0.59)	0.06	2.07	0.44
From gain (loss) on sale of discontinued operations, net of taxes	2.45			(0.14)
Extraordinary item, net of taxes					(0.26)

Net income (loss) per share	$0.19	$(0.86)	$1.35	$0.72	$0.50

     Please refer to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for additional information regarding certain transactions adversely impacting the Company’s results from continuing operations for fiscal 2004.

	At June 30,
	2004	2003	2002	2001	2000
BALANCE SHEET DATA
Total assets	$105,957	$132,955	$136,214	$152,488	$134,768
Short-term debt (including current portion of long-term debt)	139	4,194	14,677	7,461	6,936
Long-term debt	17,790	25,501	17,516	44,560	42,358
Subordinated debt — current			23,179
Subordinated debt — long-term		23,445		23,030	22,844

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations — Fiscal 2004, 2003 and 2002

     The following tables set forth, for the periods indicated, the revenue and gross margin for each of the Company’s three operating units included in continuing operations, as well as selected other financial statement data.

	Year Ended June 30,
	2004		2003		2002
		% of		% of		% of
		Total		Total		Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues
	($ in thousands)
Revenues:
MercFuel	$322,631	83.7%	$280,136	83.1%	$232,573	80.5%
Air Cargo	39,549	10.3	32,691	9.7	28,124	9.7
Maytag	23,281	6.0	24,421	7.2	28,228	9.8

Total revenues	$385,461	100%	$337,248	100%	$288,925	100%

		% of		% of		% of
		Unit		Unit		Unit
	Amount	Revenues	Amount	Revenues	Amount	Revenues
Gross margin(1):
MercFuel	$6,080	1.9%	$5,926	2.1%	$6,581	2.8%
Air Cargo	1,800	4.6	2,585	8.0	898	3.2
Maytag	5,146	22.1	4,598	18.8	6,789	24.1

Total gross margin	$13,026	3.4%	$13,109	3.9%	$14,268	4.9%

	Year Ended June 30,
	2004		2003		2002
		% of		% of		% of
		Total		Total		Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues
	($ in thousands)
Selling, general and administrative expenses	$12,885	3.3%	$10,818	3.2%	$11,771	4.0%
Provision for bad debts	506	0.1	1,192	0.4	1,170	0.4
Depreciation and amortization	2,828	0.7	2,782	0.8	3,478	1.2
Interest expense and other	654	0.2	1,094	0.3	2,084	0.7
Settlement costs	2,414	0.6
Write off of deferred financing costs			1,773	0.5

Loss from continuing operations before income taxes	(6,261)	(1.6)	(4,550)	(1.3)	(4,235)	(1.4)
Income tax benefit	(1,178)	(0.3)	(1,567)	(0.4)	(1,815)	(0.6)

Loss from continuing operations, net of taxes	(5,083)	(1.3)	(2,983)	(0.9)	(2,420)	(0.8)
Income (loss) from discontinued operations, net of taxes	(1,803)	(0.5)	185	0.1	6,937	2.4
Gain on sale of discontinued operations, net of taxes	7,501	2.0

Net income (loss)	$615	0.2%	$(2,798)	(0.8)%	$4,517	1.6%

(1)	Gross margin as used here and throughout Management’s Discussion and Analysis includes certain selling, general and administrative costs which are charged directly to the operating units, but excludes depreciation and amortization expenses and selling, general and administrative expenses.

Fiscal year ended June 30, 2004 compared to fiscal year ended June 30, 2003

     As a result of the Company’s sale of all of the outstanding stock in Air Centers in April 2004, the Company’s fiscal 2004 financial results are segregated between the results from continuing operations, comprised of the Company’s remaining three business segments, results from discontinued operations and the gain from sale of discontinued operations. The following discussion and analysis will include information on both the results from continuing and discontinued operations.

     The Company reported net income for fiscal 2004 of $615 thousand or $0.19 per basic and diluted share. This compares to a net loss of $2,798 thousand or $0.86 per basic and diluted share for fiscal 2003. The following table reports the segregation between results from continuing operations and discontinued operations for each of the years presented:

	Fiscal 2004	Fiscal 2003
	(in thousands of dollars)
Income (loss) from:
Continuing operations, net of taxes	$(5,083)	$(2,983)
Discontinued operations, net of taxes	(1,803)	185
Sale of discontinued operations, net of taxes	7,501

Net income (loss) per share	$615	$(2,798)

Income (loss) per common share basic and diluted:
Continuing operations, net of taxes	$(1.67)	$(0.92)
Discontinued operations, net of taxes	(0.59)	0.06
Sale of discontinued operations, net of taxes	2.45

Net income (loss) per share	$0.19	$(0.86)

     The loss from continuing operations for fiscal 2004 includes the following significant items, for which additional information will be provided further in this discussion, which adversely affected the income (loss) from continuing operations:

1)	$1,799 thousand net expense associated with the settlement agreement relating to litigation with J O Hambro (the “Hambro Settlement);

2)	$615 thousand net expense associated with the settlement agreement with David H. Murdock and related parties (collectively “Murdock”):

3)	$1,680 thousand expense for contractual termination benefits paid to the chairman of the board of directors upon his retirement as chairman and director.

     MercFuel, the Company’s aviation fuel sales operation, generated revenue in fiscal 2004 of $322,631 thousand on sales volume of 278,448 thousand gallons, as compared to revenue of $280,136 thousand on sales volume of 286,873 thousand gallons last year. Following is a comparison of MercFuel’s sales information for fiscal 2004 and 2003:

	Fiscal 2004	Fiscal 2003
Commercial Sales
Revenue ($000)	$252,824	$233,425
Volume (thousand gallons)	239,244	258,455
Corporate Aviation/Fractional Jet
Revenue ($000)	$69,808	$46,712
Volume (thousand gallons)	39,204	28,418
MercFuel Total
Revenue ($000)	$322,631	$280,136
Volume (thousand gallons)	278,448	286,873
Gross margin ($000)	$6,080	$5,926

     Revenue for MercFuel’s commercial segment increased $19,399 thousand in fiscal 2004 to $252,824 thousand on sales volume of 239,244 thousand gallons. The increased revenue for the commercial segment is due to higher average petroleum product prices resulting from concerns of oil supply disruptions due to the Iraq war and from increased worldwide demand for petroleum products due to an improving worldwide economy. MercFuel’s commercial segment’s average sales price in fiscal 2004 increased 17.0% over fiscal 2003’s average sales price. The increased average sales price in fiscal 2004, as compared to fiscal 2003, represents increased revenue of approximately $36,700 thousand. MercFuel’s commercial sales volume decreased in fiscal 2004 to 239,244 thousand gallons, a reduction of 19,211 thousand gallons, or 7.4%, from MercFuel’s fiscal 2003 commercial sales volume of 258,455 thousand. The reduced sales volume in fiscal 2004 is due to the cessation of business in fiscal 2003 by National. MercFuel was supplying aviation fuel to National on a secured basis under the auspices of the bankruptcy court through November 6, 2002, the day National announced it was ceasing operations. MercFuel’s sales to National in fiscal 2003 through November 6, 2002 were $24,737 thousand on 28,966 thousand gallons.

     Revenue for MercFuel’s corporate/fractional jet ownership segment was $69,808 thousand on sales volume of 39,204 thousand gallons, an increase of $23,096 thousand, or 49.4%, and 10,786 thousand gallons, or 38.0%, from fiscal 2003 revenue of $46,712 thousand on sales volume of 28,418 thousand gallons. The increase in sales revenue is due to the increase in worldwide petroleum product prices, increased use of private aircraft for both business and personal travel and MercFuel’s strategic focus on this business segment. The average sales price for aviation jet fuel in the corporate/fractional jet ownership segment in fiscal 2004 increased 8.3% as compared to fiscal 2003 equating to increased revenue of approximately $5,400 thousand. The increased sales volume equates to an increase in revenue of approximately $17,700 thousand.

     MercFuel’s cost of aviation fuel was $311,709 thousand in fiscal 2004 which represents an increase of 15.8% from MercFuel’s cost of aviation fuel in fiscal 2003 of $269,239 thousand. The average cost of aviation fuel per gallon increased 19.3% in fiscal 2004 to $1.120 per gallon. MercFuel’s operating expenses, excluding the cost of aviation fuel, was $4,842 thousand in fiscal 2004, a reduction of $130 thousand from fiscal 2003 operating expense excluding aviation fuel cost of $4,972 thousand.

     Air Cargo’s revenue was $39,549 thousand in fiscal 2004, an increase of $6,858 thousand, or 21.0%, from fiscal 2003 revenue of $32,691 thousand resulting in gross margin of $1,800 thousand in fiscal 2004, a reduction of $785 thousand from last year’s gross margin of $2,585 thousand.

	Fiscal 2004	Fiscal 2003
Revenue ($000)
Cargo handling	$25,833	$25,243
Cargo logistics services	8,867	3,658
Cargo general sales agent services	4,849	3,790

Air Cargo total	$39,549	$32,691

Gross margin ($000)
Cargo handling	$2,243	$2,748
Cargo logistics services	1,734	618
Cargo general sales agent services	(704)	756
Cargo administrative	(1,473)	(1,537)

Air Cargo total	$1,800	$2,585

     The cargo handling segment reported revenue of $25,833 thousand in fiscal 2004, an increase of $590 thousand, or 2.3%, from fiscal 2003 revenue of $25,243 thousand. Cargo handling’s gross margin in fiscal 2004 was $2,243 thousand, a decrease of $505 thousand from last year’s gross margin of $2,748 thousand. The primary cause of the decline in gross margin is due to increased labor costs at Air Cargo’s Avion warehouse at the Los Angeles International Airport.

     The cargo logistics services segment reported revenue of $8,867 thousand in fiscal 2004, an increase of $5,209 thousand from fiscal 2003 revenue of $3,658 thousand. The increased revenue in fiscal 2004 is due to the increased business activity associated with Air Cargo’s Mercury World Cargo (“MWC”) operation. Cargo logistics services segment’s gross margin in fiscal 2004 increased $1,116 thousand from fiscal 2003 to $1,734 thousand. The increased gross margin is due to the increased business activity associated with MWC and lower payroll related expenses.

     The cargo general sales agent (GSA) services segment reported revenue of $4,849 thousand in fiscal 2004, an increase of $1,059 thousand from fiscal 2003 revenue of $3,790 thousand. The GSA services’ gross margin in fiscal 2004 was a loss of $704 thousand as compared to a profit of $756 thousand in fiscal 2003. The decrease in GSA’s gross margin was associated with GSA’s parcel delivery services, which ceased operations in May 2004.

     Air Cargo’s administrative expenses for fiscal 2004 were $1,473 thousand, a reduction of $64 thousand from last year. The fiscal 2004 expense includes severance expense of $300 thousand associated with the termination of the chief operating officer of Mercury Air Cargo in December 2003.

     Maytag reported revenue of $23,281 thousand in fiscal 2004, a reduction of $1,140 thousand from last year’s revenue of $24,421 thousand. Maytag’s fiscal 2004 gross margin was $5,146 thousand, an increase of $548 thousand from fiscal 2003 gross margin of $4,598.

	Fiscal 2004	Fiscal 2003
Revenue ($000)
Refueling	$8,439	$8,703
Air Terminal	7,675	8,199
BOS	5,963	5,854
Weather Data	1,165	1,615
Other	39	50

Total Maytag	$23,281	$24,421

     The decrease in Maytag’s revenue was due to the non-renewal of one refueling contract in fiscal 2004, one refueling contract during fiscal 2003 and the non-renewal of one air terminal contract in fiscal 2004.

     Maytag’s fiscal 2004 gross margin was $5,146 thousand, an increase of $548 thousand or 11.9% from fiscal 2003 gross margin of $4,598 thousand. The increased gross margin in fiscal 2004 was primarily due to the recovery of wage increases on two contracts in fiscal 2004 of $259 thousand and the settlement of a labor dispute on a BOS contract in fiscal 2003 of $250 thousand.

     Bad debt expense for continuing operations in fiscal 2004 totaled $506 thousand or 0.13% of total revenue from continuing operations as compared to $1,192 thousand or 0.35% of total revenue from continuing operations in fiscal 2003. The Company experienced no significant individual write-offs during either fiscal 2004 or 2003.

     Selling, general and administrative (“G&A”) expenses in fiscal 2004 amounted to $12,885 thousand, an increase of $2,067 thousand or 19% from the fiscal 2003 expense of $10,818 thousand. The G&A expenses for fiscal 2004 includes $1,680 thousand for the severance payment to the retiring chairman of the board of directors and increased audit fees of approximately $311 thousand due to the re-audit of the Company’s financial statements for fiscal 2002 and 2001. The Company expects certain G&A expenses to increase as the Company maintains compliance with the requirements of the Sarbanes-Oxley Act of 2002.

     Depreciation and amortization expense from continuing operations was $2,828 thousand in the current period as compared to $2,782 thousand last year.

     Interest and other expense from continuing operations in the current period was $654 thousand, a decrease of $440 thousand from last year’s interest and other expense from continuing operations of $1,094 thousand.

     The Company incurred settlement expenses of $2,414 thousand in fiscal 2004 associated with two settlements. Of this amount, $1,799 thousand was associated with the Hambro Settlement agreement whereby the parties agreed to the following: 1) Hambro’s agreement to release certain claims against the Company; 2) the Company’s agreement to dismiss certain litigation against Hambro; 3) the Company’s agreement not to initiate certain litigation against Hambro; 4) the reimbursement of certain costs incurred by Hambro associated with pending litigation and the defense preparation; and 5) the purchase of 343,600 shares of the Company’s common stock owned by Hambro. The settlement expense represents the difference between the total amount paid by the Company to Hambro and the trading value of the Company’s common stock purchased on the day the settlement was made. Settlement expense of $615 thousand was associated with the Murdock Settlement whereby the parties agreed: 1) to enter into a mutual release of claims 2) to the payment of $525 thousand to Murdock for reimbursement of all cost, fees and expenses incurred by Murdock in connection with the settlement agreement and the due diligence investigation of the Company’s businesses; and 3) that the Company purchase 150,000 shares of the Company’s common stock owned by Murdock at $6.00 per share. The settlement expense represents the difference between the total amount paid by the Company to Murdock and the trading value of the Company’s common stock purchased on the day the settlement was made.

     In fiscal 2003, as a result of the restructuring of the Company’s long-term debt, the Company incurred debt extinguishment costs of $1,773 thousand. This is comprised of the unamortized portion of the deferred debt issuance costs associated with the previous senior collateralized credit facility and the subordinated note at the time of early extinguishment of this debt and note amendment and expenses incurred associated with other refinancing options that were not completed.

     Total income tax expense for fiscal 2004 was $2,481 thousand, segregated by income taxes on the gain on the sale of Air Centers of $4,816 thousand, or 39.1% of the pre-tax gain, partially offset by an income tax benefit of $1,157 thousand, or 39.1%, on the loss from discontinued operations and by an income tax benefit of $1,178 thousand, or 18.8%, on the loss from continuing operations. This compares to an income tax benefit of $1,470 thousand in fiscal 2003 representing an income benefit of $1,567 thousand, or 34.4%, on the loss from continuing operations partially offset by an income tax expense of $97 thousand, or 34.4%, on the income from discontinued operations. The fiscal 2004 income tax benefit was adversely affected by the non-deductibility for income tax purposes of certain settlement costs incurred by the Company associated with the Hambro Settlement and the Murdock Settlement. The total non-deductible settlement costs in fiscal 2004 were $2,414 thousand.

     On April 12, 2004, upon approval from the Company’s stockholders at the Annual Stockholders’ meeting, the Company sold all of the outstanding common stock of Air Centers, which represented 100% of the then outstanding common stock in Air Centers, to Allied with the Company receiving total consideration for the sale in cash at closing of $76,349 thousand. Accordingly the Company classified all of the business activities associated with the Air Centers and the debt service costs associated with the debt repaid with the proceeds from the sale, as discontinued operations in the financial statements. For fiscal 2004, the Company reported a net loss from discontinued operations of $1,803 thousand, which includes pre-tax operating income from the Air Centers of $3,107 thousand and other expenses, primarily interest expense associated with the debt required to be repaid with the proceeds from the sale, of $6,067 thousand. The net loss from discontinued operations for fiscal 2004 of $1,803 thousand compares to net income of $185 thousand in fiscal 2003. The Air Centers had revenue and gross margin of $72,775 thousand and $7,375 thousand in fiscal 2004, respectively, through the FBO Sale Closing Date as compared to revenue and gross margin of $96,249 thousand and $12,854 thousand, respectively, for the full twelve months of fiscal 2003. Depreciation and amortization expense was $4,169 thousand in fiscal 2004 through the FBO Sale Closing Date as compared to $5,179 thousand for fiscal 2003. Interest expense for the senior secured credit facility and the senior subordinated note for fiscal 2004 was $6,067 thousand as compared to $6,959 thousand in fiscal 2003.

     The Company reported a net gain on the sale of Air Centers of $ 7,501 thousand.

     The Company may experience decreases in future sales volume and margins as a result of deterioration in the world economy, or in the aviation industry, and continued conflicts and instability in the Middle East, Asia and Latin America, as well as a result of potential future terrorist activities and possible military retaliation. In addition, world oil prices have been very volatile over the last several years. The Company expects continued volatility in world oil prices as a result of the instability in the Middle East. Since fuel costs represent a significant part of an airline company’s operating expenses, volatility of fuel prices can adversely affect our customers’ business and consequently our results of operations.

Fiscal year ended June 30, 2003 compared to fiscal year ended June 30, 2002

     Revenue from continuing operations for the Company was $337,248 thousand in fiscal 2003, representing an increase of $48,323 or 16.7% from fiscal 2002 revenue from continuing operations of $288,925 thousand. The increase in revenue was primarily attributable to higher MercFuel revenue due to higher petroleum product commodity prices, resulting in an increase in revenue of $48,195 thousand from fiscal 2002. In addition, Air Cargo had increased revenues of $4,567 thousand. These gains were offset by reduced revenue of $3,807 thousand for Maytag. Gross margin from continuing operations in fiscal 2003 was $13,109 thousand, representing a decline of $1,159 thousand, or 8.1% from the gross margin realized in fiscal 2002 of $14,268 thousand. The lower gross margin is primarily due to lower government contract business activity during fiscal 2003 resulting in reduced gross margin of $2,191 thousand as compared to fiscal 2002.

     MercFuel, the Company’s fuel sales business, generated revenue in fiscal 2003 of $280,136 thousand, an increase of $47,563 thousand or 20.5% from fiscal 2002 revenue of $232,573 thousand. The increase in revenue was due to higher average sales prices offset by a slightly reduced sales volume. The average sales price in fiscal 2003 was $0.977 per gallon, an increase of 20.8% from the fiscal 2002 average sales price of $0.809 per gallon, equating to higher revenue of $48,195 thousand. Fuel sales volume in fiscal 2003 was 286,873 thousand gallons, a decrease of 778 thousand gallons from fiscal 2002 resulting in lower revenue of $629 thousand. The higher average sales price is due to higher average worldwide petroleum product prices.

     National, a customer of MercFuel, ceased operations on November 6, 2002. MercFuel had been providing fuel to National since May 1999. In December 2000, National filed for Chapter 11 bankruptcy protection and the Company continued to sell fuel to National on a secured basis under the auspices of the bankruptcy court. Sales to National for fiscal 2003 through November 5, 2002 were $24,737 thousand on a volume of 28,966 thousand gallons, as compared to $49,085 thousand on a volume of 68,704 thousand gallons for the full twelve months of fiscal 2002. As a result of the secured nature of the transactions, the amount of loss on the cessation of business was negligible.

     MercFuel’s gross margin in fiscal 2003 was $5,926 thousand representing a decline of $655 thousand or 10% from fiscal 2002. The average gross margin per gallon sold in fiscal 2003 was $0.038 per gallon, essentially unchanged from fiscal 2002. The decline in gross margin was primarily due to the lower sales volume.

     The Company’s Air Cargo operations had revenue of $32,691 thousand in fiscal 2003, an increase of $4,567 thousand or 16.2% from the fiscal 2002 revenue of $28,124 thousand. The increase in revenue is attributed to higher revenue in the cargo handling operations, which had increased handling volume due to the west coast dockworkers’ strike and due to improved import/export activity.

     The Air Cargo segment generated gross margin of $2,585 thousand in fiscal year 2003, an increase of $1,687 thousand or 188.9% from last year’s gross margin of $898 thousand, primarily due to the subleasing of the Air Cargo’s Atlanta warehouse facility to Lufthansa Handling starting in March 2002 which improved margins by $1,243 thousand and higher margin of $617 thousand in Cargo Space Logistics.

     Revenue from Maytag, the Company’s government contract services business segment, was $24,421 thousand in fiscal 2003, a decrease of $3,807 thousand or 13.5% from the fiscal 2002 revenue of $28,228 thousand. The decrease in Maytag’s revenue was due to the loss of revenue of $1,396 thousand from the Yokota, Japan contract, which expired in December 2001 at which time Maytag was not awarded the contract renewal as a result of a competitive bid process. In addition, Maytag lost refueling contracts in the prior year which provided $2,061 thousand in revenue for fiscal 2002. In addition, revenue from Weather Data Services contracts decreased during fiscal 2003 by $816 thousand. Air terminal contract revenue of $8,199 thousand in fiscal 2003 revenues increased slightly from $8,112 thousand in fiscal 2002 .

     Maytag had gross margin of $4,598 thousand in fiscal 2003, a decrease of $2,191 thousand or 32.3% from the gross margin of $6,789 realized in fiscal 2002. The decrease in gross margin is primarily attributed to the loss of the Yokota, Japan contract, lower margin on the Kuwait Air Terminal contract and a reserve for a legal settlement of $250 thousand in fiscal 2003.

     Bad debt expense in 2003 totaled $1,192 thousand or 0.35% of total revenue from continuing operations. This represents a $22 thousand increase from fiscal year 2002 bad debt expense of $1,170 thousand which represented 0.40% of fiscal 2002 revenue from continuing operations. The Company experienced no significant individual write-offs during fiscal 2003.

     Selling, general and administrative (“G&A”) expenses decreased in fiscal 2003 to $10,818 thousand, a decrease of $953 thousand or 8.1% from the fiscal 2002 expense of $11,771 thousand due to executive severance costs incurred in fiscal 2002.

     Continuing depreciation and amortization expense was $2,782 thousand in fiscal 2003 as compared to $3,478 thousand in fiscal 2002.

     The Company ceased the amortization of goodwill due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective as of July 1, 2002 which resulted in a decrease in annual amortization expense of $0.4 million from the prior year.

     Interest and other expense from continuing operations in fiscal 2003 was $1,094 thousand, a decrease of $990 thousand from fiscal 2002 interest and other expense from continuing operations of $2,084 thousand. In fiscal 2002, the Company wrote-off the deferred stock offering costs of $985 thousand associated with the planned public and private offering of MercFuel common stock. The Company decided not to undertake the offering due to market uncertainties and general economic conditions at the time.

     As a result of the restructuring of the Company’s long-term debt in fiscal 2003, the Company incurred debt extinguishment costs of $1,773 thousand. This is comprised of the unamortized portion of the deferred debt issuance costs associated with the previous senior collateralized credit facility and the subordinated note at the time of early extinguishment of this debt, and note amendment and expenses incurred associated with other refinancing options that were not completed.

     The effective income tax benefit rate on the loss from continuing operation for fiscal 2003 was 34.4% resulting in an income tax benefit on the loss from continuing operations of $1,567 thousand. This compares to an effective income tax benefit rate on the loss from continuing operations for fiscal 2002 of 42.9% resulting in an income tax benefit of $1,815 thousand. The lower effective income tax benefit rate in fiscal 2003, resulting in a lower income tax benefit, is due to non-deductible expenses for tax purposes and a lower effective state income tax benefit rate.

     The Company reported income from discontinued operations, net of taxes, in fiscal 2003 of $185 thousand as compared to $6,937 thousand in fiscal 2002, which included $5,447 thousand from the gain on the sale of the Bedford FBO. Revenue and gross margin from discontinued operations, which is comprised primarily of Air Centers, was $96,249 thousand and $12,854 thousand in fiscal 2003, respectively, as compared to $94,417 thousand and $13,545 thousand, respectively, in fiscal 2002. Depreciation and amortization expense was $5,179 thousand and $5,780 thousand in fiscal 2003 and fiscal 2002, respectively. Interest expense associated with the senior credit facility and the senior subordinated note was $6,959 thousand in fiscal 2003 as compared to $4,733 thousand in fiscal 2002.

Liquidity and Capital Resources

     On April 12, 2004, after receiving approval from the Company’s stockholders at the Annual Stockholders’ meeting, the Company sold all of the outstanding common stock of Air Centers, which represented 100% of the then outstanding common stock in Air Centers, to Allied with the Company receiving total consideration for the sale in cash at closing of $76,349 thousand (the “FBO Sale”). The final amount of the total consideration to be received by the Company from the FBO Sale is dependent upon, among other things, the determination of the amount of Air Centers’ net working capital at the FBO Sales Closing Date and the distribution of funds from the Hartsfield Escrow. In accordance with the terms of the Air Centers’ SPA, the Company and Allied agreed to the extent Air Centers’ actual net working capital at closing exceeded $3,586 thousand, Allied is obligated to pay the Company the excess amount or to the extent Air Centers’ net working capital is less than $3,586 thousand, the Company is obligated to pay Allied the deficiency. The parties also agreed to deposit $8,270 thousand at closing to establish the Hartsfield Escrow to be distributed to the parties over a period not to exceed five years from the FBO Sale Closing Date dependent upon the award of a new lease at the Hartsfield International Airport in Atlanta for a new FBO. If Air Centers’ is awarded the new lease, dependent upon the effective date and the terms and conditions of the new lease, the Company may be entitled to all, some or none of the amount deposited into the Hartsfield Escrow at closing.

     The proceeds from the FBO Sale were used to: 1) prepay the outstanding principal on the WFF Credit Facility comprised of both a term loan and a revolving credit facility, in the amount of $13,255 thousand; 2) pay accrued interest and fees associated with the WFF Credit Facility of $203 thousand; 3) establish a cash collateral account with WFF in the amount of $16,031 thousand in support of issued and outstanding letters of credit issued under the terms of the WFF Credit Facility; 4) prepay the outstanding principal, including the amount of accrued interest payable-in-kind (“PIK”), on the Note of $24,120 thousand to Allied; 5) pay accrued interest and fees associated with the Note of $141 thousand; 6) prepay the outstanding principal, including the amount of accumulated PIK interest, on the Hambro Notes in the amount of $3,695 thousand; 7) pay accrued interest on the Hambro Notes in the amount of $15 thousand; 8) establish the Hartsfield Escrow in the amount of $8,270 thousand; and 9) pay for transaction related fees and expenses of $1,324 thousand. After satisfying the obligations noted above, the Company received cash of $9,295 thousand.

     As a result of this transaction, the Company significantly reduced its long-term debt and enhanced its financial position. Prior to the FBO Sale, the Company’s outstanding obligations associated with long term debt and the Hambro Notes were $58,714 thousand. Immediately after the FBO Sale transaction, the Company’s long-term debt obligations were reduced to $19,018 thousand. As of June 30, 2004 the outstanding principal amount of long-term debt, including the current portion of long-term debt, was $17,929 thousand.

     As of June 30, 2004, the Company’s unrestricted cash balance was $4,690 thousand, an increase of $1,888 thousand from June 30, 2003.

     Net cash used in operations in fiscal 2004 was $6,039 thousand, which includes the net cash contributed from operations for Air Centers through the FBO Sale Closing Date, as compared to cash provided by operating activities of $4,807 thousand in fiscal 2003. The net cash used in operations for 2004 was primarily due to the net loss from both continuing and discontinuing operations and an increase in the Company’s income tax obligations due to the FBO Sale. In addition, primarily the result of higher petroleum product prices and the resultant increase in trade receivables, the change in operating assets and liabilities in fiscal 2004 required $3,738 thousand of cash.

     Primarily as a result of the FBO Sale, the Company generated $45,463 thousand of cash from investing activities as compared to net cash used in investing activities of $940 thousand in fiscal 2003. Proceeds from the sale of properties and facilities in fiscal 2004 were $73,753 thousand, of which $73,673 thousand were from the FBO Sale. From the FBO sale proceeds, $24,403 thousand was required to be deposited into restricted accounts as collateral for outstanding letters of credit or for the Hartsfield Escrow. The Company also expended $5,020 thousand for capital projects during fiscal 2004, of which $3,836 thousand was invested in Air Centers’ assets.

     The Company used $37,576 thousand in financing activities in fiscal 2004, due to the repayment of outstanding debt with proceeds from the FBO Sale, as compared to the use of $6,784 thousand in financing activities in fiscal 2003. With the proceeds from the FBO Sale, the Company prepaid the outstanding principal amount of debt on the WFF Credit Facility of $13,255 thousand and prepaid the outstanding principal on the Allied Note of $24,120 thousand, including $120 thousand of capitalized interest. The Company also purchased a total of 346,100 shares of outstanding common stock during fiscal 2004 for $1,824 thousand. On December 12, 2003, as part of the settlement agreement entered into between the Company and J O Hambro Capital Management and certain of its affiliates and private clients (“J.O. Hambro”), the Company purchased 343,600 shares of common stock, which were then retired, from J O Hambro valued at $1,787 thousand.

     On December 12, 2003, the Company entered into a settlement agreement (the “Hambro Settlement”) relating to litigation with J O Hambro whereby the Company issued three promissory notes for an aggregate principle amount of $3,586,000 (the “Hambro Notes”) in exchange for the following, among other things: 1) the repurchase of 343,600 shares of the Company’s common stock owned by J O Hambro; 2) reimbursement of certain costs associated with the mutual release of claims; and 3) a standstill agreement associated with the pending lawsuits and anticipated proxy solicitations. The Hambro Notes were: 1) subordinated to the Senior Secured Credit Facility and to the Senior Subordinated Note; 2) due on the earlier of (a) March 31, 2006, provided that if the Senior Secured Credit Facility Matures on December 31, 2007 then such date shall be March 31, 2008 or (b) the ninetieth day following payment in full of the Senior Secured Credit Facility and the termination of commitments for the Senior Secured Lender to provide financing under the Senior Secured Credit Facility; and 3) bear and accrue interest at the rate of 12% per annum commencing on December 31, 2003. On the FBO Sale Closing Date, the Company paid JO Hambro $3,710 thousand as payment for all outstanding obligations associated with the Hambro Notes.

     On July 29, 2004, the Company and Bank of America, N.A. entered into a three-year $30,000,000 revolving line of credit (the “B of A Credit Facility”) collateralized by all of the assets of the Company. The revolving line of credit will be used as collateral for any letters of credit issued by the Company and for general working capital needs. Upon the effective date of the B of A Credit Facility, $15,414 thousand of cash deposited by the Company as collateral for outstanding letters of credit and reported as restricted cash on the Company’s balance sheet at June 30, 2004 was released to the Company for general corporate purposes. As of the closing date of the B of A Credit Facility, the Company had $29,238 thousand of revolving credit line available to it of which $15,414 thousand was reserved for issued and outstanding letters of credit and $13,824 thousand was available and undrawn. The amount of credit available to the Company on the B of A Credit Facility is determined monthly based on the amount of eligible customer receivables, as defined in the B of A Credit Facility agreement, up to an amount not to exceed $30,000 thousand. The B of A Credit Facility contains certain financial covenants limiting the amount the Company can expend annually for cash dividends and/or stock repurchases and for capital expenditures. The Company is also required to maintain certain financial targets for tangible net worth, fixed charge and debt to worth ratios.

     The Company has historically competed in a niche market where it generally purchases fuel from major oil companies and refiners using credit terms, which on average are shorter than the credit terms the Company offers its fuel customers. Because of its bulk buying and credit worthiness the Company is able to purchase fuel at a lower price than its customers. Typically, the Company buys on terms that range from 3 days to 15 days and sells on terms that can exceed 30 days. As a result, the Company requires adequate working capital and access to sufficient credit facilities to meet the day-to-day working capital requirements and to expand its existing operations. The amount of working capital required by the Company has depended, and is expected to depend, primarily on the price and quantity of aviation fuel bought and sold, the Company’s extension of credit to its customers, customers’ compliance with the Company’s credit terms and the credit terms extended to the Company by its suppliers. Increases in the quantity and/or price of fuel sold or in the credit terms extended to its customers and/or any reduction in credit terms extended to the Company by its suppliers and/or any substantial customer noncompliance with the Company’s credit terms can result in an increase in the Company’s working capital requirements. Under these circumstances, the Company’s liquidity could be adversely affected unless the Company is able to increase vendor credit or increase lending limits under the Company’s revolving credit facility. The Company believes, however, that its current financing arrangements and vendor credit terms should provide the Company with sufficient liquidity in the event of a temporary surge in fuel oil prices. However, to the extent that the revolving credit facility or any other credit facility is used to fund increased working capital requirements, the Company will incur additional debt service costs.

     The Company’s accounts receivable balance as of June 30, 2004 was $50,974 thousand. The Company’s accounts receivable are primarily comprised of customer trade receivables net of an allowance for doubtful accounts of $1,492 thousand. The Company’s credit risk is based in part on the following factors: 1) a substantial portion of the customer trade receivables are related to a single industry (aviation) and 2) at any given point in time, one or several customers may owe a significant balance to the Company. At June 30, 2004, MercFuel’s accounts receivable comprised approximately 68% of the Company’s total receivables.

     The Company’s MercFuel operations accounted for approximately 83.7% of the Company’s total revenue from continuing operations in fiscal 2004. As of June 30, 2004, MercFuel trade receivables comprise approximately 68% of the Company’s total trade accounts receivable and are owed from what the Company defines as smaller airlines, including certain foreign, cargo, regional, commuter and start-up airlines. These customers are affected by volatility in fuel prices and by fluctuations in the economy in general and in the aviation industry specifically. To the extent that MercFuel’s airline customers are not able to immediately adjust their business operations to reflect increased operating costs, they could take relatively longer to pay the Company’s accounts receivable. Such payment delays would further increase the Company’s working capital demands. In some cases, the impact of existing, and potentially future, high aviation fuel prices along with and other economic fluctuations could materially impair the financial stability of an airline customer such that it would be unable to pay amounts owed to the Company and could result in the airline customer filing for bankruptcy protection. In that event, Mercury could incur significant losses related to the uncollectability of the receivables. The Company has incurred in the past and is likely to continue to incur losses as the result of the business failure of a customer. The Company assesses its credit portfolio on an ongoing basis and establishes allowances which the Company believes are adequate to absorb potential credit problems that can be reasonably anticipated. This assessment includes an analysis of past due accounts as well as a review of accounts with significant balances. Allowances are established for all or some portion of past due balances based upon various factors, including the extent of delinquency, financial conditions of delinquent customers and amounts of insurance and collateral, if any.

     Accounts receivable sales days outstanding for the three remaining business units was 41.4 days and 43.8 days as of June 30, 2004 and 2003, respectively, based on the average daily revenue for the fourth quarter of each fiscal year. Accounts receivable days sales outstanding have historically been impacted by a high volume of fuel sales to customers with extended payment terms. However, during fiscal 2001, the Company added a large customer, AirTran Airways, whose terms are prepaid. The terms of the prepayment provide for weekly payments equal to the following week’s estimated sales. This prepaid customer accounted for approximately 23.0% and 24.3% of the Company’s consolidated revenue from continuing operations for the fiscal years ended June 30, 2004 and 2003, respectively.

     The Company’s capital expenditures in fiscal 2004 were $5,020 thousand, which includes $3,836 thousand invested in Air Centers’ facilities prior to the FBO Sale. In accordance with the terms of the Air Centers’ SPA, the Company received additional cash consideration at closing of $3,349 thousand for reimbursement of certain capital expenditures made by the Company associated with two Air Center related projects. This compares with capital expenditures in fiscal 2003 of $4,065 thousand, of which $3,675 thousand was associated with the Air Centers’ operations, and $4,500 thousand in fiscal 2002, which includes $3,954 thousand for the Air Centers. Capital expenditures excluding Air Centers’ were $1,184 thousand, $390 thousand and $546 thousand in fiscal 2004, 2003 and 2002, respectively.

     The Company is currently assessing different options regarding the utilization of the Company’s excess cash to enhance stockholder value including strategic acquisitions, reinvestment of the cash into current operations and distributions to stockholders. The B of A Credit Facility limits the amount the Company can expend on an annual basis for capital expenditures to $3,500 thousand for fiscal 2005 and for dividend and/or stock repurchases to $4,600 thousand.

     Absent a capital intensive acquisition, the Company believes that the combination of its operating cash flows, availability under the B of A Credit Facility, vendor credit and existing cash resources will provide it with sufficient liquidity during the next twelve months. The Company believes the availability under its B of A Credit and vendor credit should provide it with sufficient liquidity in the event of a continued surge in oil prices.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

     The Company’s significant contractual obligations and financial commitments are summarized below. Additional information regarding the Company’s financial commitments can be found in Notes 9, 10 and 17 to the Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

Letters of Credit

     As of June 30, 2004, the Company had outstanding letters of credit in the amount of $15,414 thousand. As of June 30, 2004, these letters of credits were collateralized with cash deposited with the issuer of the letters of credit. Upon the execution of the B of A Credit Facility, these letters of credit are included as part of this credit facility, thereby eliminating the requirement for the Company to post the LOC Collateral but reducing the cash availability on the revolving line of credit. A letter of credit in support of the tax-exempt bonds issued by the California Economic Development Financing Authority (“CEDFA”) comprised $14,207 thousand of the outstanding letters of credit as of June 30, 2004.

Lease Commitments

     As of June 30, 2004, the Company’s future minimum lease payments under non-cancelable operating leases for rental properties with terms in excess of one year were as follows:

Thousands
For the Fiscal Year Ending June 30,	of dollars
2005	$7,187
2006	6,581
2007	3,286
2008	2,668
2009	2,402
Thereafter	5,376

Total minimum payments	$27,500

     As part of the Company’s normal business practices, the Company enters into site leases with the respective airport agencies for its Air Cargo Operations. In addition, the Company enters into leases for fueling equipment used in its MercFuel business.

Long Term Debt

     As of June 30, 2004, the Company had long-term debt and notes payable, including the current portion of principal due, in the amount of $17,929 thousand. Please refer to Notes 9 and 10 of the Company’s Consolidated Financial Statements for a description of the type of long term debt and notes payable outstanding. The following is the principal payment schedule associated with these obligations:

Thousands
For the Fiscal Year Ending June 30,	of dollars
2005	$139
2006	149
2007	160
2008	171
2009	183
Thereafter	17,127

Total minimum payments	$17,929

The Company has no off- balance sheet financing arrangements.

Employment Contracts

     The Company currently has employment agreements with its: 1) President and Chief Executive Officer (“CEO”); 2) Executive Vice President, General Counsel and Secretary (“General Counsel”); and 3) Vice President of Finance, Treasurer and Chief Financial Officer (“CFO”), and other business unit officers. Following is a brief description of the terms and conditions of the key employment contracts.

     The amended and restated employment agreement with the CEO dated as of May 22, 2002 is for a term ending on November 15, 2004, subject to automatic one-year extensions starting on November 15, 2004 and on each successive anniversary date unless either party gives 30 days notice of non-renewal. The annual salary under this agreement is $520,000. The CEO is also eligible for an annual bonus equal to: (i) 25% of the CEO’s base compensation subject to the Company’s consolidated operating income before sales and general and administrative expenses and depreciation (“Adjusted EBIT”) for the most recent completed fiscal year exceeding the average of the Adjusted EBIT for the immediately prior three fiscal years; and (ii) 4.166% of the amount by which the Adjusted EBIT for the most recently completed fiscal year exceeds the average Adjusted EBIT for the immediately prior three fiscal years. The CEO was eligible to participate in the 2002 Management Stock Purchase Plan (the “2002 Plan”), wherein the CEO was eligible to purchase up to 193,825 shares of the Company’s common stock from CFK Partners at a price of $15.00 per share, both number of shares and price per share were adjusted for the one-for-two reverse stock split effective June 18, 2003, such purchase being funded by a loan from the Company. The CEO elected to participate in the 2002 Plan and purchased 193,825 shares of the Company’s common stock, as adjusted for the stock split. The CEO’s obligation to repay the Company is forgiven ratably over a ten-year period provided the CEO remains employed by the Company during such period.

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

     In July 2004 the consulting agreement between the Company and the Chairman of the Company’s board of directors was terminated as a result of the Chairman’s retirement as Chairman and as a board of director. In accordance with the terms of the consulting agreement with the Chairman, the Chairman received a severance payment of $1,680 thousand upon his retirement.

     As of June 30, 2004, the following is the Company’s future minimum payments for these and other executive employment contracts, excluding discretionary and performance-based bonuses:

Thousands
For the Fiscal Year Ending June 30,	of dollars
2005	$639

Total minimum payments	$639

Purchase Commitments

     Effective April 1, 2004, the Company’s Air Cargo operations entered into a one-year renewal of its contract to purchase all of South African Airlines cargo capacity on its passenger flights from the United States and Canada to South Africa. The commitment for this one-year contract is approximately $ 4,715 thousand, which is essentially unchanged from the previous year.

     The Company currently has no fixed volume or fixed price purchase commitments for aviation fuel, although the Company may, from time-to-time, commit to such arrangements.

Guarantees

     The Company is a guarantor on certain airport site and facility leases associated with 11 of Air Centers’ FBO locations that were in effect as of the FBO Sale Closing Date. As a condition of the sale, Allied agreed to fully indemnify the Company from any and all costs associated with the pre-existing guarantees while Air Centers and Allied use their best efforts to have the Company removed as guarantor on these leases. As a result of the indemnification provided by Allied, the Company does not believe any claim being made on the Company as a result of these guarantees will have a material affect on the Company’s results of operations, cash flows or financial position.

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

Allowance for Doubtful Accounts

     The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that have been identified. Accounts receivable are reported net of the allowance for amounts that may become uncollectable in the future. Such allowances can be either specific to a particular customer or general to all customers. The Company believes the level of the allowance for bad debts is reasonable based on past experience and an analysis of the net realizable value of the Company’s trade receivables at June 30, 2004. However, the credit loss rate can be impacted by adverse changes in the aviation industry, or changes in the liquidity or financial position of its customers which could affect the collectability of its accounts receivable and its future operating results. If credit losses exceed established allowances, the Company’s results of operations and financial condition may be adversely affected.

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

Revenue Recognition

     Revenues are recognized upon delivery of product or the completion of service. For the sale of aviation fuel, revenue is recognized on the date the aviation fuel is delivered into the aircraft. For fuel delivered on an into-plane basis, revenue is recognized on the date the fuel is delivered into the aircraft. Aircraft maintenance contracts are recognized as the labor and maintenance is completed. Cargo handling revenue is recognized in the period the cargo is shipped out of the Company’s cargo warehouses. Space logistics and general cargo sales agent services are recognized as revenue in the period that the related flights occur or the commissions are earned. Revenue associated with fixed rate fees of long-term service contracts is recognized on a straight-line basis over the term of the contract. Revenue associated with the variable rate fees of long-term contracts is recognized in the period in which services are performed and completed. The Company’s contracts with the government of the United States of America are subject to profit renegotiation. To date, the Company has not been required to adjust profits arising from such contracts.

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

Impairment of Long-Lived Assets and Goodwill

     Long-lived assets and goodwill are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable but in any event, no less than once per year. If this review indicates that the carrying amount is not recoverable, the Company will recognize an impairment loss, measured by the future discounted cash flow method. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement was adopted by the Company on July 1, 2002. Under this standard, goodwill is no longer amortized, but is tested for impairment annually. In accordance with this Statement, the Company’s most recent assessment of impairment of goodwill and other intangibles was completed in February 2004 with no adjustments to the amount of goodwill and intangible assets required.

New Accounting Pronouncements

     On April 30, 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of this statement are generally effective for contracts entered into or modified after June 30, 2003. The Company adopted SFAS No.149 on July 1, 2003 with no material impact on the Company’s financial statements.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities considered to be a special purpose entity (“SPE”) in which an enterprise holds a variable interest that it acquired before February 1, 2003. For non-SPE variable interest entities acquired before February 1, 2003, the interpretation must be adopted no later than the first interim or annual period ending after March 15, 2004. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company adopted FIN 46 during the quarter ended March 31, 2004 with no material impact on the Company’s financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires classification of financial instruments within its scope as a liability, including financial instruments issued in the form of shares that are mandatorily redeemable, because those financial instruments are deemed to be, in essence, obligations of the issuer. The Company adopted SFAS No. 150 during the quarter ended March 31, 2004 with no material impact on the Company’s financial statements.

Inflation

     The Company believes that inflation has not had a significant effect on its results of operations during the past three fiscal years.

Forward-Looking Statements

     This Form 10-K and the information incorporated by reference in it includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may”, “will”, “anticipate”, “estimate”, “expect” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out correct. Factors that impact such forward-looking statements include, but are not limited to, quarterly fluctuations in results; the management of growth; fluctuations in world oil prices or foreign currency; changes in political, economic, regulatory or environmental conditions; the loss of key customers, suppliers or members of senior management; uninsured losses; competition; credit risk associated with accounts receivable; and other risks detailed in this Form 10-K and in our other

Securities and Exchange Commission filings. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The Company does not currently utilize material derivative financial instruments which expose the Company to significant market risk. However, the Company’s cash flows, results of operations, and the fair value of its debt, may be adversely affected due to changes in interest rates with respect to its long-term debt. The table below presents principal cash flows and related weighted average interest rates of the Company’s long-term debt at June 30, 2004 by expected maturity dates. Weighted average variable rates are based on rates in effect at June 30, 2004. These rates should not be considered a predictor of actual future interest rates.

	Expected Maturity Date
	June-05	June-06	June-07	June-08	June-09	Thereafter	Total	Fair Value
Fixed Rate Other Debt	$139,000	$149,000	$160,000	$171,000	$183,000	$3,127,000	$3,929,000	$3,929,000
Average Interest Rate	6.93%	6.93%	6.94%	6.95%	6.95%	7.17%	7.12%
Variable Rate Tax Exempt Bonds	$0	$0	$0	$0	$0	$14,000,000	$14,000,000	$14,000,000
Average Interest Rate	n/a	n/a	n/a	n/a	n/a	n/a	0.972%

(1)	The interest rate on the variable rate tax exempt bonds is based upon a weekly remarketing of the bonds.

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

     See Part IV, Item 15, pages F1 through F23 immediately following.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

Item 9A. Controls and Procedures.

      Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15 (e) and 15d-15 (3) required by Securities Exchange Act Rules 13a-15 (b) or 15-d-15 (b)) the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were effective.

     Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

     None

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Reference is made to the information set forth under the caption “Election of Directors”, “Executive Officers, Compensation and Other Information” and “Section 16 Disclosure” of the Company’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in November 2004 (the “2004 Proxy Statement”) for a description of the directors and executive officers of the Company, which information is incorporated herein by reference.

Item 11. Executive Compensation.

     Reference is made to the information set forth under the caption “Executive Compensation” and “Compensation of Directors” of the 2004 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

     Reference is made to the table, including the footnotes thereto, set forth under the caption “Principal Shareholders” of the 2004 Proxy Statement for certain information respecting ownership of stock of the Company by management and certain shareholders, which table and footnotes are incorporated herein by reference, and the table set forth under the caption entitled “Securities authorized for Issuance under Equity Compensation Plans” in Item 5 of Part II of this Form 10-K for certain information regarding Equity Compensation Plans, which table is herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

     Reference is made to the information set forth under the caption “Certain Transactions” and “Compensation Committee Interlocks and Insider Participation” of the 2004 Proxy Statement for certain information with respect to relationships and related transactions, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

     Reference is made to the information set forth under the caption “Information Relating to the Corporation’s Independent Public Accountants” of the 2004 Proxy Statement for certain information with respect to principal accountant fees and services which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     All other items are not included in this Annual Report on Form 10-K either because they are not applicable or are included in the information as set forth in the Consolidated Financial Statements or in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits and Reports on Form 8-K:

Exhibit
No.	Description
2.1	Stock Purchase Agreement Dated as of October 28, 2003. By and Among Allied Capital Corporation, Mercury Air Centers, Inc. and Mercury Air Group, Inc.(28)

2.2	Amendment to Stock Purchase Agreement by and Among Allied Capital Corporation, Mercury Air Centers, Inc. and Mercury Air Group, Inc. dated as of December 10, 2003.(31)

2.3	Amendment to Stock Purchase Agreement by and Among Allied Capital Corporation, Mercury Air Centers, Inc. and Mercury Air Group, Inc. dated as of January 14, 2004.(31)

2.4	Amendment to Stock Purchase Agreement by and Among Allied Capital Corporation, Mercury Air Centers, Inc. and Mercury Air Group, Inc. dated as of February 13, 2004. (32)

2.5	Settlement Statement dated as of April 12, 2004.(33)

2.6	Closing Escrow Agreement dated as of April 5, 2004 among Allied and Wachovia Bank National, as escrow agent. (33)

3.1	Certificate of Incorporation.(17)

3.2	Amended and Restated Bylaws of Mercury Air Group, Inc. adopted December 7, 2002.(25)

3.3	Certificate of Designations of Series A 8% Cumulative Convertible Preferred Stock.(27)

Exhibit
No.	Description
4.1	Loan Agreement between California Economic Development Financing Authority and Mercury Air Group, Inc. relating to $19,000,000 California Economic Development Financing Authority Variable Rate Demand Airport Facilities Revenue Bonds, Series 1998 (Mercury Air Group, Inc. Project) dated as of April 1, 1998.(2)

4.2	Securities Purchase Agreement dated September 10, 1999 by and among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(12)

4.3	Amendment No. 1 dated as of September 30, 2000 by and between J.H. Whitney Mezzanine, L.P. and Mercury Air Group, Inc. to the Securities Agreement.(16)

4.4	Waiver and Consent Agreement dated as of December 29, 2000 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(17)

4.5	Waiver and Consent Agreement dated as of July 2, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(18)

4.6	Waiver Agreement dated as of September 25, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(18)

4.7	Amendment No. 2 dated as of September 30, 2001 by and between J.H. Whitney Mezzanine Fund, L.P. and Mercury Air Group, Inc. to the Securities Purchase Agreement.(19)

4.8	Waiver Agreement dated as of November 26, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine, L.P.(21)

4.9	Waiver Agreement dated as of December 21, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine, L.P.(21)

4.10	Waiver Agreement dated as of June 26, 2002 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine, L.P.(24)

4.11	Amendment No. 3 to Securities Purchase Agreement by and between Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P. dated as of December 30, 2002.(26)

4.12	Amended and Restated J.H. Whitney Mezzanine Fund, L.P. Warrant dated September 10, 1999.(26)

4.13	Amended and Restated J.H. Whitney Mezzanine Fund, L.P. Senior Subordinated Promissory Note dated September 10, 1999.(26)

4.14	Security Agreement by and between Mercury Air Group, Inc. and each of its subsidiaries hereto as Obligors and J.H. Whitney Mezzanine Fund, L.P. as the Lenders, dated as of December 30, 2002.(26)

4.15	Subordination Agreement among J.H. Whitney Mezzanine Fund, L.P. Foothill Capital Corporation, as Agent and Mercury Air Group, Inc. and certain of its subsidiaries signatory thereto, dated as of December 30, 2002.(26)

4.16	Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain subsidiaries signatory thereto, dated as of December 30, 2002.(26)

4.17	First Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its subsidiaries, dated March 12, 2003.(30)

4.18	Second Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its subsidiaries, dated March 31, 2003.(30)

4.19	Third Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its subsidiaries, dated July 16, 2003.(30)

4.20	Fourth Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its subsidiaries, dated August 1, 2003.(30)

4.21	Amendment No. 4 to Securities Purchase Agreement by and between Mercury Air Group, Inc. and Allied Capital Corporation, as Assignee of J.H. Whitney Mezzanine Fund, L.P. dated as of October 28, 2003(28)

4.22	Assignment of Note dated as of October 28, 2003 between Allied Capital Corporation and J.H. Whitney Mezzanine Fund, L.P.(28)

4.23	Second Amended and Restated Allied Capital Corporation 12% Senior Subordinated Promissory Note dated September 10, 1999(28)

4.24	Second Amended and Restated Allied Capital Corporation Warrant dated October 28, 2003(28)

4.25	Securities Purchase Agreement dated as of October 28, 2003 by and among J.H. Whitney Mezzanine Fund, L.P. and J.H. Whitney Mezzanine Debt Fund, L.P., Allied Capital Corporation and Mercury Air Group, Inc.(28)

4.26	Second Amended and Restated J.H. Whitney Mezzanine Fund, L.P. Warrant dated October 28, 2003(28)

4.27	Fifth Amendment to Security and Loan Agreement and Forbearance Agreement dated as of December 5, 2003 by and among Wells Fargo Foothill, Mercury Air Group, Inc. and certain of its subsidiaries.(31)

4.31	Amendment letter to Forbearance Term and New Covenant Default dated as of February 16, 2004. (32)

10.1	Mercury Air Group, Inc.’s 1990 Long-Term Incentive Plan.(4)*

10.2	Mercury Air Group, Inc.’s 1990 Directors Stock Option Plan.(1)*

10.3	Memorandum Dated September 15, 1997 regarding Summary of Officer Life Insurance Policies with Benefits Payable to Officers or Their Designated Beneficiaries.(8)*

10.4	Non-Qualified Stock Option Agreement dated March 21, 1996, by and between Frederick H. Kopko and Mercury Air Group, Inc.(6)*

10.5	Mercury Air Group, Inc.’s 1998 Long-Term Incentive Plan.(10)*

10.6	Mercury Air Group, Inc.’s 1998 Directors Stock Option Plan.(10)*

10.7	Revolving Credit and Term Loan Agreement dated as of March 2, 1999 by and among Mercury Air Group, Inc., The Banks

Exhibit
No.	Description
listed on Schedule 1 thereto, and The Fleet National Bank f/k/a BankBoston, N.A., as Agent.(11)

10.8	First Amendment to Revolving Credit and Term Loan Agreement dated as of September 10, 1999.(14)

10.9	Second Amendment to Revolving Credit and Term Loan Agreement dated as of March 31, 2000.(14)

10.10	Third Amendment, Waiver and Consent to Revolving Credit and Term Loan Agreement dated as of August 11, 2000.(14)

10.11	The Company’s 401(k) Plan consisting of CNA Trust Corporation. Regional Prototype Defined Contribution Plan and Trust and Adoption Agreement.(14)*

10.12	Employment Agreement dated July 31, 2000 between the Company and Dr. Philip J. Fagan.(15)*

10.13	Fourth Amendment to Revolving Credit and Term Loan Agreement dated as of November 14, 2000.(16)

10.14	Amendment No. 1 to Mercury Air Group, Inc. 1998 Long-Term Incentive Option Plan as of August 22, 2000.(16)*

10.15	Amendment No. 1 to Mercury Air Group, Inc. 1998 Directors Stock Option Plan as of August 22, 2000.(16)*

10.16	Limited Waiver letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 21, 2001.(18)

10.17	Fifth Amendment to Revolving Credit and Term loan Agreement dated as of September 21, 2001.(18)

10.18	Limited Consent letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 30, 2001.(19)

10.19	Limited waiver and Consent to Revolving Credit and Term Loan Agreement dated as of December 31, 2001.(21)

10.20	2002 Management Stock Purchase Plan.(22)

10.21	Amended and Restated Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Joseph A. Czyzyk.(22)*

10.22	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Wayne J. Lovett(22)*

10.23	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and John Enticknap (22)*

10.24	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Mark Coleman(22)*

10.25	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Steven S. Antonoff (22)*

10.26	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Robert Schlax(22)*

10.27	Limited waiver and Consent to Revolving Credit and Term Loan Agreement dated as of June 27, 2002.(24)

10.28	Sale-Leaseback agreement made by and between CFK Realty Partners, LLC and Mercury Air Group, Inc. dated December 15, 2001.(24)

10.29	Amendment to Sale-Leaseback agreement made by and between CFK Realty Partners, LLC and Mercury Air Group, Inc.(24)

10.30	Promissory Note by CFK Partners, LLC in favor of Mercury Air Group, Inc.(24)

10.31	Limited Waiver and Consent to Revolving Credit and Term Loan Agreement dated as June 27, 2002.(24)

10.32	Amendment No. 1 to Amended and Restated Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Joseph A. Czyzyk.*(24)

10.33	Lease dated December 31, 2001 by and between CFK Realty Partners, LLC. and Mercury Air Group, Inc.(30)

10.34	Settlement Agreement dated December 12, 2003 by and among (i) J O Hambro Capital Management Group Limited, (ii) J O Hambro Capital Management Limited, (iii) American Opportunity Trust PLC, (iv) The Trident North Atlantic Fund, and (v) Mercury Air Group, Inc.(29)

10.35	Settlement Agreement by and between: 1) David H. Murdock as trustee of the David H. Murdock Living Trust dated May 28, 1996, as amended, d/b/a Pacific Holding Company and using nominee PCS001 and 2) Mercury Air Group, Inc. dated July 16, 2004; (34)

10.36	Loan Agreement dated as of July 29, 2004 by and among Bank of America N.A, Mercury Air Group, Inc. and certain subsidiaries. (35)

21.1	Subsidiaries of Registrant.

23.1	Consent of PricewaterhouseCoopers LLP with respect to incorporation of their report on the audited financial statements included in this Annual Report on Form 10-K in the Company’s Registration Statement on Form S-8 (Registration Statement No. 33-69414).

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

99.1	Amended and Restated Partnership Agreement dated as of July 30, 2004 of CK Partners by and among Frederick H. Kopko, Jr. and Joseph A. Czyzyk.

*	Denotes managements’ contract or compensation plan or arrangement.

(1)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 10, 1993 Annual Meeting of Stockholders and is incorporated herein by reference.

(2)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and are incorporated herein by reference.

(3)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-39044 on Form S-2 and are incorporated herein by reference.

(4)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 2, 1992 Annual Meeting of Stockholders.

(5)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-65085 on Form S-1 and are incorporated herein by reference.

(6)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and are incorporated herein by reference.

(7)	All such documents were previously filed as Exhibits to the Company’s Report on Form 8-K filed September 13, 1996 and are incorporated herein by reference.

(8)	Such document was previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997 and is incorporated herein by reference.

(9)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and are incorporated herein by reference.

(10)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 3, 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

(11)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and are incorporated herein by reference.

(12)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 and are incorporated herein by reference.

(13)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on August 11, 2000 and is incorporated herein by reference.

(14)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and is incorporated herein by reference.

(15)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and are incorporated herein by reference.

(16)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and are incorporated herein by reference.

(17)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and are incorporated herein by reference.

(18)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and are incorporated herein by reference.

(19)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and are incorporated herein by reference.

(20)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the November 7, 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

(21)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and are incorporated herein by reference.

(22)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on June 5, 2002 and is incorporated herein by reference.

(23)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on July 11, 2002 and is incorporated herein by reference.

(24)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and are incorporated herein by reference.

(25)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on December 7, 2002 and is incorporated herein by reference.

(26)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on December 30, 2002 and is incorporated herein by reference.

(27)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and are incorporated herein by reference.

(28)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on October 28, 2003 and is incorporated herein by reference.

(29)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on December 12, 2003 and is incorporated herein by reference.

(30)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 and are incorporated herein by reference.

(31)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2003 and are incorporated herein by reference.

(32)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and are incorporated herein by reference.

(33)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 22, 2004 and dated April 12, 2004 and is incorporated herein by reference.

(34)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on July 16, 2004 and is incorporated herein by reference.

(35)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on July 30, 2004 and is incorporated herein by reference.

     (b) Reports on Form 8-K:

     A Form 8-K was filed on April 22, 2004, dated April 12, 2004 reporting on Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements and Exhibits, as to the closing of the transaction with Allied Capital Corporation for the sale of the outstanding shares of stock of the Company’s wholly owned subsidiary Mercury Air Centers, Inc.

     A Form 8-K/A was filed on May 24, 2004 dated April 12, 2004 reporting on Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements and Exhibits, as to the closing of the transaction with Allied Capital Corporation for the sale of all of the outstanding shares of stock of the Company’s wholly owned subsidiary Mercury Air Centers, Inc. Proforma Financial Statements were included with this report.

     A Form 8-K was filed dated May 13, 2004 reporting on Item 7. Financial Statements and Exhibits and Item 12. Disclosure of Results of Operations and Financial Condition.

     A Form 8-K was filed dated July 16, 2004 reporting on Item 5. Other events and regulations FD disclosure and Item 7. Financial Statements and Exhibits, as to the settlement agreement entered into with David H. Murdock and related parties.

     A Form 8-K was filed dated July 23, 2004 reporting on Item 7. Financial Statements and Exhibits and Item 9. Regulations FD disclosure, as to the to the retirement of, and termination benefits paid to Philip J. Fagan.

     A Form 8-K was filed dated July 30, 2004 reporting on Item 7. Financial Statements and Exhibits and Item 9. Regulations FD disclosure, as to the loan agreement and revolving line of credit entered into with Bank of America, N.A.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Los Angeles, State of California, on September 28, 2004.

MERCURY AIR GROUP, INC.
By:	/s/ JOSEPH CZYZYK
Joseph Czyzyk
Acting Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signers:

/s/ JOSEPH CZYZYK	Dated: September 28, 2004

Joseph Czyzyk
Acting Chairman of the Board and Chief
Executive Officer

/s/ ROBERT SCHLAX	Dated: September 28, 2004

Robert Schlax
Chief Financial Officer

Additional Directors:

/s/ GARY J. FERACOTA	Dated: September 28, 2004

Gary J. Feracota
Director

/s/ FREDERICK H. KOPKO, JR.	Dated: September 28, 2004

Frederick H. Kopko, Jr.
Director

/s/ SERGEI KOUZMINE	Dated: September 28, 2004

Sergei Kouzmine
Director

/s/ MICHAEL J. JANOWIAK	Dated: September 28, 2004

Michael J. Janowiak
Director

/s/ ANGELO PUSATERI	Dated: September 28, 2004

Angelo Pusateri
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Mercury Air Group, Inc.

     In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mercury Air Group, Inc. and its subsidiaries (the “Company”) at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 4 to the consolidated financial statements, effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company ceased amortizing goodwill as of July 1, 2002.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
September 21, 2004

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,690,000	$2,802,000
Restricted cash	15,414,000
Trade accounts receivable, net of allowance for doubtful accounts of $1,492,000 and $1,767,000 at June 30, 2004 and 2003, respectively	50,974,000	46,753,000
Inventories	1,165,000	4,422,000
Prepaid expenses and other current assets, net of allowance for doubtful notes of $239,000 at June 30, 2003	5,696,000	5,241,000
Deferred income taxes	1,451,000	901,000

TOTAL CURRENT ASSETS	79,390,000	60,119,000
PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated depreciation and amortization of $24,836,000 and $61,061,000 at June 30, 2004 and 2003, respectively	10,349,000	58,844,000
NOTES RECEIVABLE, net of allowance for doubtful notes of $1,025,000 and $509,000 at June 30, 2004 and 2003, respectively	521,000	1,815,000
DEFERRED INCOME TAXES	611,000	2,284,000
GOODWILL	4,389,000	4,389,000
OTHER INTANGIBLE ASSETS, NET	700,000	1,033,000
RESTRICTED CASH	8,989,000
OTHER ASSETS, NET	1,008,000	4,471,000

TOTAL ASSETS	$105,957,000	$132,955,000

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,552,000	$34,677,000
Accrued expenses and other current liabilities	11,825,000	9,244,000
Current portion of long-term debt	139,000	4,194,000

TOTAL CURRENT LIABILITIES	45,516,000	48,115,000
LONG-TERM DEBT	17,790,000	25,501,000
SENIOR SUBORDINATED NOTE		23,445,000
DEFERRED GAIN	8,130,000
OTHER LONG TERM LIABILITY	669,000	918,000
DEFERRED RENT	1,257,000	1,885,000
MINORITY INTEREST	182,000	180,000

TOTAL LIABILITIES	73,544,000	100,044,000

COMMITMENTS AND CONTINGENCIES (NOTE 17)
MANDATORILY REDEEMABLE PREFERRED STOCK, Series A — $0.01 par value; 1,000,000 shares authorized; 462,627 shares outstanding at June 30, 2004 and 2003	518,000	481,000
STOCKHOLDERS’ EQUITY:
Preferred Stock — $.01 par value; 2,000,000 shares authorized; no shares outstanding
Common Stock — $.01 par value; 18,000,000 shares authorized; 2,954,819 shares outstanding at June 30, 2004; 3,293,568 shares outstanding at June 30, 2003	30,000	33,000
Additional paid-in capital	20,737,000	22,496,000
Retained earnings	14,596,000	14,018,000
Accumulated other comprehensive income (loss)	(46,000)	(86,000)
Treasury stock, 22,000 shares at June 30, 2004	(120,000)
Notes receivable from officers	(3,302,000)	(4,031,000)

TOTAL STOCKHOLDERS’ EQUITY	31,895,000	32,430,000

TOTAL LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY	$105,957,000	$132,955,000

See accompanying notes to consolidated financial statements.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2004	2003	2002
Sales and revenues:
Sales	$322,631,000	$280,136,000	$232,573,000
Service revenues	62,830,000	57,112,000	56,352,000

Total sales and revenues	385,461,000	337,248,000	288,925,000

Costs and expenses:
Costs of sales	311,728,000	269,238,000	221,668,000
Operating expenses	60,707,000	54,901,000	52,989,000

Total costs and expenses	372,435,000	324,139,000	274,657,000

Gross margin (excluding depreciation and amortization)	13,026,000	13,109,000	14,268,000

Expenses (income):
Selling, general and administrative	12,885,000	10,818,000	11,771,000
Provision for bad debts	506,000	1,192,000	1,170,000
Depreciation and amortization	2,828,000	2,782,000	3,478,000
Interest expense	972,000	997,000	1,097,000
Settlement costs	2,414,000
Interest income	(318,000)	(99,000)	(68,000)
Loss on sale of property			70,000
Expenses of discontinued stock offering			985,000
Write-off of deferred financing costs		1,773,000
Write-down of investments		196,000

Total expenses (income)	19,287,000	17,659,000	18,503,000

Loss from continuing operations before income tax benefit	(6,261,000)	(4,550,000)	(4,235,000)
Income tax benefit	(1,178,000)	(1,567,000)	(1,815,000)

Loss from continuing operations, net of taxes	(5,083,000)	(2,983,000)	(2,420,000)
Discontinued operations:
Income (loss) from discontinued operations, net of income tax provision (benefit) of $(1,157,000), $97,000 and $4,636,000 in 2004, 2003 and 2002, respectively	(1,803,000)	185,000	6,937,000
Gain on sale of discontinued operations, net of income tax provision of $4,816,000	7,501,000

Net income (loss)	615,000	(2,798,000)	4,517,000
Accrued preferred stock dividends	(37,000)	(19,000)

Net income (loss) applicable to common stockholders	$578,000	$(2,817,000)	$4,517,000

Income (loss) per common share:
Basic:
From continuing operations, net of taxes	$(1.67)	$(0.92)	$(0.74)
From discontinued operations, net of taxes	(0.59)	0.06	2.12
From sale of discontinued operations, net of taxes	2.45

Net income (loss) per share	$0.19	$(0.86)	$(1.38)

Diluted:
From continuing operations, net of taxes	$(1.67)	$(0.92)	$(0.72)
From discontinued operations, net of taxes	(0.59)	0.06	2.07
From sale of discontinued operations, net of taxes	2.45

Net income (loss) per share	$0.19	$(0.86)	$1.35

See accompanying notes to consolidated financial statements.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$615,000	$(2,798,000)	$4,517,000
Add: Loss from discontinued operations (RPA)			170,000

Income (loss) from continuing operations	615,000	(2,798,000)	4,687,000
Adjustments to derive cash flows from operating activities:
(Gain) loss on sale of facilities and properties	(12,285,000)	24,000	(8,929,000)
Bad debt expense	652,000	1,648,000	1,358,000
Depreciation and amortization	7,306,000	7,963,000	9,258,000
Deferred income taxes	1,223,000	(2,052,000)	(1,757,000)
Deferred rent	(877,000)	(58,000)	589,000
Compensation expense related to remeasurement of stock options		318,000	87,000
Expense related to discount of executive stock purchase			792,000
Executive loan amortization	549,000	404,000	34,000
Amortization of senior subordinated note discount	132,000	266,000	192,000
Write off of deferred financing costs		1,773,000
Write down of investments		196,000
Amortization of deferred financing costs	384,000	558,000
Executive compensation used to purchase preferred stock		204,000
Executive compensation used to exercise stock options		174,000
Changes in operating assets and liabilities:
Trade accounts receivable	(13,335,000)	(831,000)	4,602,000
Inventories	433,000	(1,437,000)	1,084,000
Prepaid expenses and other current assets	(1,305,000)	(2,198,000)	(160,000)
Accounts payable	3,569,000	(773,000)	3,685,000
Accrued expenses and other current liabilities	6,900,000	1,426,000	(1,593,000)

Net cash provided by (used in) operating activities	(6,039,000)	4,807,000	13,929,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	(24,403,000)	3,780,000	(3,780,000)
Increase in other assets	(280,000)	(1,080,000)	(437,000)
Decrease (increase) in notes receivable	1,413,000	343,000	(78,000)
Proceeds from sale of facilities and properties	73,753,000	82,000	17,068,000
Additions to property, equipment and leaseholds	(5,020,000)	(4,065,000)	(4,500,000)

Net cash provided by (used in) investing activities	45,463,000	(940,000)	8,273,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net additions to (reduction of) debt instruments	1,489,000	(6,833,000)	(19,828,000)
Early retirement of debt	(37,255,000)	(13,285,000)
Proceeds from refinancing		16,923,000
Repurchase of stock for executive plan			(3,934,000)
Increase in deferred financing costs		(3,550,000)
Repurchase of common stock	(1,824,000)	(370,000)	(311,000)
Proceeds from issuance of preferred stock		259,000
Proceeds from exercise of stock options	14,000	72,000
Proceeds from issuance of common stock			40,000

Net cash used in financing activities	(37,576,000)	(6,784,000)	(24,033,000)

Effect of exchange rate changes on cash	40,000	154,000	(88,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	1,888,000	(2,763,000)	(1,919,000)
Net cash provided by discontinued operations (RPA)			3,598,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,802,000	5,565,000	3,886,000

CASH AND CASH EQUIVALENTS, END OF YEAR	4,690,000	$2,802,000	$5,565,000

CASH PAID DURING THE YEAR FOR:
Interest	$5,038,000	$5,383,000	$5,786,000
Income taxes	$997,000	$5,176,000	$470,000
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Adjustment of warrants on subordinated note			$43,000
Note receivable due to sale of property			$570,000

See accompanying notes to consolidated financial statements.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
			Additional
	Number of		Paid-in	Retained
	Shares	Amount	Capital	Earnings
Balances, June 30, 2001	3,288,340	$33,000	$21,475,000	$12,472,000
Comprehensive income (loss):
Net income				4,517,000
Foreign currency translation adjustment

Comprehensive income

Common stock issued on exercise of options	12,110		40,000
Note receivable from sale of stock
Value of remeasured stock options			110,000
Repurchase of common stock	(29,600)		(194,000)	(117,000)
Executive compensation related to 2002 Management Stock Purchase Plan			792,000
Amortization of note from executive stock plan
Revaluation of warrants issued in connection with Senior Subordinated Note			43,000

Balances, June 30, 2002	3,270,850	$33,000	$22,266,000	$16,872,000
Comprehensive income (loss):
Net loss				(2,798,000)
Foreign currency translation adjustment

Comprehensive loss

Common stock issued on exercise of options	73,568	1,000	245,000
Remeasurement of stock options			318,000
Amortization of note from executive stock plan
Repurchase of common stock	(50,850)	(1,000)	(333,000)	(37,000)
Accrual of preferred stock dividends				(19,000)

Balances, June 30, 2003	3,293,568	$33,000	$22,496,000	$14,018,000
Comprehensive income (loss):
Net income				615,000
Foreign currency translation adjustment

Comprehensive income

Common stock issued on exercise of options	4,851		13,000
Tax benefit on options exercised			26,000
Write off of officer notes receivable			(15,000)
Amortization of note from executive stock plan
Repurchase of common stock	(343,600)	(3,000)	(1,783,000)
Accrual of preferred stock dividends				(37,000)

Balances, June 30, 2004	2,954,819	$30,000	$20,737,000	$14,596,000

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
	Notes		Other
	Receivable	Treasury	Comprehensive
	From Officers	Stock	Income (Loss)	Total
Balances, June 30, 2001	$(533,000)		$(228,000)	$33,219,000
Comprehensive income (loss):
Net income				4,517,000
Foreign currency translation adjustment			(88,000)	(88,000)

Comprehensive income				4,429,000

Common stock issued on exercise of options				40,000
Note receivable from sale of stock	(3,934,000)			(3,934,000)
Value of remeasured stock options				110,000
Repurchase of common stock				(311,000)
Executive compensation related to 2002 Management Stock Purchase Plan				792,000
Amortization of note from executive stock plan	32,000			32,000
Revaluation of warrants issued in connection with Senior Subordinated Note				43,000

Balances, June 30, 2002	$(4,435,000)		$(316,000)	$34,420,000
Comprehensive income (loss):
Net loss				(2,798,000)
Foreign currency translation adjustment			230,000	230,000

Comprehensive loss				(2,568,000)

Common stock issued on exercise of options				246,000
Remeasurement of stock options				318,000
Amortization of note from executive stock plan	404,000			404,000
Repurchase of common stock				(371,000)
Accrual of preferred stock dividends				(19,000)

Balances, June 30, 2003	$(4,031,000)		$(86,000)	$32,430,000
Comprehensive income (loss):
Net income				615,000
Foreign currency translation adjustment			40,000	40,000

Comprehensive income				655,000

Common stock issued on exercise of options				13,000
Tax benefit on options exercised				26,000
Write off of officer notes receivable	340,000	(120,000)		205,000
Amortization of note from executive stock plan	389,000			389,000
Repurchase of common stock				(1,786,000)
Accrual of preferred stock dividends				(37,000)

Balances, June 30, 2004	$(3,302,000)	$(120,000)	$(46,000)	$31,895,000

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature of Business and Summary of Significant Accounting Policies:

Business

     Mercury Air Group, Inc. (the “Company”), a Delaware Corporation, was organized in 1956 and provides a broad range of services to the aviation industry through three principal operating units which are all wholly owned subsidiaries of the Company: MercFuel, Inc. (“MercFuel”), Mercury Air Cargo, Inc. (“Air Cargo”), and Maytag Aircraft Corporation (“Maytag”). MercFuel’s operations consist of the sale and delivery of fuel, primarily aviation fuel, to domestic and international commercial airlines, fractional jet ownership companies, corporate aviation fleets and air cargo companies. Air Cargo’s operations consist of cargo handling, the sale of cargo capacity on other airlines, and general cargo sales agent services. Maytag is a provider of governmental contract services performing aircraft refueling and fuel storage operations, base operations support (“BOS”) services, air terminal and ground handling services and weather observation and forecasting services primarily for agencies of the government of the United States of America.

     Through April 12, 2004, the Company operated a fourth operating unit, Mercury Air Centers, Inc. (“Air Centers”). Air Centers’ operations consisted of aviation fuel sales, aircraft refueling operations (“into-plane”), aircraft ground support services, aircraft hangar services, aircraft parking (“aircraft tie-down services”) and aircraft maintenance at certain Air Center locations, known as Fixed Based Operations (“FBO’s”). On April 12, 2004 (the “FBO Sale Closing Date”), following stockholder approval, the Company sold all of Air Centers outstanding common stock to Allied Capital Corporation (“Allied”). The assets sold through the sale of the stock of Air Centers consist of all of the assets of the Company’s FBO business excluding the Company’s FBO at the Long Beach Airport, which the Company has retained and continues to operate. For more detailed information on this transaction (the “FBO Sale”), please refer to Note 2 – Discontinued Operations.

Summary of Significant Accounting Policies
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

Inventories

     Inventories primarily consist of aviation fuel and are stated at the lower of moving-average cost or market.

Property, Equipment and Leaseholds

     Property, equipment and leaseholds are recorded at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful life of the related asset or over the lesser of the lease term and useful life for leasehold improvements. Expenditures incurred to maintain and repair property, equipment and leaseholds are expensed as incurred. Expenditures which extend the estimated useful life or improve productivity are charged to their respective property accounts.

Goodwill and Other Intangible Assets

     Acquisition cost in excess of the fair value of net assets acquired under the purchase method is classified as goodwill. Effective July 1, 2002 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but written down, as needed, based upon an impairment analysis that must occur at least annually or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. All other intangible assets are amortized over their estimated useful lives.

Impairment of Long-Lived Assets

     The Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. The cash flows used in such analyses are typically derived from the expected cash flows associated with the asset under review, which is determined from management estimates and judgments of expected future results. Should the actual cash flows vary from the estimated amount, a write-down of the asset may be warranted in a future period.

Stock Option Plans

     The Company has four stock option plans, which are more fully described in Note 12. As permitted under SFAS No. 123, “Accounting for Stock- Based Compensation” (“SFAS No. 123”), and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation– Transition and Disclosure” (“SFAS No. 148”) the Company measures compensation expense related to employee stock options granted utilizing the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the pro forma effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended June 30,
	2004	2003	2002
Net income (loss), as reported	$615,000	$(2,798,000)	$4,517,000
Add stock-based employee compensation expense included in net income (loss), net of tax	237,000	473,000	561,000
Less total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(85,000)	(354,000)	(1,193,000)

Pro forma net income (loss)	$767,000	$(2,679,000)	$3,885,000

Basic net income (loss) per share – as reported	$0.19	$(0.86)	$1.38
Basic net income (loss) per share — pro forma	0.24	(0.82)	1.18
Diluted net income (loss) per share — as reported	0.19	(0.86)	1.35
Diluted net income (loss) per share — pro forma	0.24	(0.82)	1.16

     The weighted average per share fair value of options granted in 2004, 2003 and 2002 is estimated as $2.65, $2.55 and $4.53, respectively, on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions.

	2004	2003	2002
Expected life	5 years	5 years	5 years
Expected volatility	42%	43%	45%
Risk free interest rate	3.93%	0.97%	1.90%
Dividend yield	0%	0%	0%

     The effect of applying SFAS No. 123 may not be representative of the pro forma effect in future years since additional options may be granted during those future years and the assumptions may change.

Operating Leases

     The Company leases substantially all of its facilities under long-term operating leases. The majority of lease terms range from 2 to 20 years, and typically the leases contain renewable options.

Deferred Rent

     Deferred rent represents the cumulative effect of reduced rental payments during the initial years for one of the Company’s facility leases. The total rental cost is being recognized on a straight-line basis over the life of the lease.

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

Foreign Currency Translation

     Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date and, where appropriate, at historical rates of exchange. Income and expense accounts are translated at the average exchange rate in effect during the year. The aggregate effect of translating the financial statements of the foreign subsidiaries is included in “Accumulated other comprehensive income (loss)” in the statement of stockholders’ equity. Foreign exchange transaction gains (losses) were not significant during the years presented.

Revenue Recognition

     Revenues are recognized upon delivery of product or the completion of service. For fuel delivered on an into-plane basis, revenue is recognized on the date the fuel is delivered into the aircraft. Aircraft maintenance contracts are recognized as the labor and maintenance is completed. Cargo handling and storage revenue is recognized in the period the cargo is shipped out of the Company’s cargo warehouses. Space logistics and general cargo sales agent services are recognized as revenue in the period that the related flights occur or the commissions are earned. Revenue associated with fixed rate fees of long-term service contracts is recognized on a straight-line basis over the term of the contract. The Company reviews its fixed priced contracts on an annual basis to determine whether it expects to incur losses over the remaining term of the contract. If the Company expects to incur losses on a fixed price contract, the loss is recognized in the period in which the determination is made. Revenue associated with the variable rate fees of long-term contracts is recognized in the period in which services are performed and completed. The Company’s contracts with the government of the United States of America are subject to profit renegotiation. To date, the Company has not been required to adjust profits arising from contracts with governmental agencies of the United States of America.

     In certain cases, the Company sells aviation fuel to customers on a prepaid basis. Revenue associated with these sales is recognized upon delivery of the aviation fuel to the customer. Amounts received in excess of the amounts recognized as revenue are reported as a current liability to the customer and are reflected on the Company’s balance sheet as “Accrued expenses and other current liabilities.”

Shipping and Handling

     Revenue reported by the Company includes all amounts billed to a customer including applicable shipping and handling costs. In-bound freight and handling costs, or costs incurred to transport product from the Company’s supplier to the Company’s distribution point, are included as a component of product cost and, if the product is held as inventory, included as a component of inventory and expensed as cost of sales when delivered to the customer. Outbound freight and handling costs, or costs incurred to transport product from the Company’s distribution point to the customer, is included as cost of sales in the period in which the product is delivered to the customer.

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

Fair Value of Financial Instruments

     The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivables and payables, and debt instruments. The book values of all financial instruments, other than debt instruments, are representative of their fair values due to their short-term maturity.

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

New Accounting Pronouncements

     On April 30, 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” This standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of this statement are generally effective for contracts entered into or modified after June 30, 2003. The Company adopted SFAS No.149 on July 1, 2003 with no material impact on the Company’s financial statements.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was subsequently revised in December 2003. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities considered to be a special purpose entity (“SPE”) in which an enterprise holds a variable interest that it acquired before February 1, 2003. For non-SPE variable interest entities acquired before February 1, 2003, the interpretation must be adopted no later than the first interim or annual period ending after March 15, 2004. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company adopted FIN 46 during the quarter ended March 31, 2004 with no material impact on the Company’s financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires classification of financial instruments within its scope as a liability, including financial instruments issued in the form of shares that are mandatorily redeemable, because those financial instruments are deemed to be, in essence, obligations of the issuer. The Company adopted SFAS No. 150 during the quarter ended March 31, 2004 with no material impact on the Company’s financial statements.

Reclassifications

     Certain reclassifications were made to the prior years’ financial statements to conform to the June 30, 2004 presentation.

Risks and Uncertainties

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

     The Company purchases aviation fuel from a limited number of suppliers. If the Company’s relationship with any of these key suppliers terminates, the Company may not be able to obtain a sufficient quantity of aviation fuel on favorable terms or may experience difficulty in obtaining aviation fuel from alternative suppliers. Furthermore, difficulties faced by these suppliers or aviation fuel shortages or the inability to obtain aviation fuel from alternate sources at acceptable prices and terms could impair the Company’s ability to sell aviation fuel to its customers at competitive prices and terms.

Seasonality

     The Company’s commercial aviation fuel sales are seasonal in nature, being relatively stronger during the months of April through December than during the winter months due in part to weather conditions, and stronger during the summer months due in part to additional commercial and charter flights. Air Cargo’s business is lower during the months of January and February and increases from March through June and September through December. The cargo business is affected by the fluctuations in international trade. Operations at military facilities are not seasonal but may vary with the needs of the military.

Note 2 — Discontinued Operations:

     On April 12, 2004, after receiving approval from the Company’s stockholders at the Annual Stockholders’ meeting, the Company sold all of the outstanding common stock of Air Centers, which represented 100% of the then outstanding common stock in Air Centers, to Allied with the Company receiving total consideration for the sale in cash at closing of $76,349 thousand. The assets sold through the sale of the stock of Air Centers consist of all of the assets of the Company’s FBO business excluding the Company’s FBO at the Long Beach Airport which the Company will retain and continue to operate. In December 2002, when the terms and conditions of the $24 million Senior Subordinated 12% Note (the “Note”) were amended, the terms of the amended Note contained punitive provisions if the Company did not prepay the entire amount outstanding on the Note by December 31, 2003. Since that time, the Company assessed several options to raise the capital required to prepay the Note to avoid being subject to those punitive provisions. The Company proposed and the board of directors approved the FBO Sale based on several factors including, but not limited to: 1) the terms of the Note, as amended in December 2002 contained punitive provisions if the Company did not prepay the entire amount due on the Note by December 31, 2003; 2) the Company was unable to raise capital in the financial market to prepay the Note; and 3) the Company was not able to sell other assets to adequately prepay the Note to avoid or eliminate those punitive provisions.

     The final amount of the total consideration to be received by the Company from the FBO Sale is dependent upon, among other things, the determination of the amount of Air Centers’ net working capital at the time of closing and the distribution of funds from the escrow account established at closing for the Hartsfield FBO (the “Hartsfield Escrow”). In accordance with the terms of the Stock Purchase Agreement entered into by the Company and Allied on October 28, 2003, as amended from time to time, the Company and Allied agreed to the extent Air Centers’ actual net working capital at closing exceeded $3,586 thousand, Allied is obligated to pay the Company the excess amount or to the extent Air Centers’ net working capital is less than $3,586 thousand, the Company is obligated to pay Allied the deficiency. The parties also agreed to deposit $8,270 thousand at closing to establish the Hartsfield Escrow to be distributed to the parties over a period not to exceed five (5) years from the FBO Sale Closing Date dependent upon the award of a new lease at the Hartsfield International Airport in Atlanta for a new FBO. If Air Centers’ is awarded the new lease, dependent upon the effective date and the terms and conditions of the new lease, the Company may be entitled to all, some or none of the amount deposited into the Hartsfield Escrow at closing.

     The proceeds from the FBO Sale were used to: 1) prepay the outstanding principal on the Facility (See Note 9- Long Term Debt) due Wells Fargo Foothill Company (“Foothill”) comprised of both a term loan and a revolving credit facility, in the amount of $13,255 thousand; 2) pay accrued interest and fees associated with the Facility of $203 thousand; 3) establish a cash collateral with Foothill in the amount of $16,031 thousand in support of issued and outstanding letters of credit issued under the terms of the Facility; 4) prepay the outstanding principal, including the amount of accrued interest payable-in-kind (“PIK”), on the Note of $24,120 thousand to Allied; 5) pay accrued interest and fees associated with the Note of $141 thousand; 6) prepay the outstanding principal, including the amount of accumulated PIK interest, on the Hambro Notes (See Note 16- Settlement Costs) in the amount of $3,695 thousand; 7) pay accrued interest on the Hambro Notes in the amount of $15 thousand; 8) establish the Hartsfield Escrow in the amount of $8,270 thousand; and 9) pay for transaction related fees and expenses of $1,324 thousand. After satisfying the obligations noted above, the Company received $9,295 thousand.

     The Company reported a net gain on the FBO Sale of $7,501 thousand in fiscal 2004.

     On July 3, 2001, the Company completed the sale of its subsidiary, RPA Airline Automation Services, Inc. (“RPA”), which provided airline revenue accounting and management information software consisting of proprietary software programs which are marketed to foreign and domestic airlines.

     The following are the results of operations of discontinued business:

	Year Ended June 30,
	2004	2003	2002
Total sales and revenue	$72,775,000	$96,249,000	$94,417,000
Gross margin	7,375,000	12,854,000	13,545,000
Income (loss) before income taxes	$(2,960,000)	$282,000	$11,573,000
Income tax provision (benefit)	$(1,157,000)	$97,000	$4,636,000

Net income (loss)	$(1,803,000)	$185,000	$6,937,000

Note 3 — Property, Equipment and Leaseholds:

     Property, equipment and leaseholds consist of the following components:

	June 30,
	2004	2003
Land, buildings and leasehold improvements	$17,842,000	$88,706,000
Equipment, furniture and fixtures	17,343,000	30,201,000
Construction in progress		998,000

	35,185,000	119,905,000
Less accumulated depreciation and amortization	(24,836,000)	(61,061,000)

	$10,349,000	$58,844,000

     Property, equipment and leaseholds are depreciated or amortized primarily on a straight-line basis over the lesser of their estimated useful lives or the lease term. Useful lives for buildings and leasehold improvements range from the lease term to 30 years and from 3 to 10 years for equipment, furniture and fixtures. Depreciation and amortization expense for the continuing property, equipment and leasehold improvements was $2,828 thousand, $2,782 thousand and $3,478 thousand in fiscal 2004, 2003 and 2002, respectively.

Note 4 — Goodwill and Other Intangible Assets:

     The following table presents the transitional disclosures for the years ended June 30, 2004, 2003 and 2002 to reflect the adoption of SFAS No. 142 as of July 1, 2002. Such disclosures add back goodwill amortization to the 2002 results to be comparable with the 2004 and 2003 results, which do not include goodwill amortization.

	Year Ended June 30,
	2004	2003	2002
Net income (loss), as reported	$615,000	$(2,798,000)	$4,517,000
Goodwill amortization net of tax			248,000

Net income (loss), as adjusted	$615,000	$(2,798,000)	$4,765,000

Diluted net income (loss) per share, as reported	$0.19	$(0.86)	$1.35
Diluted net income (loss) per share, as adjusted	$0.19	$(0.86)	$1.42

     The Company had $700 thousand and $1,033 thousand of net intangible assets at June 30, 2004 and 2003, respectively. Accumulated amortization for intangible assets was $300 thousand and $967 thousand at June 30, 2004 and 2003, respectively. Intangible assets at June

30, 2004 consist of value allocated to the purchase of aviation fuel sales contracts and are being amortized over five years. Amortization expense for intangible assets was $200 thousand and $100 thousand for the years ended June 30, 2004 and 2003, respectively. Estimated amortization expense in each of the next five years is as follows: $200 thousand in 2005; $200 thousand in 2006; $200 thousand in 2007; $100 thousand in 2008; and $0 in 2009.

Note 5 — Restricted Cash

     Restricted cash consists of cash held for specific purposes and not available for general use by the Company. Restricted cash as of June 30, 2004 is comprised of: 1) $16,133 thousand on deposit as collateral for outstanding letters of credit (“LOC Reserve”); and 2) $8,270 thousand for the Hartsfield Escrow.

     On July 29, 2004, the effective date of the senior secured credit facility with Bank of America, N.A. (“Bank of America”), $15,414 thousand of the LOC Reserve became unrestricted as the outstanding letters of credit issued on behalf of the Company by Bank of America were secured by the collateral base of the Bank of America Credit Facility.

     The Hartsfield Escrow is an escrow account established in accordance with the terms of the FBO Sale agreement and will be distributed in part or in whole, under certain conditions, over a period not to exceed five years from the FBO Sale Closing Date dependent upon the award of a new lease at the Hartsfield International Airport in Atlanta for a new FBO. If Air Centers is awarded the new lease, dependent upon the effective date and the terms and conditions of the new lease, the Company may be entitled to all, some or none of the Hartsfield Escrow.

Note 6 — Other Assets:

     Other assets consist of the following components:

	June 30,
	2004	2003
Deferred loan fees, net	$247,000	$3,339,000
Capitalized acquisition costs		321,000
Internally developed software	453,000	603,000
Other	308,000	208,000

	$1,008,000	$4,471,000

     Deferred loan fees represent costs incurred in connection with outstanding debt and are being amortized over the term of the debt. During fiscal 2004, the Company wrote off $2,549 thousand in deferred loan fees related to debt retired with the proceeds from the FBO sale.

Note 7 — Accrued Expenses and Other Current Liabilities:

     Accrued expenses and other current liabilities consist of the following components:

	June 30,
	2004	2003
Salaries, wages, and benefits	$3,819,000	$3,610,000
Sales and fuel taxes	1,988,000	2,086,000
Severance payment	1,890,000
Legal accrual	1,519,000	80,000
Insurance premiums	789,000	361,000
Note premium		1,724,000
Other	1,820,000	1,383,000

	$11,825,000	$9,244,000

Note 8 — Income Taxes:

     The income tax provision (benefit) consists of the following components:

	Year Ended June 30,
	2004	2003	2002
Current income tax provision (benefit) from continuing operations
Federal	$(1,087,000)	$157,000	$725,000
State and other	234,000	328,000	163,000

Total current income tax provision (benefit)	(853,000)	485,000	888,000

Deferred income tax provision (benefit)
Federal	(260,000)	(1,594,000)	(2,180,000)
State and other	(65,000)	(458,000)	(523,000)

Total deferred income tax benefit	$(325,000)	$(2,052,000)	$(2,703,000)

Total income tax benefit from continuing operations	(1,178,000)	(1,567,000)	(1,815,000)

Income tax provision on discontinued operations	3,659,000	97,000	4,636,000

Total income tax provision (benefit)	$2,481,000	$(1,470,000)	$2,821,000

The following is a reconciliation of the federal statutory rate to the Company’s effective tax rate on pretax income (loss):

	Year Ended June 30,
	2004	2003	2002
Continuing operations:
Federal income tax (benefit) at statutory rate	$(2,129,000)	$(1,547,000)	$(1,440,000)
State income tax provision (benefit), net of federal benefit	148,000	(123,000)	(118,000)
Nondeductible settlement costs	821,000
Other, net	(18,000)	103,000	(257,000)

Income tax benefit from continuing operations	(1,178,000)	(1,567,000)	(1,815,000)

Discontinued Operations:
Federal income tax at statutory rate	$3,181,000	$95,000	$4,011,000
State income tax, net of federal benefit	484,000	2,000	459,000
Other, net	(6,000)		166,000

Income tax provision on discontinued operations	3,659,000	97,000	4,636,000

Total income tax provision (benefit)	$2,481,000	$(1,470,000)	$2,821,000

For additional information on the non-deductible settlement costs, see Note 16 – Settlement Costs.

Deferred tax assets (liabilities) consist of the following components:

	June 30,
	2004	2003
Depreciation and amortization	$(983,000)	$645,000
Prepaid expenses	(593,000)	(787,000)
Executive note amortization	769,000	483,000
State income taxes	26,000	21,000
Allowance for doubtful accounts	643,000	987,000
Deferred rent	494,000	740,000
Installment sale deferral	805,000	420,000
Accrued expenses	978,000	992,000
Other	(77,000)	(316,000)

	$2,062,000	$3,185,000

Note 9 — Long-Term Debt:

     Long-term debt consists of the following components:

	June 30,
	2004	2003
Tax exempt bond pursuant to a loan agreement between the Company and the California Economic Development Financing Authority (“CEDFA”), with a redemption of $14.0 million at the end of the fifteenth year (2013). The loan carries a variable rate which is based on a weekly remarketing of the bonds. The rate at June 30, 2004 was 1.1% per annum. In addition, a letter of credit has been issued on behalf of the Company to guarantee the credit at an annual cost of approximately 3.1% of the principal.	$14,000,000	$14,000,000
Notes payable to banks		11,588,000
Note payable by CFK Realty to a bank in monthly installments of $25,779 per month including interest at 7.5% per annum collateralized by the Company’s corporate office, maturing in December 2011 (See Note 18).	3,010,000	3,090,000
Note payable by MercMed to a bank in monthly installments of $5,778 per month including interest at 5.59% per annum, collateralized by an aircraft. The rate is fixed for 36 months through March 2006, at which time the rate is adjusted at three-year intervals, to the federal home loan bank rate plus 275 basis point (See Note 18).	667,000	696,000
Mortgage payable to a financial institution in monthly principal installments of $3,024 at an interest rate of 6.68% per annum, collateralized by land and buildings, maturing in May 2010.	252,000	267,000
Convertible subordinated debentures payable to seller of Excel Cargo in monthly installments of $13,810 including interest at 8.5% per annum, collateralized by property acquired, which matured in September 2003.		54,000

	17,929,000	29,695,000
Less current portion of long term debt	139,000	4,194,000

	$17,790,000	$25,501,000

     Notes payable to banks at June 30, 2003 consisted of a loan and security agreement (the “Facility”), entered into on December 30, 2002 with Wells Fargo Foothill (“WFF”), a division of Wells Fargo Bank and Cerberus Partners for a five year term expiring December 30, 2007 that replaced the Company’s former collateralized credit facilities. Outstanding borrowings under the Facility as of June 30, 2003 consisted of a term loan and a revolving line of credit, in the amount of $11,588 thousand. All outstanding obligations associated with the Facility were fully satisfied with proceeds from the FBO Sale on April 12, 2004.

     The note payable by CFK Realty is collateralized by the building that is the Company’s corporate headquarters that has a net book value of $3,967 thousand at June 30, 2004. The note payable by MercMed is collateralized by an aircraft that has a net book value as of June 30, 2004 of $1,167 thousand. The mortgage payable is collateralized by land and a building that is the corporate headquarters for Maytag and has a net book value of $415 thousand at June 30, 2004.

     The following are the annual maturities of long term debt for each of the next five fiscal years and in total thereafter:

2005	$139,000
2006	149,000
2007	160,000
2008	171,000
2009	183,000
Thereafter	17,127,000

$17,929,000

Note 10 — Senior Subordinated Note:

     On September 10, 1999 the Company issued, in a private placement, a $24.0 million Senior Subordinated 12% Note (the “Note”) due in 2006 with detachable warrants to acquire 251,563 shares of the Company’s common stock originally exercisable at $13.00 per share, as adjusted for the reverse stock split effective June 18, 2003. The Note agreement was first amended on November 16, 2001, whereby the exercise price of the warrants was reduced to $11.00 per share. The Note Agreement was then subsequently amended on December 30, 2002 whereby, among other things, the exercise price on the original stock warrants was reduced to $7.484 per share. On October 28, 2003, the Company reduced the exercise price on these original warrants to $6.10 per share in connection with the acquisition of the Note by Allied on that date. The Note was retired on April 12, 2004 utilizing proceeds from the FBO Sale.

     The following were the components of the Note at June 30, 2003:

2003
Senior Subordinated Note, before discount	$24,000,000
Valuation of warrants credited to additional paid-in-capital	(1,427,000)
Accumulated amortization of warrants	872,000

Senior Subordinated Note	$23,445,000

Note 11 — Mandatorily Redeemable Preferred Stock:

     The Company issued 462,627 shares of Series A 8% Cumulative Convertible Preferred Stock (the “Preferred Stock”) at a stated value of $1.00 per share with a par value of $0.01 per share in December 2002 to investors having a pre-existing relationship with the Company, comprised of customers and employees. The issuance of the Preferred Stock occurred after the Company was unable to drawdown on its then senior revolving credit facility.

     The shares of the Preferred Stock are convertible to common stock, at the option of the stockholder, at a conversion price of $7.50 per share. Dividends on the Preferred Stock accrue on an annual basis at an annual rate of 8.0% and shall be fully cumulative and shall accrue whether or not they have been declared and whether or not there are profits, surplus or other funds of the Company legally available for the payment of dividends. Such dividends shall be paid, either in cash or in-kind, at the election of the Company. Accrued dividends at June 30, 2004 were $56,000. During a 30-day period immediately following the third, fourth, fifth and each subsequent anniversary date of the issuance of the Preferred Stock, both the Company and the stockholder have the option to redeem the then outstanding shares of Preferred Stock for an amount equal to $1.00 plus all accrued but unpaid dividends for each share of Preferred Stock redeemed. The Company has the option, whether the Company or the Stockholder exercised their redemption option, to pay all or part of the redemption in shares of the Company’s common stock. In the event of any liquidation of the Company, the holders of Preferred Stock have a liquidation preference over common stock, plus all declared but unpaid dividends. In the event the assets are insufficient to cover the aforesaid amounts, the preferred stockholders would share in the assets ratably in proportion to the full preferential amount.

Note 12 — Employee Stock Option Plans:

     The Company has the following stock option plans: the 1990 Long-Term Incentive Plan (“1990 Incentive Plan”); the 1990 Directors Stock Option Plan (“1990 Directors Plan”); the 1998 Long-Term Incentive Plan (“1998 Incentive Plan”); the 1998 Directors Stock Option Plan (“1998 Directors Plan”); and the 2001 Stock Incentive Plan (“2001 Incentive Plan”). The Company has reserved 864,816 shares related to the Incentive Plans and 240,754 shares related to the Directors’ Plans. The Company has also reserved 3,438 shares for special option grants made outside the Plans. Options granted pursuant to the Plans and special grants are generally made at the fair market value of such shares on the date of grant and generally vest over twelve months. The contractual lives of the options are generally ten years.

     The following is a summary of stock option activity:

	Long-Term	Weighted	Directors’	Weighted	Special	Weighted	2002	Weighted
	Incentive	Average	Stock Option	Average	Option	Average	Management	Average
	Plans	Option Prices	Plans	Option Prices	Grants	Option Prices	Stock Plan	Option Prices
Outstanding at June 30, 2001	224,265	$11.19	183,563	$9.65	3,438	$14.36
Granted	250,000	10.9	5,000	13.22			68,448	$15.00
Exercised	(12,225)	3.26
Cancelled	(19,647)	15.88	(7,555)	9.86

Outstanding at June 30, 2002	442,393	11.04	181,008	9.74	3,438	14.36	68,448	15.00
Granted	30,000	6.60
Exercised	(20,630)	2.81	(52,941)	3.54
Cancelled	(49,599)	13.60	(27,563)	12.96

Outstanding at June 30, 2003	402,164	10.81	100,504	12.13	3,438	14.36	68,448	15.00
Granted	75,000	6.19
Exercised	(4,851)	2.81
Cancelled	(21,344)	7.70					(27,500)	15.00

Outstanding at June 30, 2004	450,969	$10.28	100,504	$12.13	3,438	$14.36	40,948	$15.00

     The following is a summary of information about stock options issued and outstanding pursuant to the Incentive Plan, Directors’ Plan and special option grants at June 30, 2004:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Shares	Average	Average	Shares	Average
	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Exercise Price Range	June 30, 2004	Remaining Life	Price	June 30, 2004	Price
$ 2.806 - 6.600	112,563	9.23	$6.07	112,563	$6.07
9.252 - 10.900	247,626	6.92	10.79	247,626	10.79
11.200 - 12.908	133,140	3.74	11.92	133,140	11.92
14.364 - 16.875	102,530	5.36	15.30	61,582	15.51

	595,859	6.38	$10.93	554,911	$10.63

     The Company had shares exercisable under the various options plans of 476,106 and 381,828 at June 30, 2004 and 2003, respectively, at a weighted average exercise price of $11.37 and $10.68, respectively.

     During fiscal 2003, the Company extended the termination dates of certain stock options for an additional five years for 55,730 shares held by a director, an officer, and several employees of the Company, resulting in compensation expense of $318,000. No other terms were modified including the vesting period or exercise price.

     During fiscal 2002, the Company extended the termination dates of certain stock options for an additional five years for 16,625 shares held by an officer and a director, resulting in compensation expense of $87,000. No other terms were modified including the vesting period or exercise price.

     During fiscal 1996, the Company sold 68,750 shares of its common stock to two officers for $812,500. The officers each paid $40,000 in cash and issued promissory notes of $732,500 for the balance of the purchase price. The notes are payable over ten years and due in fiscal 2006. As of June 30, 2004, $533 thousand remained outstanding.

     During fiscal 2002 in connection with the 2002 Management Stock Purchase Plan, the Company loaned certain officers a total of $3,934 thousand to purchase shares in the Company’s stock from CFK Partners (see Note 18) at a price of $15.00 per share, as adjusted for the one-for-two reverse stock split effective June 18, 2003. The split adjusted trading price of the shares at that time was $9.80 per share. Included in this amount was a full recourse loan of approximately $2,907 thousand made to the Company’s CEO (“Full Recourse Note”). The remaining $1,027 thousand in loans (“Non-Recourse Loans”) to the other executives of the Company are collateralized by the related common stock. During fiscal 2002, the Company recorded a compensation charge of $792 thousand in connection with these loans to reflect the benefit received by CFK Partners represented by the purchase price paid for the shares in excess of the market value of such shares at that time. The loans to the executives (including the Full Recourse Note) were made pursuant to employment agreements and contain provisions to be forgiven over either an eight-year or a ten-year period under certain conditions. The Non-Recourse Loans are being accounted for as a variable stock plan pursuant to APB Opinion No. 25, and the Full Recourse Note is being accounted for as a fixed stock plan. Compensation expense will be charged annually as the loans are forgiven. The amount of compensation expense recorded in fiscal 2004, 2003 and 2002 associated with the forgiveness of the loans was $388 thousand, $404 thousand and $34 thousand, respectively.

     During fiscal 2004, two officers who participated in the 2002 Management Stock Purchase Plan terminated employment with the Company. On the date of their employment termination, their respective executive loans had not been fully forgiven. In exchange for the forgiveness of the outstanding executive loan amounts, the Company acquired 22,000 shares of the Company’s common stock from those officers. The Company is holding these shares of stock as treasury stock at a cost of $120 thousand. The cost of the treasury shares was based on the closing market price of the Company’s common stock on the American Stock Exchange on the date of their respective terminations of employment. The difference between the value associated with the treasury stock and the outstanding balance on these executive loans of $213 thousand was expensed.

Note 13 — Common stock purchase warrants

     The Note that the Company issued in 1999, which was repaid in full with the proceeds from the FBO Sale, included detachable warrants to acquire 251,563 shares of the Company’s common stock originally exercisable at $13.00 per share. The Note agreement was amended on November 16, 2001, whereby the exercise price was reduced to $11.00 per share, and again on December 30, 2002, whereby the exercise price of the warrants was reduced to $7.484 per share. On October 28, 2003, J H Whitney Mezzanine Fund, the originally holder of the warrants, assigned warrants to acquire 226,407 shares of the Company’s common stock to Allied (the “Allied Warrants”) while retaining warrants to acquire 25,156 shares of the Company’s common stock (the “Whitney Warrants”). At that time, the Company reduced the exercise price for the Allied Warrants to $6.10 per common share. All of the outstanding warrants expire on September 9, 2006.

Note 14 — Acquisitions and Divestitures:

     On April 12, 2004, after receiving approval from the Company’s stockholders at the Annual Stockholders’ Meeting, the Company sold all of the outstanding common stock of Air Centers, which represented 100% of the then outstanding common stock in Air Centers, to Allied with the Company receiving total consideration for the sale in cash at closing of $76,349 thousand. The assets sold through the sale of the stock of Air Centers consist of all of the assets of the Company’s FBO business excluding the Company’s FBO at the Long Beach Airport which the Company will retain and continue to operate. The final amount of the total consideration to be received by the Company from the FBO Sale is dependent upon, among other things, the determination of the amount of Air Centers’ net working capital at the time of closing and the distribution of funds from the Hartsfield Escrow. In accordance with the terms of the Stock Purchase Agreement entered into by the Company and Allied on October 28, 2003, as amended from time to time, the Company and Allied agreed to the extent Air Centers’ actual net working capital at closing exceeded $3,586 thousand, Allied is obligated to pay the Company the excess amount or to the extent Air Center’s net working capital is less than $3,586 thousand, the Company is obligated to pay Allied the deficiency. The parties also agreed to deposit $8,270 thousand at closing to establish the Hartsfield Escrow to be distributed to the parties over a period not to exceed five (5) years from the FBO Sale Closing Date dependent upon the award of a new lease at the Hartsfield International Airport for a new FBO. If Air Centers is awarded the new lease, dependent upon the effective date, terms and conditions of the new lease, the Company may be entitled to none, some or all of the Hartsfield Escrow.

     The proceeds from the FBO Sale were used to: 1) prepay the outstanding principal on the Facility due Foothill comprised of both a term loan and a revolving credit facility, in the amount of $13,255 thousand; 2) pay accrued interest and fees associated with the Foothill credit facility of $203 thousand; 3) establish a cash collateral with Foothill in the amount of $16,031 thousand in support of issued and outstanding letters of credit issued under the terms of the Foothill credit facility; 4) prepay the outstanding principal, including the amount of accrued interest PIK on the Note of $24,120 thousand to Allied; 5) pay accrued interest and fees associated with the Note of $141 thousand; 6) prepay the outstanding principal, including the amount of accumulated PIK interest, on the Hambro Notes in the amount of $3,695 thousand; 7) pay accrued interest on the Hambro Notes in the amount of $15 thousand; 8) establish the Hartsfield Escrow in the amount of $8,270 thousand; and 9) pay for transaction related fees and expenses of $1,324 thousand. After satisfying the obligations noted above, the Company received $9,295 thousand.

     In June 2002, the Company sold its FBO operations at Bedford, Massachusetts for $15,500 thousand in cash, resulting in a pre-tax gain of $8,929 thousand. Estimated taxes of $3,530 thousand for this sale were transferred to a bank escrow account pending payment of the related federal and state taxes or payment of bank debt. The remaining cash proceeds of $11,520 thousand were utilized to repay bank debt.

Note 15 — MercFuel Private Placement:

     On March 7, 2001, the Company announced its plan to create an independent publicly traded company, MercFuel, Inc. MercFuel was organized in Delaware on October 27, 2000 as a wholly owned subsidiary of the Company. On January 1, 2001, the

Company transferred to MercFuel the assets and liabilities of its Fuel Sales division. On May 16, 2001, and amended twice thereafter, MercFuel filed a registration statement related to the proposed offering. Due to market conditions, the Company was not able to complete the offering. The Company incurred $985 thousand of expenses associated with the offering and private placement which were expensed during the second quarter of fiscal 2002.

Note 16 – Settlement Costs

     During fiscal 2004, the Company incurred settlement costs of $2,414 thousand associated with two items.

     In December 2003, the Company entered into a settlement agreement relating to litigation with J O Hambro Capital Management and certain of its affiliates and private clients (collectively “J O Hambro”) whereby the Company agreed to pay J O Hambro $3,586,000 (the “Hambro Settlement Amount”) in exchange for the following, among other things: (1) the release of certain claims by J O Hambro; (2) the Company’s agreement to dismiss litigation against J O Hambro; (3) the Company’s agreement not to institute certain litigation against J O Hambro and certain other parties; (4) reimbursement of certain costs associated with the pending litigation and defense preparation for anticipated litigation between the parties; and (5) the purchase of 343,600 shares of the Company’s common stock (collectively referred to as the “Hambro Settlement”). The Hambro Settlement resulted in settlement costs of $1,799 thousand, which is non-deductible for income tax purposes, which represented the difference between the Hambro Settlement Amount and the trading value of the shares of common stock acquired by the Company on the day of the Hambro Settlement.

     In July 2004, the Company entered into a settlement agreement with David H. Murdock and related parties (collectively “Murdock”). The Company and Murdock entered into a mutual release of claims whereby Murdock was paid $525 thousand representing all costs, fees and expenses incurred by Murdock in connection with this settlement agreement and due diligence investigation of the Company’s business and in consideration for Murdock’s execution of the mutual release of claims. In addition, Murdock agreed to sell and the Company agreed to purchase 150,000 shares of the Company’s common stock, representing all of the Company’s common stock owned by Murdock, for $6.00 per share (collectively “the Murdock Settlement”). The Murdock Settlement resulted in settlement costs of $615 thousand, which is not deductible for income tax purposes, and represents the difference between the total amount paid by the Company for the Murdock Settlement and the trading value of the shares of common stock acquired by the Company on the day of the Murdock Settlement.

Note 17 — Commitments and Contingencies:

Leases

     The Company is obligated under noncancellable operating leases. Certain leases include renewal clauses and require payment of real estate taxes, insurance and other operating costs. Total rental expense for continuing operations on all such leases for fiscal 2004, 2003 and 2002 was $6,806 thousand, $6,505 thousand and $4,699 thousand, respectively, which is net of sublease rental income of approximately $63,000, $63,000 and $183,000 for fiscal 2004, 2003 and 2002, respectively. The following are the minimum annual rentals on all noncancellable-operating leases having a term of more than one year at June 30, 2004:

2005	$7,187,000
2006	6,581,000
2007	3,286,000
2008	2,668,000
2009	2,402,000
Thereafter	5,376,000

Total minimum payments required	$27,500,000

Purchase Commitments

     On April 1, 2004, Air Cargo entered into a one-year renewal of its contract to purchase all of South African Airlines cargo capacity on its passenger flights from the United States and Canada to South Africa. Air Cargo’s one-year commitment for these routes is approximately $4,715 thousand, which is essentially unchanged from the previous year.

Guarantees

     The Company is a guarantor on certain airport site and facility leases associated with eleven of Air Centers’ FBO locations that were in effect as of the FBO Sale Closing Date. As a condition of the sale, Allied agreed to fully indemnify the Company from any and all costs associated with the pre-existing guarantees while Air Centers and Allied use their best efforts to have the Company removed as guarantor on these leases. As a result of the indemnification provided by Allied, the Company does not believe any claim being made on the Company as a result of these guarantees will have a material effect on the Company’s results of operations, cash flows or financial position.

Litigation

     On May 1, 2002, the Company received a notice of violation (“NOV”) from the Environmental Protection Agency (“EPA”) for the Air Centers’ Fort Wayne, Indiana facility alleging that the Company’s spill prevention, control and countermeasure plan (“SPCC Plan”) did not meet certain federal regulations. On March 14, 2003, the Company received a NOV from the EPA alleging certain deficiencies in the Company’s SPCC Plan for the Air Centers’ Fort Wayne, Indiana facility, submitted to the EPA in November 2002. The Company believes that it has resolved all deficiencies except for alleged deficiencies related to: 1) secondary containment for refueling trucks, and 2) secondary containment for discrete fuel loading areas. Pursuant to an agreement detailed in a letter submitted to the EPA on April 16, 2003, the Company has been permitted to suspend modifications to its SPCC Plan regarding the installation of secondary containment for its refueling trucks, pending resolution of federal regulatory issues associated with secondary containment for such trucks. The EPA has also extended national compliance with regulations related to discrete loading areas until August 17, 2004. Further, the EPA announced in a Federal Register notice dated June 28, 2004, 69 Fed. Reg. 38297 that the EPA is considering a proposal to amend 40 CFR 112 to address, among other things, the “applicability of the rule to mobile/portable containers.”

     The FBO Sale’s Stock Purchase Agreement between the Company and Allied provides that the Company shall be responsible for compliance, for a period of eighteen months subsequent to the FBO Sale Closing Date for any required secondary containment (as the term is defined in the Stock Purchase Agreement) required by any applicable governmental authority requiring secondary containment pursuant to environmental law for extended or overnight fuel truck parking at any FBO comprising the FBO business on the FBO Sale Closing Date. In the opinion of management, the ultimate resolution of this matter is not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

     On February 26, 2003, Robert Bosch filed an action in the United States District Court, Eastern District of New York against Excel Cargo, Inc. (“Excel”), a wholly owned subsidiary of the Company, and others seeking $1.5 million in damages for damaged cargo. On June 4, 2003 plaintiff’s counsel agreed to voluntarily dismiss Excel, without prejudice, from the lawsuit conditioned on the production of information by Excel. To date, plaintiff has not yet followed through. This matter is insured and is being handled by insurance counsel. In the opinion of management, the ultimate resolution of this matter is not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

     On April 16, 2003, the Plan Committee of Shuttle America Corp. filed an Adversary Proceeding in the United States Bankruptcy Court, District of Connecticut alleging preferential transfers in the amount of $995 thousand. The parties reached a settlement agreement, which provided the Company to pay Shuttle America $40 thousand. The settlement agreement was approved by the bankruptcy court with the Company satisfying, subsequent to the bankruptcy court approval, all outstanding obligations on this matter.

     On July 9, 2003 Central Insurance Company, LTD filed an action in the United States District Court Central District of California-Western Division, against Air Cargo for damages paid to their assured United Microelectronics Corp in the amount of $335,337. In May 2004, this matter was dismissed without cost to the Company.

     On November 26, 2003, Signature Flight Support Corporation filed a complaint against Air Centers and Allied alleging: 1) breach of contract and tortious interference with contract against Allied; 2) interference with prospective economic advantage against Allied; and 3) unfair business practices against the Company and Allied. The Company believes that the allegations are without merit and is in the process of preparing a response. The Company has agreed to indemnify Allied and its affiliates (including, without limitation, Air Centers after the closing of the FBO Sale), directors, officers, agents, employees and controlling persons from certain liabilities, obligations, losses or expenses to which Allied may become subject as a result of the complaint. On August 4, 2004 the parties participated in a court ordered mediation session and were not able to resolve their differences. In the opinion of management, the ultimate resolution of this complaint is not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

     The Company is also a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on the Company’s results of operations, cash flows or financial position.

Note 18 — Related Party Transactions:

     CFK Partners was a partnership consisting of three of the Company’s directors, one of whom also serves as the Company’s Chief Executive Officer and another who serves as Chairman of the Board of Directors. In addition, CFK Partners also owns approximately 30% of the Company’s outstanding common stock. In July 2004, after the retirement of Dr. Fagan as the Company’s Chairman of the Board of Directors, Dr. Fagan withdrew as a member of CFK Partners. The remaining members of CFK Partners, now known as CK Partners, are the Company’s Chief Executive Officer and one of the members of the Company’s board of directors, who is also the Company’s primary outside legal counsel.

     Pursuant to the terms of Dr. Fagan’s contract with the Company, upon Dr. Fagan’s retirement as Chairman of the Board of Directors in July 2004, the Company paid Dr. Fagan a bonus and severance payment of $1,890 thousand.

     In January 2002, the Company sold the land and the office building which houses its corporate headquarters to CFK Realty Partners, LLC (“CFK Realty”) for $4,200 thousand, consisting of $2,800 thousand in cash and a note receivable of $1,400 thousand. The note accrued interest at 5% and contained provisions whereby CFK Realty could elect to extend the maturity date in one-year increments through December 31, 2004. The note had an original maturity date of December 31, 2002. In early December 2002, and again in 2003 the Company received notification from CFK Realty that it was exercising its right to extend the maturity date of the note for an additional one year period. Concurrently with the sale, the Company also entered into a twenty-year lease of the property for a monthly rental amount of approximately $37 thousand. During fiscal 2003, the Company expended $275 thousand for leasehold improvements on its corporate headquarters. This amount will be amortized over the office lease term. CFK Realty financed the purchase of the headquarters through a $3,200 thousand loan. In July 2004, CFK Realty was restructured whereby Dr. Fagan, the retired Chairman of the Company’s Board of Directors, became the sole member of CFK Realty.

     The Company uses the services of the legal firm McBreen and Kopko (the “Firm”) for various general corporate legal matters. Mr. Frederick H. Kopko, Jr., a partner of the Firm, is a member of the Company’s Board of Directors and is a member of CK Partners. During fiscal 2004, 2003 and 2002, the Company paid the Firm $916 thousand, $699 thousand, and $785 thousand, respectively, for legal services rendered by the Firm.

Note 19 — Major Customers and Foreign Customers:

     AirTran Airways represented approximately 23%, 24% and 20% of the Company’s consolidated revenues from continuing operations for fiscal 2004, 2003 and 2002, respectively, with sales to NetJets comprising approximately 8%, 7% and 2% of the Company’s consolidated revenues from continuing operations for fiscal 2004, 2003 and 2002, respectively. Government contract services consist of revenues from agencies of the government of the United States of America. Revenue from this segment represented approximately 6%, 7% and 10% of the Company’s consolidated revenues from continuing operations for fiscal 2004, 2003 and 2002, respectively. National, a customer of MercFuel, ceased operations on November 6, 2002. The Company had been providing fuel to National since May 1999. In December 2000, National filed for Chapter 11 bankruptcy protection and the Company continued to sell fuel to National on a secured basis under the auspices of the bankruptcy court. Sales to National represented approximately 7% and 17% of consolidated revenues from continuing operations for fiscal 2003 and 2002, respectively. No other customers accounted for over 10% of the Company’s consolidated revenues from continuing operations. The Company does business with a number of foreign airlines, principally in the sale of aviation fuels. For the most part, such sales are made within the United States of America and utilize the same assets and generally the same personnel as are utilized in the Company’s domestic business. Revenues related to these foreign airlines amounted to approximately 35%, 31% and 23% of consolidated revenues from continuing operations for fiscal 2004, 2003 and 2002, respectively.

Note 20 — Net Income (Loss) Per Share:

     Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.

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

	Year Ended		Year Ended		Year Ended
	June 30, 2004		June 30, 2003		June 30, 2002
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted average number of common stock outstanding during the period	3,059,200	3,059,200	3,263,000	3,263,000	3,282,500	3,282,500
Common stock equivalents resulting from the assumed exercise of stock options						60,500
Common stock resulting from the assumed conversion of debentures						12,000

Weighted average number of common and common equivalent shares outstanding during the period	3,059,200	3,059,200	3,263,000	3,263,000	3,282,500	3,355,000

Loss from continuing operations, net of taxes	$(5,083,000)	$(5,083,000)	$(2,983,000)	$(2,983,000)	$(2,420,000)	$(2,420,000)
Add: Interest expense, net of taxes, on convertible debentures						15,000

Adjusted loss from continuing operations, net of taxes	$(5,083,000)	$(5,083,000)	$(2,983,000)	$(2,983,000)	$(2,420,000)	$(2,405,000)
Preferred stock dividends	(37,000)	(37,000)	(19,000)	(19,000)
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	(1,803,000)	(1,803,000)	185,000	185,000	6,937,000	6,937,000
Gain on sale of discontinued operations, net of taxes	7,501,000	7,501,000

Adjusted net income (loss) applicable to common stockholders	$578,000	$578,000	$(2,817,000)	$(2,817,000)	$4,517,000	$4,532,000

Common stock and common stock equivalents	3,059,200	3,059,200	3,263,000	3,263,000	3,282,500	3,355,000
Income (loss) per share:
From continuing operations, net of taxes	$(1.67)	$(1.67)	$(0.92)	$(0.92)	$(0.74)	$(0.72)
From discontinued operations, net of taxes	(0.59)	(0.59)	0.06	0.06	2.12	2.07
From sale of discontinued operations, net of taxes	2.45	2.45

Net income (loss) per share	$0.19	$0.19	$(0.86)	$(0.86)	$1.38	$1.35

Note 21 — Segment Reporting:

     The Company operates and reports its activities through three principal units: MercFuel, Air Cargo and Maytag. Air Centers was sold on April 12, 2004 and RPA, was sold on July 3, 2001. As a result, Air Center’s and RPA’s historical operating results have been reclassified as discontinued operations. The segment data included below has been restated to exclude amounts related to the Air Centers.

				Corporate
				or	Total Continuing	Discontinued
	MercFuel	Air Cargo	Maytag	Unallocated	Operations	Business	Total
2004
Revenues	$322,631	$39,549	$23,281		$385,461		$385,461
Gross margin	6,080	1,800	5,146		13,026		13,026
Depreciation and amortization	469	1,725	414	220	2,828	4,478	7,306
Capital expenditures	662	63	172	287	1,184	3,836	5,020
Goodwill		1,252	3,137		4,389		4,389
Total segment assets	38,575	14,631	10,121	42,630	105,957		105,957

2003
Revenues	$280,136	$32,691	$24,421		$337,248		$337,248
Gross margin	5,926	2,585	4,598		13,109		13,109
Depreciation and amortization	318	1,887	349	228	2,782	5,181	7,963
Capital expenditures	7	60	4	319	390	3,675	4,065
Goodwill		1,252	3,137		4,389		4,389
Total segment assets	29,460	16,226	10,773	17,411	73,870	59,085	132,955

     The information provided above for Discontinued Business represents the depreciation and amortization and capital expenditures for Air Centers through the FBO Sale Closing Date for fiscal 2004. For fiscal 2003, the information provided for Discontinued Business represents depreciation and amortization and capital expenditures for the full year and the segment assets as of June 30, 2003.

     Gross margin is used as the measure of profit and loss for segment reporting purposes as it is viewed by key decision makers as the principal operating indicator in measuring segment profitability. The key decision makers also view bad debt expense as an important measure of profit and loss. The predominant component of bad debt expense relates to MercFuel. Bad debt expense for MercFuel was approximately $263 thousand, $1,060 thousand in fiscal 2004 and 2003, respectively; total bad debt expense for continuing operations, was $506 thousand and $1,192 and in fiscal 2004 and 2003 respectively.

Note 22 — Quarterly Financial Data (Unaudited):

	September 30,	December 31,	March 31,	June 30,
	2003	2003	2004	2004
Sales and revenues	$79,710,000	$91,499,000	$103,781,000	$110,471,000
Gross margin	3,511,000	3,828,000	2,732,000	2,955,000
Income (loss) from continuing operations, net of taxes	68,000	(1,248,000)	(1,168,000)	(2,735,000)
Gain on sale, net of taxes				7,501,000
Loss from discontinued operations, net of taxes	(370,000)	(269,000)	(651,000)	(513,000)

Net income (loss)	(302,000)	(1,517,000)	(1,819,000)	4,253,000

Income (loss) per share:
Basic:
From continuing operations, net of taxes	$0.02	$(0.39)	$(0.41)	$(0.95)
From gain on sale, net of taxes				2.59
From discontinued operations, net of taxes	(0.12)	(0.09)	(0.22)	(0.18)

Net income (loss) per share	$(0.10)	$(0.48)	$(0.63)	$1.46

Diluted:
From continuing operations, net of taxes	$0.02	$(0.39)	$(0.41)	$(0.95)
From gain on sale, net of taxes				2.59
From discontinued operations, net of taxes	(0.12)	(0.09)	(0.22)	(0.18)

Net income (loss) per share	$(0.10)	$(0.48)	$(0.63)	$1.46

     The sum of the fiscal 2004 quarterly income (loss) per share does not agree with the fiscal 2004 full year income (loss) per share due to the purchase of 346,100 shares of common stock by the Company during fiscal 2004. Included in the shares acquired by the Company is the purchase of 343,600 shares of common stock purchased in accordance with the Hambro Settlement as discussed in Note 16 — Settlement Costs.

	September 30,	December 31,	March 31,	June 30,
	2002	2002	2003	2003
Sales and revenues	$84,069,000	$90,509,000	$86,883,000	$75,787,000
Gross margin	2,977,000	3,947,000	3,249,000	2,936,000
Loss from continuing operations, net of taxes	(957,000)	(834,000)	(510,000)	(683,000)
Income (loss) from discontinued operations, net of taxes	368,000	238,000	(588,000)	168,000

Net loss	(589,000)	(596,000)	(1,098,000)	(515,000)

Income (loss) per share:
Basic:
From continuing operations, net of taxes	$(0.30)	$(0.25)	$(0.15)	$(0.22)
From discontinued operations, net of taxes	0.12	0.07	(0.18)	0.05

Net loss per share	$(0.18)	$(0.18)	$(0.33)	$(0.17)

Diluted:
From continuing operations, net of taxes	$(0.30)	$(0.25)	$(0.15)	$(0.22)
From discontinued operations, net of taxes	0.12	0.07	(0.18)	0.05

Net loss per share	$(0.18)	$(0.18)	$(0.33)	$(0.17)

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended June 30, 2004

	Balance at	Charged to Costs	Deductions	Balance at End
Classification	Beginning of Period	And Expenses	(a)	of Period
2004
Allowance for doubtful accounts (b)	$2,515,000	$652,000	$(650,000)	$2,517,000

2003
Allowance for doubtful accounts (b)	$1,583,000	$1,648,000	$(716,000)	$2,515,000

2002
Allowance for doubtful accounts	$1,653,000	$1,358,000	$(1,428,000)	$1,583,000

(a)	The Deductions for fiscal 2004 includes $510,000 for the Air Centers on the FBO Sale Closing Date. The other Deductions represent the accounts receivable amounts written-off during the year.

(b)	Inclusive of allowance for trade accounts receivable and notes receivable.