Form 10-Q
period 2004-09-30
MERCURY AIR GROUP INC
filed 2004-11-12
CIK 52532

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Number of Shares Outstanding
Title	as of November 08, 2004

Common Stock, $0.01 Par Value	3,056,355

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2004	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,297,000	$4,690,000
Restricted cash		15,414,000
Trade accounts receivable, net of allowance for doubtful accounts of $1,892,000 and $1,556,000 at September 30 and June 30, 2004, respectively	55,911,000	50,974,000
Inventories	2,869,000	1,165,000
Prepaid expenses and other current assets	7,874,000	5,696,000
Deferred income taxes	1,450,000	1,451,000

TOTAL CURRENT ASSETS	80,401,000	79,390,000
PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated depreciation and amortization of $25,194,000 and $24,836,000 at September 30 and June 30, 2004, respectively	8,025,000	10,349,000
NOTES RECEIVABLE, net of allowance for doubtful accounts of $973,000 and $1,025,000 at September 30 and June 30, 2004, respectively	516,000	521,000
DEFERRED INCOME TAXES	611,000	611,000
GOODWILL	4,403,000	4,389,000
OTHER INTANGIBLE ASSETS, NET	650,000	700,000
RESTRICTED CASH	9,062,000	8,989,000
OTHER ASSETS, NET	1,218,000	1,008,000

TOTAL ASSETS	$104,886,000	$105,957,000

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,857,000	$33,552,000
Accrued expenses and other current liabilities	7,448,000	11,825,000
Current portion of long-term debt	54,000	139,000

TOTAL CURRENT LIABILITIES	46,359,000	45,516,000
LONG-TERM DEBT	14,850,000	17,790,000
DEFERRED GAIN	10,224,000	8,130,000
OTHER LONG TERM LIABILITY	502,000	669,000
DEFERRED RENT	1,100,000	1,257,000
MINORITY INTEREST		182,000

TOTAL LIABILITIES	73,035,000	73,544,000
MANDATORILY REDEEMABLE PREFERRED STOCK: Series A — $0.01 par value; 1,000,000 shares authorized; 462,627 shares outstanding at September 30 and June 30, 2004, respectively	527,000	518,000
STOCKHOLDERS’ EQUITY:
Preferred stock — $0.01 par value; authorized 2,000,000 shares; no shares outstanding
Common stock — $0.01 par value; authorized 18,000,000 shares; 2,804,885 and 2,954,819 shares outstanding at September 30 and June 30, 2004, respectively	28,000	30,000
Additional paid-in capital	19,929,000	20,737,000
Retained earnings	14,650,000	14,596,000
Accumulated other comprehensive income (loss)	68,000	(46,000)
Treasury stock, 27,500 and 24,500 shares at September 30 and June 30, 2004, respectively	(140,000)	(120,000)
Notes receivable from officers	(3,211,000)	(3,302,000)

TOTAL STOCKHOLDERS’ EQUITY	31,324,000	31,895,000

TOTAL LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$104,886,000	$105,957,000

See accompanying notes to consolidated financial statements.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2004	2003
	(Unaudited)
Sales and revenues:
Sales	$108,934,000	$64,990,000
Service revenues	16,557,000	14,720,000

Total sales and revenues	125,491,000	79,710,000

Costs and expenses:
Cost of sales	106,040,000	62,449,000
Operating expenses	15,160,000	13,750,000

Total costs and expenses	121,200,000	76,199,000

Gross margin (excluding depreciation and amortization)	4,291,000	3,511,000

Expenses (income):
Selling, general and administrative	2,711,000	2,281,000
Provision for bad debts	277,000	360,000
Depreciation and amortization	635,000	713,000
Interest expense	327,000	260,000
Interest and other income	(223,000)	(209,000)
Asset impairment loss	626,000

Total expenses (income)	4,353,000	3,405,000

Income (loss) from continuing operations before minority interest and income tax expense	(62,000)	106,000
Minority interest	181,000	6,000

Income from continuing operations before income tax expense	119,000	112,000
Income tax expense	55,000	44,000

Income from continuing operations, net of taxes	64,000	68,000
Loss from discontinued operation, net of tax benefit of $237,000 for the three months ended September 30, 2003		(370,000)

Net income (loss)	64,000	(302,000)
Accrued preferred stock dividends	9,000	9,000

Net income (loss) applicable to common stockholders	$55,000	$(311,000)

Income (loss) per common share:
Basic:
From continuing operations, net of taxes	$0.02	$0.02
From discontinued operations, net of taxes		(0.12)

Net income (loss) per share	$0.02	$(0.10)

Diluted:
From continuing operations, net of taxes	$0.02	$0.02
From discontinued operations, net of taxes		(0.12)

Net income (loss) per share	$0.02	$(0.10)

See accompanying notes to consolidated financial statements.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$64,000	$(302,000)
Adjustments to derive cash flow from operating activities:
Provision for bad debts	277,000	383,000
Depreciation and amortization	635,000	2,171,000
Deferred income taxes		(222,000)
Deferred rent	(324,000)	(157,000)
Executive loan amortization	91,000	101,000
Minority interest	(181,000)	4,000
Other non-cash items	33,000
Asset impairment loss	626,000
Amortization of senior subordinated note discount		44,000
Changes in operating assets and liabilities:
Trade and other accounts receivable	(5,996,000)	(2,388,000)
Inventories	(1,704,000)	197,000
Prepaid expenses and other current assets	(1,366,000)	1,533,000
Accounts payable	5,305,000	(143,000)
Accrued expenses and other current liabilities	(4,377,000)	942,000

Net cash provided by (used in) operating activities	(6,917,000)	2,163,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	15,358,000
Decrease (increase) in other assets	(248,000)	125,000
Decrease in notes receivable	634,000	306,000
Proceeds from sale of property	2,000
Additions to property, equipment and leaseholds	(447,000)	(1,160,000)

Net cash provided by (used in) investing activities	15,299,000	(729,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net reduction of debt instruments	(16,000)	(768,000)
Repurchase of common stock	(830,000)
Proceeds from exercise of stock options		14,000

Net cash used in financing activities	(846,000)	(754,000)

Effect of exchange rate changes	71,000	8,000
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,607,000	688,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,690,000	2,802,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,297,000	$3,490,000

CASH PAID DURING THE PERIOD FOR:
Interest	$244,000	$1,527,000
Income taxes	$1,610,000	$349,000

See accompanying notes to consolidated financial statements.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
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

     Through April 12, 2004, the Company operated a fourth operating unit, Mercury Air Centers, Inc. (“Air Centers”). Air Centers’ operations consisted of aviation fuel sales, aircraft refueling operations (“into-plane”), aircraft ground support services, aircraft hangar services, aircraft parking (“aircraft tie-down services”) and aircraft maintenance at certain Air Center locations, known as Fixed Based Operations (“FBO’s”). On April 12, 2004 (the “FBO Sale Closing Date”), following stockholder approval, the Company sold all of Air Centers outstanding common stock to Allied Capital Corporation (“Allied”) for $76,349 thousand subject to adjustments for, among other things, Air Centers’ net working capital as of the FBO Sale Closing Date and the distribution of funds from an escrow account established at closing associated with the Air Centers’ Hartsfield International Airport FBO (the “Hartsfield FBO”). The assets sold through the sale of the stock of Air Centers (the “FBO Sale”) consist of all of the assets of the Company’s FBO business excluding the Company’s FBO at the Long Beach Airport which the Company has retained and continues to operate.

     As used in this Quarterly Report on Form 10-Q, the term “Company” or “Mercury” refers to Mercury Air Group, Inc. and, unless the context otherwise requires, its subsidiaries. The Company’s principal executive offices are located at 5456 McConnell Avenue, Los Angeles, California, 90066 and its telephone number is (310) 827-2737.

Forward-Looking Statements

     This Quarterly Report on Form 10-Q and the information incorporated by reference in it includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may”, “will”, “anticipate”, “estimate”, “expect” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out correct. Factors that impact such forward-looking statements include, but are not limited to, quarterly fluctuations in results; the management of growth; fluctuations in world oil prices, interest rates or foreign currency; changes in political, economic, regulatory or environmental conditions; the loss of key customers, suppliers or members of senior management; uninsured losses; competition; credit risk associated with accounts receivable; and other risks detailed in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission filings. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

     The Company may experience decreases in future sales volume and margins as a result of deterioration in the world economy, or in the aviation industry, and continued conflicts and instability in the Middle East, Asia and Latin America, as well as a result of potential future terrorist activities and possible military retaliation. Through the Company’s first quarter of fiscal 2005, petroleum product prices, including aviation fuel, have either achieved or been close to historical high levels. This sustained price level places additional financial burden on many of the Company’s customers. If the Company’s customers are not able to pass on the higher petroleum product prices to its customers, they may experience financial hardship which may result in the Company experiencing longer collection terms, which will place additional financial burden on the Company, or higher level of uncollectible accounts.

Basis of Presentation

     The accompanying unaudited financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation have been reflected in these financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005 due to seasonal and other factors. In order to maintain consistency and comparability between periods presented, certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Note 2 — Stock-Based Employee Compensation

     The Company has four stock option plans. As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”) the Company measures compensation expense related to employee stock options granted utilizing the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the pro forma effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended
	September 30,
	2004	2003
Net income (loss), as reported	$64,000	$(302,000)
Add stock-based employee compensation expense included in net income (loss), net of tax	48,000	62,000
Less total stock based employee compensation determined under the fair value based method for all awards, net of tax	(9,000)	(32,000)

Pro forma net income (loss)	$103,000	$(272,000)

Basic net income (loss) per share — as reported	$0.02	$(0.10)
Basic net loss income (loss) per share — pro forma	$0.03	$(0.09)
Diluted net income (loss) per share — as reported	$0.02	$(0.10)
Diluted net income (loss) per share — pro forma	$0.03	$(0.09)

Note 3 — Income Taxes

     Income tax expense has been computed based on the estimated annual effective income tax rate for the respective periods adjusted for significant events that have occurred during the respective periods that are not expected to recur in future periods. The effective income tax rate for income from continuing operations was 46.4% and 39.0% for the three month periods ended September 30, 2004 and 2003, respectively.

Note 4 — Litigation

     On May 1, 2002, the Company received a notice of violation (“NOV”) from the Environmental Protection Agency (“EPA”) for the Air Centers’ Fort Wayne, Indiana facility alleging that the Company’s spill prevention, control and countermeasure plan (“SPCC Plan”) did not meet certain federal regulations. On March 14, 2003, the Company received a NOV from the EPA alleging certain deficiencies in the Company’s SPCC Plan for the Air Centers’ Fort Wayne, Indiana facility, submitted to the EPA in November 2002. The Company believes that it has resolved all deficiencies except for alleged deficiencies related to: 1) secondary containment for refueling trucks, and 2) secondary containment for discrete fuel loading areas. Pursuant to an agreement detailed in a letter submitted to the EPA on April 16, 2003, the Company has been permitted to suspend modifications to its SPCC Plan regarding the installation of secondary containment for its refueling trucks, pending resolution of federal regulatory issues associated with secondary containment for such trucks. The EPA has also extended national compliance with regulations related to discrete loading areas until November 15, 2004. Further, the EPA announced in a Federal Register notice dated June 28, 2004, 69 Fed. Reg. 38297 that the EPA is considering a proposal to amend 40 CFR 112 to address, among other things, the “applicability of the rule to mobile/portable containers.”

     The Stock Purchase Agreement between the Company and Allied dated as of October 28, 2003 regarding the sale of all of the outstanding stock owned by the Company in Air Centers (the “Air Centers’ SPA”), provides that the Company shall be responsible for compliance, for a period of eighteen months subsequent to the FBO Sale Closing Date, for any required secondary containment (as the term is defined in the Air Centers’ SPA) required by any applicable governmental authority requiring secondary containment pursuant to environmental law for extended or overnight fuel truck parking at any FBO comprising the FBO business on the FBO Sale Closing Date. In the opinion of management, the ultimate resolution of this matter is not expected to have a material effect on the Company’s results of operations, cash flow or financial position.

     On November 26, 2003, Signature Flight Support Corporation filed a complaint against Air Centers and Allied in federal court as a result of the FBO Sale alleging: 1) breach of contract and tortious interference with contract against Allied; 2) interference with prospective economic advantage against Allied; and 3) unfair business practices against the Company and Allied. The Company believes that the allegations are without merit and is in the process of preparing a response. The Company has agreed to indemnify Allied and its affiliates (including, without limitation, Air Centers after the closing of the FBO Sale), directors, officers, agents, employees and controlling persons from certain liabilities, obligations, losses or expenses to which Allied may become subject as a result of the complaint. On August 4, 2004 the parties participated in a court ordered mediation session and were not able to resolve their differences. On September 22, 2004 Signature also filed an action in the Superior Court of the State of California for the County of Los Angeles against Mercury Air Group, Inc. and Joe Czyzyk arising out of the same transaction that is at issue in the federal action. In the opinion of management, the ultimate resolution of these complaints is not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

     The Company is also a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on the Company’s results of operations, cash flows or financial position. Reference is made to the Company’s Annual Report on Form 10-K for the period ended June 30, 2004 for additional legal matters with respect to which no material developments have occurred in the current quarter.

Note 5 — Restricted Cash

     Restricted cash consists of cash held for specific purposes and not available for general use by the Company. Restricted cash as of September 30, 2004 is comprised of: 1) $768 thousand on deposit with Wells Fargo Foothill as reserve for outstanding letters of credit fees; and 2) $8,294 thousand for an escrow account established on the FBO Sale Closing Date associated with the Hartsfield FBO (the “Harstfield Escrow Account”). The funds held in the Hartsfield Escrow Account are to be distributed to either one or both of the Company and Allied over a period not to exceed five years from the FBO Sale Closing Date dependent upon the award of a new lease at the Hartsfield International Airport in Atlanta for a new FBO. Dependent upon the effective date of the new lease and the terms and conditions of the new lease, the Company may be entitled to all, some or none of the amount deposited into the Hartsfield Escrow Account at closing.

     On October 11, 2004, the city of Atlanta notified Air Centers that it planned on entering into lease negotiations with a different company for the new FBO at the Hartsfield International Airport. The Company and Air Centers are reviewing the viability of a protest if a final lease is awarded to a third party. If a new FBO lease at the Hartsfield International Airport is not awarded to Air Centers, the amount remaining undistributed in the Hartsfield Escrow Account on the date that Air Centers ceases operating the Hartsfield FBO will be distributed to Allied. Although no assurance can be given by the Company that Air Centers will be operating the Hartsfield FBO on April 12, 2005, if Air Centers is still operating the Hartsfield FBO under the existing lease terms and conditions on April 12, 2005, the Company will be entitled to receive $1,654 thousand from the Hartsfield Escrow Account.

Note 6 — Debt

     On July 29, 2004, the Company and Bank of America, N.A. (“Bank of America”) entered into a three-year $30,000 thousand revolving line of credit (the “B of A Credit Facility”) collateralized by all of the assets of the Company, the terms of which were amended effective November 1, 2004. In accordance with the terms of the loan agreement, as amended, the revolving line of credit is used as collateral for any letter of credit issued by the Company and for general working capital needs. Upon the effective date of the B of A Credit Facility, $15,414 thousand of cash deposited by the Company as collateral for outstanding letters of credit and reported as restricted cash on the Company’s balance sheet at June 30, 2004 was released to the Company for general corporate purposes. As of September 30, 2004, the Company had $29,574 thousand of revolving credit line available under the B of A Credit Facility, net of applicable reserves, of which $15,539 thousand was reserved for issued and outstanding letters of credit and $14,035 thousand was available and undrawn. However, based on the terms of the First Amendment to Loan Agreement dated as of November 1, 2004 (the “First Amendment”), the amount available and undrawn as of September 30, 2004 was $11,223 thousand. The amount of credit available to the Company on the B of A Credit Facility, as amended, is determined monthly and is equal to the lesser of 1) sum of : a) 80% of the balance due on Domestic Eligible Receivables less b) $2,000 thousand; and 2) $30,000 thousand. The B of A Credit Facility, as amended, contains certain financial covenants limiting the amount the Company can expend annually for capital expenditures to $2,000 thousand. The B of A Credit Facility, as amended, also prohibits the repurchase of stock and the payment of cash dividends, except for cash dividends in an amount not to exceed $17,500 thousand by June 30, 2005. The Company is also required to maintain certain financial targets for tangible net worth and fixed charges. The Company is in compliance with all of the terms and conditions of the B of A Credit Facility.

     On October 6, 2004 the Company declared a one-time special dividend of $17,500 thousand. After receiving consent from Bank of America and executing the First Amendment, this one-time special cash dividend was paid on November 5, 2004. Please refer to “Note 13 – Subsequent Events” for additional information on this dividend.

     On November 1, 2004, the Company and Bank of America entered into a Letter of Credit and Reimbursement Agreement (the “LOC and Reimbursement Agreement”) relating to the outstanding tax exempt bonds issued in 1998 pursuant to a loan agreement between the Company and the California Economic Development Financing Authority (“CEDFA”). As of November 1, 2004, the outstanding principal amount of the bonds outstanding was $14,000 thousand. In accordance with the terms of the LOC and Reimbursement Agreement, Bank of America has issued an irrevocable direct pay letter of credit to the trustee for the bondholders in an amount of $14,161 thousand (the “CEDFA LOC”) that replaced the previously existing irrevocable direct pay letter of credit of the same amount issued by Wells Fargo Bank, N.A. on behalf of the Company, which was cancelled simultaneously with the issuance of the CEDFA LOC. In addition to the issuance of the CEDFA LOC, the LOC and Reimbursement Agreement requires the Company to call for redemption bonds in the principal amount of $500 thousand on each of April 1 and October 1 commencing on April 1, 2005. The CEDFA LOC was issued by Bank of America as part of the B of A Credit facility.

     On November 2, 2004, the Company requested and received a cash advance on the B of A Credit Facility in the amount of $10,000 thousand. The funds received as a cash advance were used to fund the one-time special cash dividend and to meet on-going working capital requirements. After taking this cash advance into consideration, the Company had $1,223 thousand available and undrawn on the B of A Credit Facility.

Note 7 — Impairment of Long-Lived Assets

     The Company owns a 69.6% equity interest in MercMed LLC (“MercMed”), which was formed in 1998 for the purpose of owning and operating an aircraft for the MercMed members. As a result of the age of the MercMed aircraft, changes in Federal Aviation Administration requirements restricting the altitude at which the MercMed aircraft can fly, the popularity of fractional jet ownership versus outright aircraft ownership and the technological advancements in aircraft design and construction, it was determined that the current market value of the MercMed aircraft was below the carrying value of the aircraft on MercMed’s financial records. During the first quarter of fiscal 2005, the book value of the MercMed aircraft was adjusted to reflect the current market value as determined by the MercMed members, which was determined to be $532 thousand. This adjustment to market value resulted in an asset impairment loss of $626 thousand.

     The financial records of MercMed are included in the Company’s consolidated financial statements for the reporting periods and as of the balance sheet dates included in this quarterly report on Form 10-Q. The minority member’s interest in MercMed is reported as minority interest on the Company’s consolidated balance sheet and the minority member’s share of MercMed’s operating results is reported as minority interest on the Company’s consolidated statement of operations. For additional information on MercMed, please see “Note 13 – Subsequent Events”.

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

	Three Months Ended		Three Months Ended
	September 30, 2004		September 30, 2003
	Diluted	Basic	Diluted	Basic
Weighted average number of common stock outstanding during the period	2,774,600	2,774,600	3,236,800	3,236,800
Income from continuing operations, net of taxes	$64,000	$64,000	$68,000	$68,000
Preferred stock dividends	9,000	9,000	9,000	9,000
Loss from discontinued operation, net of taxes			(370,000)	(370,000)

Adjusted net income (loss) applicable to common stockholders	$55,000	$55,000	$(311,000)	$(311,000)

Income (loss) per share:
From continuing operations, net of taxes	$0.02	$0.02	$0.02	$0.02
From discontinued operations, net of taxes			(0.12)	(0.12)

Net income (loss) per share	$0.02	$0.02	$(0.10)	$(0.10)

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

     The Company operates and reports its activities through three principal units: MercFuel, Air Cargo and Maytag. Air Centers was sold on April 12, 2004. As a result, Air Centers’ historical operating results have been reclassified as discontinued operations. The segment data included below has been restated to exclude amounts related to the Air Centers.

					Total
				Corporate	Continuing
	MercFuel	Air Cargo	Maytag	And Other	Operations
Quarter Ended September 30, 2004
Revenues	$108,804	$11,190	$5,363	$134	$125,491
Gross margin	1,640	1,326	1,311	14	4,291
Depreciation and amortization	121	384	81	49	635
Capital expenditures	328	73	1	45	447
Goodwill		1,266	3,137		4,403
Segment assets	48,926	14,218	8,922	32,820	104,886
Quarter Ended September 30, 2003
Revenues	$64,990	$8,894	$5,826		$79,710
Gross margin	1,426	773	1,312		3,511
Depreciation and amortization	115	458	81	$59	713
Capital expenditures	637	12	17	9	675
Goodwill		1,252	3,137		4,389
Segment assets	28,104	16,864	11,068	18,369	74,405

     Gross margin is used as the measure of profit and loss for segment reporting purposes as it is viewed by key decision makers as the principal operating indicator in measuring segment profitability. The key decision makers also view bad debt expense as an important measure of profit and loss. The predominant component of bad debt expense relates to MercFuel. Bad debt expense for MercFuel was approximately $149,000 and $326,000 for the quarters ended September 30, 2004 and 2003, respectively; total bad debt expense was $277,000 and $360,000 in the quarters ended September 2004 and 2003, respectively.

Note 10 — Comprehensive Income (Loss)

     Comprehensive income (loss) is summarized as follows:

	Three Months Ended
	September 30,
	2004	2003
Net income (loss)	$64,000	$(302,000)
Foreign currency translation adjustment	114,000	8,000

Comprehensive income (loss)	$178,000	$(294,000)

Note 11 — Related Party Transactions

     CFK Partners was a partnership consisting of three of the Company’s directors, one of whom also serves as the Company’s Chief Executive Officer, another who served as Chairman of the Board of Directors and the third who serves as a director and is the Company’s primary outside legal counsel. In July 2004, after the retirement of Dr. Fagan as the Company’s Chairman of the Board of Directors, Dr. Fagan withdrew as a member of CFK Partners. The remaining members of CFK Partners, now known as CK Partners, are the Company’s Chief Executive Officer and one of the members of the Company’s Board of Directors. As of September 30, 2004, CK Partners owned approximately 32% of the Company’s outstanding common stock.

     Pursuant to the terms of Dr. Fagan’s contract with the Company, upon Dr. Fagan’s retirement as Chairman of the Board of Directors in July 2004, the Company paid Dr. Fagan a bonus and severance payment of $1,890 thousand. This amount was accrued at June 30, 2004.

     In January 2002, the Company sold the land and office building which houses its corporate headquarters to CFK Realty Partners, LLC (“CFK Realty”) for $4,200 thousand, consisting of $2,800 thousand in cash and a note receivable of $1,400 thousand. The note accrued interest at 5% and contained provisions whereby CFK Realty could elect to extend the maturity date in one-year increments through December 31, 2004. The note had an original maturity date of December 31, 2002. In early December 2002 and 2003, the Company received notification from CFK Realty that it was exercising its right to extend the maturity date of the note for an additional one year period. Concurrently with the sale, the Company also entered into a twenty-year lease of the property for a monthly rental amount of approximately $37 thousand. During fiscal 2003, the Company expended $275 thousand for leasehold improvements on its corporate headquarters. This amount is being amortized over the office lease term. CFK Realty financed the purchase of the headquarters through a $3,200 thousand loan. In July 2004, CFK Realty was restructured whereby Dr. Fagan, the retired Chairman of the Company’s Board of Directors, became the sole member of CFK Realty. Effective July 2004, CFK Realty is no longer considered a related party and the financial statements of CFK Realty are no longer included in the Company’s consolidated financial statements.

     The Company uses the services of the legal firm McBreen and Kopko (the “Firm”) for various general corporate legal matters. Mr. Frederick H. Kopko, Jr., a partner of the Firm, is a member of the Company’s Board of Directors and is a member of CK Partners. For the three month periods ended September 30, 2004 and 2003, the Company paid the Firm $240 thousand and $142 thousand, respectively, for legal services rendered by the Firm.

Note 12 — Discontinued Operations

     On April 12, 2004, after receiving approval from the Company’s stockholders at the Annual Stockholders’ meeting, the Company sold all of the outstanding common stock of Air Centers to Allied with the Company receiving total consideration for the sale in cash at closing of $76,349 thousand subject to adjustments for, among other things, Air Centers’ net working capital as of the FBO Sale Closing Date and the distribution of funds from the Hartsfield Escrow Account.

     The following are the results of operations of Air Centers for the three months ended September 30, 2003

Total sales and revenue	$22,533,000
Gross margin	$3,204,000
Loss before income tax benefit	$(607,000)
Income tax benefit	$237,000

Net loss	$(370,000)

Note 13 — Subsequent Events

     On October 6, 2004, the Company announced that its Board of Directors declared a one-time special cash dividend totaling $17,500 thousand, that would be payable on a pro rata basis to holders of record of its common stock as of the close of business on October 18, 2004. The dividend was paid on November 5, 2004. Based on 3,056,355 shares of its common stock outstanding as of the close of business on October 18, 2004, the dividend payable per common share was $5.70. The amount payable per share of common stock is net of the mandatory dividend payments of approximately $70 thousand on the Company’s outstanding Series A 8% Cumulative Convertible Preferred Stock (the “Preferred Stock”) as of the dividend payment date of November 5, 2004. This one-time special cash dividend was funded, in part, by a cash advance on the B of A Credit Facility in the amount of $10,000 thousand.

     On October 27, 2004, the Company announced that the Company and Bank of America executed the First Amendment to the Loan Agreement effective November 1, 2004 (the “First Amendment”) that amends certain terms and conditions to the Loan Agreement dated as of July 29, 2004 between the Company and Bank of America. The Loan Agreement, as amended by the First Amendment, will expire on July 31, 2007, or earlier under certain conditions, and provides for cash advances and letters of credit up to the lesser of $30,000 thousand or the sum of 1) 80% of the balance due on Domestic Eligible Receivables (as defined in the Loan Agreement) less 2) $2,000 thousand. Amounts due and outstanding on the Loan Agreement will continue to bear interest equal to Bank of America’s Prime Rate.

     The Loan Agreement, as amended by the First Amendment, contains certain financial covenants which will require the Company to maintain: 1) a minimum amount of Tangible Net Worth, as defined in the First Amendment and 2) a minimum Basic Fixed Charge Ratio, as defined in the First Amendment. The First Amendment also limits the amount the Company can expend during any fiscal year on capital expenditures to $2,000 thousand and prohibits the repurchase of stock and the payment of cash dividends, except for cash dividends in an amount not to exceed $17,500 thousand to be paid by June 30, 2005.

     In October 2004, the Company issued 278,970 shares of common stock due to the exercise of outstanding common stock warrants and stock options, including 226,407 shares of common stock issued to Allied upon their exercise of outstanding common stock warrants. As a result of the exercise of these options and warrants, in exchange for the issuance of the 278,970 shares of common stock, the Company received proceeds of $1,687 thousand.

     On November 1, 2004, the Company and Bank of America entered into the LOC and Reimbursement Agreement relating to the outstanding tax exempt bonds issued in 1998 pursuant to a loan agreement between the Company and CEDFA. As of November 1, 2004, the outstanding principal amount of the bonds outstanding was $14,000 thousand. In accordance with the terms of the LOC and Reimbursement Agreement, Bank of America has issued the CEDFA LOC to the trustee of the bondholders that replaced the previously existing irrevocable direct pay letter of credit of the same amount issued by Wells Fargo Bank, N.A. on behalf of the Company, which was cancelled simultaneously upon the issuance of the CEDFA LOC. In addition to the issuance of the CEDFA LOC, the LOC and Reimbursement Agreement requires the Company to call for redemption bonds in the principal amount of $500 thousand on each of April 1 and October 1 commencing on April 1, 2005. The CEDFA LOC was issued by Bank of America as part of the B of A Credit Facility.

     On November 2, 2004 the Company requested and received a cash advance of $10,000 thousand from the B of A Credit Facility. The funds received as a cash advance were used to fund the one-time special cash dividend and to meet on-going working capital requirements. After taking this cash advance into consideration, the Company had $1,223 thousand available and undrawn on the B of A Credit Facility.

     On November 10, 2004, the Company, upon authorization from the Company’s Board of Directors, entered into an agreement to sell all of its rights, title and interest in MercMed to Dr. Fagan. In accordance with the agreement between the Company and Dr. Fagan, the Company has agreed to pay for certain costs incurred by MercMed prior to October 1, 2004 and to provide Dr. Fagan with jet fuel in an amount not to exceed $75 thousand over a five year period. Dr. Fagan has agreed to pay the debt service costs, including the outstanding principal associated with MercMed’s loan and to hold the Company harmless in regard to this loan. During the first quarter of fiscal 2005, the Company recognized an asset impairment loss of $626 thousand associated with the aircraft owned by MercMed .

     On November 10, 2004, the Company, upon authorization from the Company’s Board of Directors, entered into an amended lease agreement with CFK Realty associated with the office building housing the Company’s headquarters (the “McConnell Lease”) and amended the terms of the note receivable due from CFK Realty (the “CFK Realty Note”). The amended terms of the McConnell Lease, which were effective retroactively to July 1, 2004, provide for a ten-year lease with CFK Realty having the right, after the refinancing of its existing loan secured by the office building, to request the Company to vacate the facility at the end of five years without any additional obligation from the Company with CFK Realty continuing to honor the terms of any sublease the Company may have arranged under the McConnell Lease. The monthly lease rate remains unchanged from the original lease at $37 thousand. The Company also agreed to amend the terms of the CFK Realty Note to reduce the principal amount of the note to $779 thousand, from the previous principal amount of $1,400 thousand plus accrued interest of $179 thousand, at an interest rate of 4% per annum. The CFK Realty Note is payable on December 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations — Comparison of the three month periods ended September 30, 2004 and September 30, 2003

     The following tables set forth, for the periods indicated, the revenue and gross margin for each of the Company’s three operating units included in continuing operations, as well as selected other financial statement data.

	Three Months Ended September 30,
	2004		2003
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues
		($ in thousands)
Revenues:
MercFuel	$108,804	86.7%	$64,990	81.5%
Air Cargo	11,190	8.9	8,894	11.2
Maytag	5,363	4.3	5,826	7.3
Other	134	0.1

Total revenues	$125,491	100.0%	$79,710	100.0%

		% of Unit		% of Unit
	Amount	Revenues	Amount	Revenues
Gross margin(1):
MercFuel	$1,640	1.5%	$1,426	2.2%
Air Cargo	1,326	11.9	773	8.7
Maytag	1,311	24.4	1,312	22.5
Other	14	10.8

Total gross margin	$4,291	3.4%	$3,511	4.4%

		% of Total		% of Total
	Amount	Revenues	Amount	Revenues
Expenses (Income):
Selling, general and administrative expenses	$2,711	2.2%	$2,281	2.9%
Provision for bad debts	277	0.2	360	0.4
Depreciation and amortization	635	0.5	713	0.9
Interest expense and other	104	0.1	51	0.1
Asset impairment loss	626	0.5

Total expenses (income)	4,353	3.5	3,405	4.3

Income (loss) from continuing operations before minority interest and income tax expense	(62)	(0.1)	106	0.1
Minority interest	181	0.2	6	0.0

Income from continuing operations before income tax expense	119	0.1	112	0.1
Income tax expense	55	0.0	44	0.0

Income from continuing operations, net of taxes	64	0.1	68	0.1
Loss from discontinued operations, net of taxes			(370)	(0.5)

Net income (loss)	$64	0.1%	$(302)	(0.4)%

(1)	Gross margin as used here and throughout Management’s Discussion includes certain selling, general and administrative costs which are charged directly to the operating units, but excludes depreciation and amortization expenses and selling, general and administrative expenses.

Three Months Ended September 30, 2004 Compared to September 30, 2003

     The Company reported net income of $64 thousand or $0.02 per basic and diluted share in the first quarter of fiscal 2005, $4 thousand less than the income from continuing operations, net of taxes, reported for the same period last year of $68 thousand, or $0.02 per basic and diluted share. For the first quarter of fiscal 2004, the Company reported a net loss of $302 thousand, or $0.10 per basic and diluted share, which included a loss from discontinued operations, net of taxes, of $370 thousand, or $0.12 per basic and diluted share. Revenue from continuing operations for the Company in the first quarter of fiscal 2005 was $125,491 thousand, which increased by $45,781 thousand or 57.4% from revenue from continuing operations of $79,710 thousand reported for the first quarter of fiscal 2004. Gross margin from continuing operations increased by $780 thousand or 22.2% to $4,291 thousand in the first quarter of fiscal 2005 from $3,511 thousand reported in the first quarter of fiscal 2004.

     MercFuel, the Company’s aviation fuel sales business, generated revenue of $108,804 thousand in the first quarter of fiscal 2005 on sales volume of 74,429 thousand gallons, as compared to revenue of $64,990 thousand on sales volume of 64,270 thousand gallons in the first quarter of fiscal 2004. Following is a comparison of MercFuel’s sales information for the first quarter of fiscal 2005 and 2004, respectively:

	Three Months Ended
	September 30,
	2004	2003
Commercial Sales
Revenue ($000)	$85,724	$52,396
Volume (thousand gallons)	63,616	56,281
Corporate Aviation/Fractional Jet
Revenue ($000)	$23,080	$12,594
Volume (thousand gallons)	10,813	7,989
MercFuel Total
Revenue ($000)	$108,804	$64,990
Volume (thousand gallons)	74,429	64,270
Gross margin ($000)	$1,640	$1,426

     Revenue for MercFuel’s commercial segment increased $33,328 thousand in the first quarter of fiscal 2005 to $85,724 thousand on sales volume of 63,616 thousand gallons. The increased revenue for the commercial segment is due to higher average petroleum product prices resulting from concerns of oil supply disruptions due to the Iraq war, crude oil supply disruptions from the Gulf of Mexico due to hurricane activity and from increased worldwide demand for petroleum products due to an improving worldwide economy. MercFuel’s commercial segment’s average sales price in the first quarter of fiscal 2005 increased 44.7% over the first quarter of fiscal 2004’s average sales price. The increased average sales price in the first quarter of fiscal 2005, as compared to the first quarter of fiscal 2004, represents increased revenue of approximately $26,499 thousand. MercFuel’s commercial sales volume increased in the first quarter of fiscal 2005 to 63,616 thousand gallons, an increase of 7,335 thousand gallons, or 13.0%, from MercFuel’s first quarter of fiscal 2004’s commercial sales volume of 56,281 thousand gallons. The increased sales volume in the first quarter of fiscal 2005, as compared to the first quarter of fiscal 2004, represents increased revenue of approximately $6,829 thousand.

     Revenue for MercFuel’s corporate/fractional jet ownership segment was $23,080 thousand on sales volume of 10,813 thousand gallons in the first quarter of fiscal 2005, an increase of $10,486 thousand, or 83.3%, and 2,824 thousand gallons, or 35.3%, from the first quarter of fiscal 2004’s revenue of $12,594 thousand on sales volume of 7,989 thousand gallons. The increase in sales revenue is due to the increase in worldwide petroleum product prices, increased use of private aircraft for both business and personal travel and MercFuel’s strategic focus on this business segment. The average sales price for aviation jet fuel in the corporate/fractional jet ownership segment in the first quarter of fiscal 2005 increased 35.4% as compared to the first quarter of fiscal 2004 equating to increased revenue of approximately $6,034 thousand. The increased sales volume equates to an increase in revenue of approximately $4,452 thousand.

     MercFuel’s cost of aviation fuel was $105,967 thousand in the first quarter of fiscal 2005 which represents an increase of 69.7% from MercFuel’s cost of aviation fuel in the first quarter of fiscal 2004 of $62,449 thousand. The average cost of aviation fuel per gallon increased 46.5% in the first quarter of fiscal 2005 to $1.424 per gallon. The increase in the average cost of aviation fuel per gallon equates to an increase in the cost of aviation fuel of $33,643 thousand. The increase in the volume of aviation fuel purchased resulted in an increase in the cost of aviation fuel of $9,875 thousand. MercFuel’s operating expenses, excluding the cost of aviation fuel, was $1,197 thousand in the first quarter of fiscal 2005, an increase of $82 thousand from the first quarter of fiscal 2004’s operating expense excluding aviation fuel cost of $1,115 thousand.

     Air Cargo’s revenue was $11,190 thousand in the first quarter of fiscal 2005, an increase of $2,296 thousand, or 25.8%, from the first quarter of fiscal 2004 revenue of $8,894 thousand resulting in gross margin of $1,326 thousand in the first quarter of fiscal 2005, an increase of $553 thousand from last year’s gross margin of $773 thousand.

	Three Months Ended
	September 30,
	2004	2003
Revenue ($000)
Cargo handling	$7,141	$6,459
Cargo logistics services	2,899	1,340
Cargo general sales agent services	1,150	1,095

Air Cargo total	$11,190	$8,894
Gross margin ($000)
Cargo handling	$995	$769
Cargo logistics services	661	356
Cargo general sales agent services	74	(17)
Cargo administrative	(404)	(335)

Air Cargo total	$1,326	$773

     The cargo handling segment reported revenue of $7,141 thousand in the first quarter of fiscal 2005, an increase of $682 thousand, or 10.6%, from the first quarter of fiscal 2004 revenue of $6,459 thousand. Cargo handling’s gross margin in the first quarter of fiscal 2005 was $995 thousand, an increase of $226 thousand, or 29.4%, from the first quarter of fiscal 2004 gross margin of $769 thousand. The improved results are mainly due to increased cargo handling volume as a result of an improved worldwide economy and Air Cargo’s focus on cost control.

     The cargo logistics services segment reported revenue of $2,899 thousand in the first quarter of fiscal 2005, an increase of $1,559 thousand from the first quarter of fiscal 2004 revenue of $1,340 thousand. The increased revenue in the first quarter of fiscal 2005 is mainly due to the increased business activity associated with Air Cargo’s Mercury World Cargo (“MWC”) operation. Cargo logistics services segment’s gross margin in the first quarter of fiscal 2005 increased $305 thousand from the first quarter of fiscal 2004 to $661 thousand. The increased gross margin is due to the increased business activity associated with various airline management contracts and MWC operations.

     The cargo general sales agent (GSA) services segment reported revenue of $1,150 thousand in the first quarter of fiscal 2005, an increase of $55 thousand from the first quarter of fiscal 2004 revenue of $1,095 thousand. The GSA services’ gross margin in the first quarter of fiscal 2005 was $74 thousand, an increase of $91 thousand from the first quarter of fiscal 2004 loss of $17 thousand. The increase in GSA’s gross margin is due to Air Cargo’s focus on cost control.

     Air Cargo’s administrative expenses in the first quarter of fiscal 2005 were $404 thousand, an increase of $69 thousand from last year.

     Maytag reported revenue of $5,363 thousand in the first quarter of fiscal 2005, a reduction of $463 thousand from the first quarter of fiscal 2004 revenue of $5,826 thousand. Maytag’s first quarter of fiscal 2005 gross margin was $1,311 thousand, essentially unchanged from the first quarter of fiscal 2004 gross margin of $1,312 thousand.

	Three Months Ended
	September 30,
	2004	2003
Revenue ($000)
Refueling	$1,909	$2,148
Air Terminal	1,857	1,975
BOS	1,295	1,399
Weather Data	294	293
Other	8	11

Total Maytag	$5,363	$5,826

     The decrease in Maytag’s revenue is due to the non-renewal of one refueling contract in the first quarter of fiscal 2005 and the non-renewal of one refueling contract and one BOS contract during fiscal 2004.

     Bad debt expense for continuing operations in the first quarter of fiscal 2005 totaled $277 thousand or 0.22% of total revenue from continuing operations as compared to $360 thousand or 0.45% of total revenue from continuing operations in the first quarter of fiscal 2004. The Company experienced no significant individual write-offs during the first quarter of either fiscal 2005 or 2004.

     Selling, general and administrative (“G&A”) expenses in the first quarter of fiscal 2005 amounted to $2,711 thousand, an increase of $430 thousand or 18.9% from the first quarter of fiscal 2004 expenses of $2,281 thousand. The increase in G&A expenses is mainly due to increased legal expenses. The Company expects that certain G&A expenses will increase in fiscal 2005 as compared to fiscal 2004 as the Company maintains compliance with the requirements of the Sarbanes-Oxley Act of 2002.

     Depreciation and amortization expense from continuing operations was $635 thousand in the current period as compared to $713 thousand last year.

     Interest and other expense from continuing operations in the current period was $104 thousand, an increase of $53 thousand from last year’s interest and other expense from continuing operations of $51 thousand.

     The Company recognized an impairment loss associated with the MercMed aircraft in the amount of $626 thousand in the first quarter of fiscal 2005 as the result of asset impairment valuation. For more detailed information on this transaction, please refer to “Note 7 – Impairment of Long-lived Assets”.

     The Company recorded income of $181 thousand from minority interest associated with MercMed in the first quarter of fiscal 2005 as compared to income of $6 thousand in the first quarter of fiscal 2004. The increase in income from minority interest is due to the recognition of the MercMed’s minority member’s share of the impairment loss associated with the MercMed asset.

     The effective income tax rate in the first quarter of fiscal year 2005 was 46.4% compared to 39% in the same period last year. The higher effective income tax rate in the current period is due to a higher effective state income tax rate.

     The Company may experience decreases in future sales volume and margins as a result of deterioration in the world economy, or in the aviation industry, and continued conflicts and instability in the Middle East, Asia and Latin America, as well as a result of potential future terrorist activities and possible military retaliation. Through the Company’s first quarter of fiscal 2005, petroleum product prices, including aviation fuel, have either achieved or been close to historical high levels. This sustained price level places additional financial burden on many of the Company’s customers. If the Company’s customers are not able to pass on the higher petroleum product prices to its customers, they may experience financial hardship which may result in the Company experiencing longer collection terms, which will place additional financial burden on the Company, or higher level of uncollectible accounts.

Liquidity and Capital Resources

     As of September 30, 2004, the Company’s cash and cash equivalents were $12,297 thousand, an increase of $7,607 thousand from cash and cash equivalents of $4,690 thousand as of June 30, 2004.

     Net cash used in operations in the first quarter of fiscal 2005 was $6,917 thousand, as compared to net cash generated from operations of $2,163 thousand in the first quarter of fiscal 2004. The net cash used in operations in the first quarter of fiscal 2005 include payments of $1,890 thousand associated with the retirement of the Chairman of the Board, $615 thousand associated with a settlement agreement with David H. Murdock and related parties (“Murdock”), and $1,610 thousand associated with the Company’s income tax obligations primarily due to the FBO sale. In addition, the change in operating assets and liabilities in the first quarter of fiscal 2005 required $2,802 thousand of cash. The cash required for the change in operating assets and liabilities is primarily due to the increase in petroleum product prices resulting in higher working capital requirements for the Company, as the Company generally has shorter payment terms for its fuel supply than the terms the Company extends to its customers.

     In the first quarter of fiscal 2005, the Company generated $15,299 thousand of cash from investing activities as compared to $729 thousand used in the first quarter of fiscal 2004. On July 29, 2004, the effective date of the senior secured credit facility with Bank of America, N.A. (“Bank of America”), $15,414 thousand of the LOC Reserve became unrestricted as the outstanding letters of credit issued on behalf of the Company by Bank of America were secured by the collateral base of the Bank of America Credit Facility. The Company also expended $447 thousand for additions to property, equipment and leaseholds in the first quarter of fiscal 2005.

     The Company used $846 thousand in financing activities in the first quarter of fiscal 2005 primarily due to the purchase of 150,000 shares of the Company’s common stock for $6.00 per share in accordance with the settlement agreement with Murdock.

     On July 29, 2004, the Company and Bank of America entered into a three-year $30,000 thousand revolving credit line (the “B of A Credit Facility”) collateralized by all of the assets of the Company, the terms of which were amended effective November 1, 2004. In accordance with the terms of the loan agreement, as amended, the revolving line of credit is used as collateral for any letters of credit issued by the Company and for general working capital needs. Upon the effective date of the B of A Credit Facility, $15,414 thousand of cash deposited by the Company as collateral for outstanding letters of credit and reported as restricted cash on the Company’s balance sheet at June 30, 2004 was released to the Company for general corporate purposes. As of September 30, 2004, the Company had $29,574 thousand of revolving credit line available under the B of A Credit Facility, net of applicable reserves, of which $15,539 thousand was reserved for issued and outstanding letters of credit and $14,035 thousand was available and undrawn. However, based on the terms of the First Amendment to Loan Agreement dated as of November 1, 2004, the amount available and undrawn as of September 30, 2004 was $11,223 thousand. The amount of credit available to the Company on the B of A Credit Facility, as amended, is determined monthly and is equal to the lesser of 1) sum of : a) 80% of the balance due on Domestic Eligible Receivables less b) $2,000 thousand; and 2) $30,000 thousand. The B of A Credit Facility, as amended, contains certain financial covenants limiting the amount the Company can expend annually for capital expenditures to $2,000 thousand. The B of A Credit Facility, as amended, also prohibits the repurchase of stock and the payment of cash dividends, except for cash dividends in an amount not to exceed $17,500 thousand by June 30, 2005. The Company is also required to maintain certain financial targets for tangible net worth and fixed charges. The Company is in compliance with all of the terms and conditions of the B of A Credit Facility.

     On October 6, 2004, the Company announced that its Board of Directors declared a one-time special cash dividend totaling $17,500 thousand, that would be payable on a pro rata basis to holders of record of its common stock as of the close of business on October 18, 2004. The dividend was paid on November 5, 2004. Based on 3,056,355 shares of its common stock outstanding as of the close of business on October 18, 2004, the dividend payable per common share was $5.70. The amount payable per share of common stock was net of the mandatory dividend payments of approximately $70 thousand on the Company’s outstanding Series A 8% Cumulative Convertible Preferred Stock (the “Preferred Stock”) as of the dividend payment date of November 5, 2004.

     On November 2, 2004 the Company requested and received a cash advance of $10,000 thousand from the B of A Credit Facility. The funds received as a cash advance were used to fund the one-time special cash dividend and to meet on-going working capital requirements. After taking this cash advance into consideration, the Company had $1,223 thousand available and undrawn on the B of A Credit Facility.

     On November 1, 2004, the Company and Bank of America entered into the LOC and Reimbursement Agreement relating to the outstanding tax exempt bonds issued in 1998 pursuant to a loan agreement between the Company and CEDFA. As of November 1, 2004, the outstanding principal amount of the bonds outstanding was $14,000 thousand. In accordance with the terms of the LOC and Reimbursement Agreement, Bank of America has issued the CEDFA LOC that replaced the previously existing irrevocable direct pay letter of credit issued by Wells Fargo Bank, N.A. on behalf of the Company, which was simultaneously cancelled upon issuance of the CEDFA LOC. In addition to the issuance of the CEDFA LOC, the LOC and Reimbursement Agreement requires the Company to call for redemption bonds in the principal amount of $500 thousand on each of April 1 and October 1 commencing on April 1, 2005. The CEDFA LOC was issued by Bank of America as part of the B of A Credit facility.

Critical Accounting Policies

     Management’s beliefs regarding critical accounting policies have not changed significantly from those discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There has been no material change during the quarter ended September 30, 2004 from the disclosures regarding market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Based on evaluations as of September 30, 2004, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

     During the period covered by this quarterly report on Form 10-Q, the Company has not made any changes to its internal control over financial reporting (as referred to in paragraph 4(c) of the Certifications of the Company’s principal executive officer and principal financial officer included as exhibits to this report) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     On May 1, 2002, the Company received a notice of violation (“NOV”) from the Environmental Protection Agency (“EPA”) for the Air Centers’ Fort Wayne, Indiana facility alleging that the Company’s spill prevention, control and countermeasure plan (“SPCC Plan”) did not meet certain federal regulations. On March 14, 2003, the Company received a NOV from the EPA alleging certain deficiencies in the Company’s SPCC Plan for the Air Centers’ Fort Wayne, Indiana facility, submitted to the EPA in November 2002. The Company believes that it has resolved all deficiencies except for alleged deficiencies related to: 1) secondary containment for refueling trucks, and 2) secondary containment for discrete fuel loading areas. Pursuant to an agreement detailed in a letter submitted to the EPA on April 16, 2003, the Company has been permitted to suspend modifications to its SPCC Plan regarding the installation of secondary containment for its refueling trucks, pending resolution of federal regulatory issues associated with secondary containment for such trucks. The EPA has also extended national compliance with regulations related to discrete loading areas until November 15, 2004. Further, the EPA announced in a Federal Register notice dated June 28, 2004, 69 Fed. Reg. 38297 that the EPA is considering a proposal to amend 40 CFR 112 to address, among other things, the “applicability of the rule to mobile/portable containers.”

     The Air Centers’ SPA provides that the Company shall be responsible for compliance, for a period of eighteen months subsequent to the FBO Sale Closing Date for any required secondary containment (as the term is defined in the Air Centers’ SPA) required by any applicable governmental authority requiring secondary containment pursuant to environmental law for extended or overnight fuel truck parking at any FBO comprising the FBO business on the FBO Sale Closing Date. In the opinion of management, the ultimate resolution of this matter is not expected to have a material effect on the Company’s results of operations, cash flow or financial position.

     On November 26, 2003, Signature Flight Support Corporation filed a complaint against Air Centers and Allied in federal court as a result of the FBO Sale alleging: 1) breach of contract and tortious interference with contract against Allied; 2) interference with prospective economic advantage against Allied; and 3) unfair business practices against the Company and Allied. The Company believes that the allegations are without merit and is in the process of preparing a response. The Company has agreed to indemnify Allied and its affiliates (including, without limitation, Air Centers after the closing of the FBO Sale), directors, officers, agents, employees and controlling persons from certain liabilities, obligations, losses or expenses to which Allied may become subject as a result of the complaint. On August 4, 2004 the parties participated in a court ordered mediation session and were not able to resolve their differences. On September 22, 2004 Signature also filed an action in the Superior Court of the State of California for the County of Los Angeles against Mercury Air Group, Inc. and Joe Czyzyk arising out of the same transaction that is at issue in the federal action. In the opinion of management, the ultimate resolution of these complaints is not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

     The Company is also a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on the Company’s results of operations, cash flows or financial position. Reference is made to the Company’s Annual Report on Form 10-K for the period ended June 30, 2004 for additional legal matters with respect to which no material developments have occurred in the current quarter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Issuer Purchases of Equity Securities:

				(d) Maximum
				Number (or
				Approximate Dollar
	(a) Total		(c) Total Number of	Value) of Shares (or
	Number of		Shares (or Units)	Units) that May Yet
	Shares (or	(b) Average Price	Purchased as Part of	Be Purchased Under
	Units)	Paid per Share	Publicly Announced	the Plans or
Period	Purchased	(or Unit)	Plans or Programs	Programs
Month #1 July 1, 2004 to July 31, 2004	150,000	$6.00	N/A	N/A
Month #2 August 1, 2004 to August 31, 2004	0	N/A	N/A	N/A
Month #3 September 1, 2004 to September 30, 2004	3,000	6.55	N/A	N/A

Total	153,000	$6.01

     The B of A Credit Facility, as amended, prohibits the repurchase of stock and the payment of cash dividends, except for cash dividends in an amount not to exceed $17,500 thousand by June 30, 2005.

Item 3. Default Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits

Exhibit
No.	Description
2.1	Stock Purchase Agreement Dated as of October 28, 2003. By and Among Allied Capital Corporation, Mercury Air Centers, Inc. and Mercury Air Group, Inc.(28)

2.2	Amendment to Stock Purchase Agreement by and Among Allied Capital Corporation, Mercury Air Centers, Inc. and Mercury Air Group, Inc. dated as of December 10, 2003.(31)

2.3	Amendment to Stock Purchase Agreement by and Among Allied Capital Corporation, Mercury Air Centers, Inc. and Mercury Air Group, Inc. dated as of January 14, 2004.(31)

2.4	Amendment to Stock Purchase Agreement by and Among Allied Capital Corporation, Mercury Air Centers, Inc. and Mercury Air Group, Inc. dated as of February 13, 2004. (32)

2.5	Settlement Statement dated as of April 12, 2004.(33)

2.6	Closing Escrow Agreement dated as of April 5, 2004 among Allied and Wachovia Bank National, as escrow agent. (33)

3.1	Certificate of Incorporation.(17)

3.2	Amended and Restated Bylaws of Mercury Air Group, Inc. adopted December 7, 2002.(25)

3.3	Certificate of Designations of Series A 8% Cumulative Convertible Preferred Stock.(27)

4.1	Loan Agreement between California Economic Development Financing Authority and Mercury Air Group, Inc. relating to $19,000,000 California Economic Development Financing Authority Variable Rate Demand Airport Facilities Revenue Bonds, Series 1998 (Mercury Air Group, Inc. Project) dated as of April 1, 1998.(2)

4.2	Securities Purchase Agreement dated September 10, 1999 by and among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(12)

4.3	Amendment No. 1 dated as of September 30, 2000 by and between J.H. Whitney Mezzanine, L.P. and Mercury Air Group, Inc. to the Securities Agreement.(16)

4.4	Waiver and Consent Agreement dated as of December 29, 2000 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(17)

4.5	Waiver and Consent Agreement dated as of July 2, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(18)

4.6	Waiver Agreement dated as of September 25, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(18)

4.7	Amendment No. 2 dated as of September 30, 2001 by and between J.H. Whitney Mezzanine Fund, L.P. and Mercury Air Group, Inc. to the Securities Purchase Agreement.(19)

4.8	Waiver Agreement dated as of November 26, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine, L.P.(21)

4.9	Waiver Agreement dated as of December 21, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine, L.P.(21)

4.10	Waiver Agreement dated as of June 26, 2002 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine, L.P.(24)

4.11	Amendment No. 3 to Securities Purchase Agreement by and between Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P. dated as of December 30, 2002.(26)

4.12	Amended and Restated J.H. Whitney Mezzanine Fund, L.P. Warrant dated September 10, 1999.(26)

4.13	Amended and Restated J.H. Whitney Mezzanine Fund, L.P. Senior Subordinated Promissory Note dated September 10, 1999.(26)

Exhibit
No.	Description
4.14	Security Agreement by and between Mercury Air Group, Inc. and each of its subsidiaries hereto as Obligors and J.H. Whitney Mezzanine Fund, L.P. as the Lenders, dated as of December 30, 2002.(26)

4.15	Subordination Agreement among J.H. Whitney Mezzanine Fund, L.P. Foothill Capital Corporation, as Agent and Mercury Air Group, Inc. and certain of its subsidiaries signatory thereto, dated as of December 30, 2002.(26)

4.16	Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain subsidiaries signatory thereto, dated as of December 30, 2002.(26)

4.17	First Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its subsidiaries, dated March 12, 2003.(30)

4.18	Second Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its subsidiaries, dated March 31, 2003.(30)

4.19	Third Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its subsidiaries, dated July 16, 2003.(30)

4.20	Fourth Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its subsidiaries, dated August 1, 2003.(30)

4.21	Amendment No. 4 to Securities Purchase Agreement by and between Mercury Air Group, Inc. and Allied Capital Corporation, as Assignee of J.H. Whitney Mezzanine Fund, L.P. dated as of October 28, 2003(28)

4.22	Assignment of Note dated as of October 28, 2003 between Allied Capital Corporation and J.H. Whitney Mezzanine Fund, L.P.(28)

4.23	Second Amended and Restated Allied Capital Corporation 12% Senior Subordinated Promissory Note dated September 10, 1999(28)

4.24	Second Amended and Restated Allied Capital Corporation Warrant dated October 28, 2003(28)

4.25	Securities Purchase Agreement dated as of October 28, 2003 by and among J.H. Whitney Mezzanine Fund, L.P. and J.H. Whitney Mezzanine Debt Fund, L.P., Allied Capital Corporation and Mercury Air Group, Inc.(28)

4.26	Second Amended and Restated J.H. Whitney Mezzanine Fund, L.P. Warrant dated October 28, 2003(28)

4.27	Fifth Amendment to Security and Loan Agreement and Forbearance Agreement dated as of December 5, 2003 by and among Wells Fargo Foothill, Mercury Air Group, Inc. and certain of its subsidiaries.(31)

4.28	Amendment letter to Forbearance Term and New Covenant Default dated as of February 16, 2004. (32)

10.1	Mercury Air Group, Inc.’s 1990 Long-Term Incentive Plan.(4)*

10.2	Mercury Air Group, Inc.’s 1990 Directors Stock Option Plan.(1)*

10.3	Memorandum Dated September 15, 1997 regarding Summary of Officer Life Insurance Policies with Benefits Payable to Officers or Their Designated Beneficiaries.(8)*

10.4	Non-Qualified Stock Option Agreement dated March 21, 1996, by and between Frederick H. Kopko and Mercury Air Group, Inc.(6)*

10.5	Mercury Air Group, Inc.’s 1998 Long-Term Incentive Plan.(10)*

10.6	Mercury Air Group, Inc.’s 1998 Directors Stock Option Plan.(10)*

10.7	Revolving Credit and Term Loan Agreement dated as of March 2, 1999 by and among Mercury Air Group, Inc., The Banks listed on Schedule 1 thereto, and The Fleet National Bank f/k/a BankBoston, N.A., as Agent.(11)

10.8	First Amendment to Revolving Credit and Term Loan Agreement dated as of September 10, 1999.(14)

10.9	Second Amendment to Revolving Credit and Term Loan Agreement dated as of March 31, 2000.(14)

10.10	Third Amendment, Waiver and Consent to Revolving Credit and Term Loan Agreement dated as of August 11, 2000.(14)

Exhibit
No.	Description
10.11	The Company’s 401(k) Plan consisting of CNA Trust Corporation. Regional Prototype Defined Contribution Plan and Trust and Adoption Agreement.(14)*

10.12	Employment Agreement dated July 31, 2000 between the Company and Dr. Philip J. Fagan.(15)*

10.13	Fourth Amendment to Revolving Credit and Term Loan Agreement dated as of November 14, 2000.(16)

10.14	Amendment No. 1 to Mercury Air Group, Inc. 1998 Long-Term Incentive Option Plan as of August 22, 2000.(16)*

10.15	Amendment No. 1 to Mercury Air Group, Inc. 1998 Directors Stock Option Plan as of August 22, 2000.(16)*

10.16	Limited Waiver letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 21, 2001.(18)

10.17	Fifth Amendment to Revolving Credit and Term loan Agreement dated as of September 21, 2001.(18)

10.18	Limited Consent letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 30, 2001.(19)

10.19	Limited waiver and Consent to Revolving Credit and Term Loan Agreement dated as of December 31, 2001.(21)

10.20	2002 Management Stock Purchase Plan.(22)

10.21	Amended and Restated Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Joseph A. Czyzyk.(22)*

10.22	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Wayne J. Lovett.(22)*

10.23	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and John Enticknap. (22)*

10.24	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Mark Coleman.(22)*

10.25	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Steven S. Antonoff. (22)*

10.26	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Robert Schlax.(22)*

10.27	Limited waiver and Consent to Revolving Credit and Term Loan Agreement dated as of June 27, 2002.(24)

10.28	Sale-Leaseback agreement made by and between CFK Realty Partners, LLC and Mercury Air Group, Inc. dated December 15, 2001.(24)

10.29	Amendment to Sale-Leaseback agreement made by and between CFK Realty Partners, LLC and Mercury Air Group, Inc.(24)

10.30	Promissory Note dated July 1, 2004 by CFK Realty Partners, LLC in favor of Mercury Air Group, Inc.(24)

10.31	Limited Waiver and Consent to Revolving Credit and Term Loan Agreement dated as June 27, 2002.(24)

10.32	Amendment No. 1 to Amended and Restated Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Joseph A. Czyzyk.*(24)

10.34	Settlement Agreement dated December 12, 2003 by and among (i) J O Hambro Capital Management Group Limited, (ii) J O Hambro Capital Management Limited, (iii) American Opportunity Trust PLC, (iv) The Trident North Atlantic Fund, and (v) Mercury Air Group, Inc.(29)

10.35	Settlement Agreement by and between: 1) David H. Murdock as trustee of the David H. Murdock Living Trust dated May 28, 1996, as amended, d/b/a Pacific Holding Company and using nominee PCS001 and 2) Mercury Air Group, Inc. dated July 16, 2004. (34)

10.36	Loan Agreement dated as of July 29, 2004 by and among Bank of America N.A., Mercury Air Group, Inc. and certain subsidiaries. (35)

10.37	First Amendment to Loan Agreement by and among Bank of America, N.A., Mercury Air Group, Inc. and certain subsidiaries. (37)

10.38	Letter of Credit and Reimbursement Agreement as of November 1, 2004 between Mercury Air Group, Inc. and Bank of America. (38)

Exhibit
No.	Description
10.39	Amended and Restated Lease entered into as of November 10, 2004 and effective as of July 1, 2004 by and between CFK Realty Partners, LLC. and Mercury Air Group, Inc.

10.40	Amendment No. 2 to Amended and Restated Employment Agreement by and between Mercury Air Group, Inc. and Joseph A. Czyzyk.*

10.41	Agreement entered into on November 10, 2004 and effective on October 28, 2004 by and between Mercury Air Group, Inc. and Dr. Philip J. Fagan

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

99.1	Amended and Restated Partnership Agreement dated as of July 30, 2004 of CK Partners by and among Frederick H. Kopko, Jr. and Joseph A. Czyzyk. (36)

*	Denotes managements’ contract or compensation plan or arrangement.

(1)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 10, 1993 Annual Meeting of Stockholders and is incorporated herein by reference.

(2)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and are incorporated herein by reference.

(3)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-39044 on Form S-2 and are incorporated herein by reference.

(4)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 2, 1992 Annual Meeting of Stockholders.

(5)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-65085 on Form S-1 and are incorporated herein by reference.

(6)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and are incorporated herein by reference.

(7)	All such documents were previously filed as Exhibits to the Company’s Report on Form 8-K filed September 13, 1996 and are incorporated herein by reference.

(8)	Such document was previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997 and is incorporated herein by reference.

(9)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and are incorporated herein by reference.

(10)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 3, 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

(11)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and are incorporated herein by reference.

(12)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 and are incorporated herein by reference.

(13)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on August 11, 2000 and is incorporated herein by reference.

(14)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and is incorporated herein by reference.

(15)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and are incorporated herein by reference.

(16)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and are incorporated herein by reference.

(17)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and are incorporated herein by reference.

(18)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and are incorporated herein by reference.

(19)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and are incorporated herein by reference.

(20)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the November 7, 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

(21)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and are incorporated herein by reference.

(22)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on June 5, 2002 and is incorporated herein by reference.

(23)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on July 11, 2002 and is incorporated herein by reference.

(24)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and are incorporated herein by reference.

(25)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on December 7, 2002 and is incorporated herein by reference.

(26)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on December 30, 2002 and is incorporated herein by reference.

(27)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and are incorporated herein by reference.

(28)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on October 28, 2003 and is incorporated herein by reference.

(29)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on December 12, 2003 and is incorporated herein by reference.

(30)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 and are incorporated herein by reference.

(31)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2003 and are incorporated herein by reference.

(32)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and are incorporated herein by reference.

(33)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 22, 2004 and dated April 12, 2004 and is incorporated herein by reference.

(34)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on July 16, 2004 and is incorporated herein by reference.

(35)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on July 30, 2004 and is incorporated herein by reference.

(36)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 and are incorporated herein by reference.

(37)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on October 27, 2004 and is incorporated herein by reference.

(38)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on November 1, 2004 and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY AIR GROUP, INC.
Registrant
/s/ Joseph Czyzyk

Joseph Czyzyk
Chief Executive Officer

/s/ Robert Schlax

Robert Schlax
Chief Financial Officer
(Principal Financial Officer)

Date: November 12, 2004