Form 10-Q
period 2004-12-31
MERCURY AIR GROUP INC
filed 2005-02-14
CIK 52532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-7134

Mercury Air Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-1800515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5456 McConnell Avenue Los Angeles, CA (Address of principal executive offices)	90066 (Zip Code)

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Number of Shares Outstanding
Title	as of February 08, 2004

Common Stock, $0.01 Par Value	3,056,355

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2004	2004

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,316,000	$4,690,000
Restricted cash		15,414,000
Trade accounts receivable, net of allowance for doubtful accounts of $1,882,000 and $1,556,000 at December 31 and June 30, 2004, respectively	56,912,000	50,974,000
Inventories	1,619,000	1,165,000
Prepaid expenses and other current assets	3,657,000	5,696,000
Deferred income taxes	1,451,000	1,451,000

TOTAL CURRENT ASSETS	69,955,000	79,390,000
PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated depreciation and amortization of $24,830,000 and $24,836,000 at December 31 and June 30, 2004, respectively	7,564,000	10,349,000
NOTES RECEIVABLE, net of allowance for doubtful accounts of $921,000 and $1,025,000 at December 31 and June 30, 2004, respectively	1,296,000	521,000
DEFERRED INCOME TAXES	611,000	611,000
GOODWILL	4,411,000	4,389,000
OTHER INTANGIBLE ASSETS, NET	600,000	700,000
RESTRICTED CASH	8,418,000	8,989,000
OTHER ASSETS, NET	1,226,000	1,008,000

TOTAL ASSETS	$94,081,000	$105,957,000

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,390,000	$33,552,000
Accrued expenses and other current liabilities	8,559,000	11,825,000
Current portion of long-term debt	1,021,000	139,000

TOTAL CURRENT LIABILITIES	45,970,000	45,516,000
LONG-TERM DEBT	21,221,000	17,790,000
DEFERRED GAIN	9,444,000	8,130,000
OTHER LONG-TERM LIABILITY	335,000	669,000
DEFERRED RENT	943,000	1,257,000
MINORITY INTEREST		182,000

TOTAL LIABILITIES	77,913,000	73,544,000
COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)
MANDATORILY REDEEMABLE PREFERRED STOCK: Series A — $0.01 par value; 1,000,000 shares authorized; 462,627 shares outstanding at December 31 and June 30, 2004, respectively	468,000	518,000
STOCKHOLDERS’ EQUITY:
Preferred stock — $0.01 par value; authorized 2,000,000 shares; no shares outstanding
Common stock — $0.01 par value; authorized 18,000,000 shares; 3,056,355 and 2,954,819 shares outstanding at December 31 and June 30, 2004, respectively	31,000	30,000
Additional paid-in capital	21,473,000	20,737,000
Retained earnings (accumulated deficit)	(2,971,000)	14,596,000
Accumulated other comprehensive income (loss)	193,000	(46,000)
Treasury stock, 8,750 and 24,500 shares at December 31 and June 30, 2004, respectively	(43,000)	(120,000)
Notes receivable from officers	(2,983,000)	(3,302,000)

TOTAL STOCKHOLDERS’ EQUITY	15,700,000	31,895,000

TOTAL LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$94,081,000	$105,957,000

See accompanying notes to consolidated financial statements.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended		Three Months Ended
	December 31,		December 31,

	2004	2003	2004	2003

	(Unaudited)		(Unaudited)
Sales and revenues:
Sales	$246,095,000	$139,890,000	$137,161,000	$74,901,000
Service revenues	32,928,000	31,319,000	16,371,000	16,598,000

Total sales and revenues	279,023,000	171,209,000	153,532,000	91,499,000

Costs and expenses:
Cost of sales	239,390,000	134,299,000	133,350,000	71,850,000
Operating expenses	30,185,000	29,571,000	15,025,000	15,821,000

Total costs and expenses	269,575,000	163,870,000	148,375,000	87,671,000

Gross margin (excluding depreciation and amortization)	9,448,000	7,339,000	5,157,000	3,828,000

Expenses (income):
Selling, general and administrative	7,028,000	5,044,000	4,317,000	2,763,000
Provision (recovery) for bad debts	364,000	(24,000)	87,000	(384,000)
Depreciation and amortization	1,254,000	1,426,000	619,000	713,000
Interest and other expense	771,000	527,000	443,000	267,000
Hambro settlement costs		1,799,000		1,799,000
Interest and other income	(241,000)	(241,000)	(17,000)	(32,000)
Asset impairment loss	626,000

Total expenses (income)	9,802,000	8,531,000	5,449,000	5,126,000

Loss from continuing operations before minority interest and income tax expense	(354,000)	(1,192,000)	(292,000)	(1,298,000)
Minority interest	181,000	4,000		(2,000)

Loss from continuing operations before income tax expense	(173,000)	(1,188,000)	(292,000)	(1,300,000)
Income tax (benefit) expense	(25,000)	239,000	(80,000)	195,000

Loss from continuing operations, net of taxes	(148,000)	(1,427,000)	(212,000)	(1,495,000)
Discontinued operations:
Loss from discontinued operation, net of income tax (benefit) of ($251,000) and ($14,000) for the six months and three months ended December 31, 2003, respectively		(392,000)		(22,000)
Gain on sale of discontinued operations, net of income tax provision of $14,000	22,000		22,000

Net loss	(126,000)	(1,819,000)	(190,000)	(1,517,000)
Accrued preferred stock dividends	20,000	19,000	11,000	9,000

Net loss applicable to common stockholders	$(146,000)	$(1,838,000)	$(201,000)	$(1,526,000)

Income (loss) per common share:
Basic:
From continuing operations, net of taxes	$(0.06)	$(0.45)	$(0.08)	$(0.47)
From discontinued operations, net of taxes		(0.12)		(0.01)
From sale of discontinued operations, net of taxes	0.01		0.01

Net loss per share	$(0.05)	$(0.57)	$(0.07)	$(0.48)

Diluted:
From continuing operations, net of taxes	$(0.06)	$(0.45)	$(0.08)	$(0.47)
From discontinued operations, net of taxes		(0.12)		(0.01)
From sale of discontinued operations, net of taxes	0.01		0.01

Net loss per share	$(0.05)	$(0.57)	$(0.07)	$(0.48)

See accompanying notes to consolidated financial statements.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,

	2004	2003

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(126,000)	$(1,819,000)
Adjustments to derive cash flow from operating activities:
Provision for bad debts	364,000	60,000
Depreciation and amortization	1,254,000	4,279,000
Deferred income taxes		(1,001,000)
Deferred rent	(648,000)	(314,000)
Executive loan amortization	180,000	194,000
Minority interest	(181,000)	15,000
Other non-cash items	80,000	(1,000)
Asset impairment loss	626,000
Hambro settlement costs		1,799,000
Amortization of senior subordinated note discount		88,000
Write-down of note receivable from officer	96,000	105,000
Changes in operating assets and liabilities:
Trade and other accounts receivable	(7,100,000)	(5,343,000)
Inventories	(454,000)	388,000
Prepaid expenses and other current assets	1,431,000	(35,000)
Accounts payable	2,838,000	2,672,000
Accrued expenses and other current liabilities	(3,386,000)	3,437,000

Net cash provided by (used in) operating activities	(5,026,000)	4,524,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	16,029,000
Decrease (increase) in other assets	(294,000)	252,000
Decrease in notes receivable	534,000	576,000
Proceeds from sale of property	2,000	9,000
Additions to property, equipment and leaseholds	(1,125,000)	(2,638,000)

Net cash provided by (used in) investing activities	15,146,000	(1,801,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net addition (reduction) of debt instruments	7,990,000	(2,278,000)
Repurchase of common stock	(830,000)
Payment of dividends	(17,491,000)
Proceeds from exercise of stock options and warrants	1,687,000	14,000

Net cash used in financing activities	(8,644,000)	(2,264,000)

Effect of exchange rate changes	150,000	126,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,626,000	585,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,690,000	2,802,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,316,000	$3,387,000

CASH PAID DURING THE PERIOD FOR:
Interest	$541,000	$2,952,000
Income taxes	$2,964,000	$726,000

      Non-Cash investing and financing activities are excluded from the consolidated statement of cash flows. On November 10, 2004, the Company entered into an amended lease agreement with CFK Realty and amended the terms of the note receivable due from CFK Realty. The Company reduced the note receivable from CFK Realty by $796,000 and reduced the deferred gain on sale of the building by the same amount. See Note 11. During the quarter, the Company upgraded its 12.5% ownership interest in a BeechJet 400A aircraft to a 12.5% interest in a Raytheon Hawker 800XP. The Company received a $443,750 trade-in allowance for its 12.5% ownership in the Beechjet.

See accompanying notes to consolidated financial statements.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Common Stock				Notes		Other
			Additional		Receivable		Comprehensive
	Number of		Paid-In	Retained	From	Treasury	Income
	Shares	Amount	Capital	Earnings	Officers	Stock	(Loss)	Total

Balances, June 30, 2004	2,954,819	$30,000	$20,737,000	$14,596,000	$(3,302,000)	$(120,000)	$(46,000)	$31,895,000
Comprehensive income (loss):
Net income				(126,000)				(126,000)
Foreign currency translation adjustment							239,000	239,000

Comprehensive income								113,000
Cash dividend common $5.70 per share				(17,421,000)				(17,421,000)
Accrual of preferred stock dividends				(20,000)				(20,000)
Amort. of note from executive stock plan	(150,000)	(2,000)	(808,000)		179,000			(631,000)
Repurchase of vested executive stock						(20,000)		(20,000)
Exercise of options/warrants	279,036	3,000	1,684,000					1,687,000
Write off officer note					140,000	(43,000)		97,000
Retirement of repurchased executive stock	(27,500)		(140,000)			140,000

Balances, December 31, 2004	3,056,355	$31,000	$21,473,000	$(2,971,000)	$(2,983,000)	$(43,000)	$193,000	$15,700,000

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004
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

      Through April 12, 2004, the Company operated a fourth operating unit, Mercury Air Centers, Inc. (“Air Centers”). Air Centers’ operations consisted of aviation fuel sales, aircraft refueling operations (“into-plane”), aircraft ground support services, aircraft hangar services, aircraft parking (“aircraft tie-down services”) and aircraft maintenance at certain Air Center locations, known as Fixed Based Operations (“FBO’s”). On April 12, 2004 (the “FBO Sale Closing Date”), following stockholder approval, the Company sold all of Air Centers outstanding common stock to Allied Capital Corporation (“Allied”) for $76,349 thousand subject to adjustments for, among other things, Air Centers’ net working capital as of the FBO Sale Closing Date and the distribution of funds from an escrow account established at closing associated with the Air Centers’ Hartsfield International Airport FBO (the “Hartsfield FBO”). The net working capital adjustment was finalized during the second quarter of fiscal 2005. See Note 12 for details. The assets sold through the sale of the stock of Air Centers (the “FBO Sale”) consisted of all of the assets of the Company’s FBO business excluding the Company’s FBO at the Long Beach Airport which the Company has retained and continues to operate.

      As used in this Quarterly Report on Form 10-Q, the term “Company” or “Mercury” refers to Mercury Air Group, Inc. and, unless the context otherwise requires, its subsidiaries. The Company’s principal executive offices are located at 5456 McConnell Avenue, Los Angeles, California, 90066 and its telephone number is (310) 827-2737.

Forward-Looking Statements

      This Quarterly Report on Form 10-Q and the information incorporated by reference in it includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may”, “will”, “anticipate”, “estimate”, “expect” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out correct. Factors that impact such forward-looking statements include, but are not limited to, quarterly fluctuations in results; the management of growth; fluctuations in world oil prices, interest rates or foreign

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currency; changes in political, economic, regulatory or environmental conditions; the loss of key customers, suppliers or members of senior management; uninsured losses; competition; credit risk associated with accounts receivable; Sarbanes-Oxley Act Section 404 compliance costs, and other risks detailed in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission filings. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

      The Company may experience decreases in future sales volume and margins as a result of deterioration in the world economy, or in the aviation industry, and continued conflicts and instability in the Middle East, Asia and Latin America, as well as a result of potential future terrorist activities and possible military retaliation. Through the Company’s first six months of fiscal 2005, petroleum product prices, including aviation fuel, have either achieved or been close to historical high levels. This sustained price level places additional financial burden on many of the Company’s customers. If the Company’s customers are not able to pass on the higher petroleum product prices to its customers, they may experience financial hardship which may result in the Company experiencing longer collection terms, which will place additional financial burden on the Company, or higher level of uncollectible accounts.

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

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

      On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”). This standard requires companies to expense the value of employee stock options and similar awards. Under SFAS No. 123R, share-based payments (“SBP”) awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. When measuring fair value, companies can choose an option-pricing model (e.g., Black-Scholes or binomial models) that appropriately reflects their specific circumstances and the economics of their transactions. Companies will recognize compensation cost for SBP awards as they vest including the related tax effects. Upon settlement of SBP awards, the tax effects will be recognized in the income statement or additional paid-in capital. Public companies are allowed to select from three alternative transition methods. The effective date for public companies is interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested SBP awards at a company’s adoption date. The Company is currently evaluating the potential impact of the adoption of SFAS 123R.

Note 2 —	Stock-Based Employee Compensation

      The Company has four stock option plans. As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”), the Company measures compensation expense related to employee stock options granted utilizing the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the pro forma effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Six Months Ended		Three Months Ended
	December 31,		December 31,

	2004	2003	2004	2003

Net loss, as reported	$(126,000)	$(1,819,000)	$(190,000)	$(1,517,000)
Add stock-based employee compensation expense included in net loss, net of tax	96,000	123,000	48,000	61,000
Less total stock based employee compensation determined under the fair value based method for all awards, net of tax	(11,000)	(59,000)	(2,000)	(27,000)

Pro forma net loss	$(41,000)	$(1,755,000)	$(144,000)	$(1,483,000)

Basic net loss per share — as reported	$(0.05)	$(0.57)	$(0.07)	$(0.48)
Basic net loss per share — pro forma	$(0.02)	$(0.55)	$(0.05)	$(0.47)
Diluted net loss per share — as reported	$(0.05)	$(0.57)	$(0.07)	$(0.48)
Diluted net loss per share — pro forma	$(0.02)	$(0.55)	$(0.05)	$(0.47)

Note 3 —	Income Taxes

      Income tax expense has been computed based on the estimated annual effective income tax rate for the respective periods adjusted for significant events that have occurred during the respective periods that are not expected to recur in future periods. The effective income tax rate from continuing operations was 27.6% (benefit) and 13.5% (expense) for the three month periods ended December 31, 2004 and 2003, respectively.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective income tax rate from continuing operations was 14.7% (benefit) and 0.7% (benefit) for the six month periods ended December 31, 2004 and 2003, respectively.

      The effective income tax rate from continuing operations for the three month and six month periods ended December 31, 2003 included the results of operations for the Air Centers. The consolidated statements of operations for the three month and six month periods ended December 31, 2003 was restated to reflect the Air Center results as “Discontinued Operations”. With this restatement, the effective tax rate from continuing operations for the three month and six month periods ended December 31, 2004 would have been 15.0% and 20.1% expense, respectively, and 39.0% and 39.0% benefit, respectively, for discontinued operations.

      The settlement costs related to J.O. Hambro of $1,799 thousand recognized by the Company in the second quarter of fiscal 2004 is not deductible in the determination of taxable income resulting in a permanent book to tax difference. The difference resulted in an increase in the income tax provision for the three and six month periods ended December 31, 2003.

Note 4 —	Litigation

      On March 14, 2003, the Company received a Notice of Violation from the United States Environmental Protection Agency (“EPA”) alleging certain deficiencies in the Company’s spill prevention, control and countermeasure plan (“SPCC Plan”) for the Air Centers’ Fort Wayne, Indiana facility. The Company believes that it has resolved all deficiencies except for alleged deficiencies related to: 1) secondary containment for refueling trucks, and 2) secondary containment for discrete fuel loading areas. Pursuant to an agreement detailed in a letter submitted to the EPA on April 16, 2003, the Company was permitted to suspend modifications to its SPCC Plan regarding the installation of secondary containment for its parked refueling trucks and loading areas, pending resolution of federal regulatory issues associated with SPCC requirements.

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

      Pursuant to a letter dated October 18, 2004 from the EPA to the Air Centers’ Ft. Wayne facility (the “Facility”), the EPA demanded the installation of secondary containment at the Facility for parked refueling trucks. While the Company does not believe SPCC requirements regarding containment are applicable to mobile refueling trucks, it has agreed to indemnify Air Centers for the reasonable cost of installation of such containment at the Facility in order to avoid further transaction costs.

      In the opinion of management, the ultimate resolution of this matter, including the installation of any secondary containment at other Air Centers facilities, is not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

      On November 26, 2003, Signature Flight Support Corporation filed a complaint against Air Centers and Allied alleging: 1) breach of contract against Mercury Air Centers; 2) tortious interference with contract against Allied; 2) Tortious interference with prospective economic advantage against Allied; and 3) unfair business practices against Mercury and Allied. The Company has agreed to indemnify Allied and its affiliates (including, without limitation, Air Centers after the closing of the FBO sale), directors, officers, agents, employees and controlling persons from any liability, obligation, losses or expenses to which Allied may become subject as a result of the complaint. On January 26, 2005 the court granted Allied’s motion for summary judgment dismissing all claims against Allied with prejudice. The Court also granted Mercury Air Centers motion in part dismissing in its entirety Signature’s unfair business practices claim and holding that

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the substantive deal terms of the parties’ executed letter of intent were non-binding. The sole remaining claim of Signature is for breach of the stand-down provision within the disputed letter of intent between the parties. The court limited Signature’s damages in that claim to reasonable out of pocket costs and expenses. This remaining claim is currently set for trial on March  15, 2005 in Los Angeles federal court. In addition, on September 22, 2004, Signature Flight Support Corporation filed a complaint against Mercury Air Group, Inc. in Los Angeles Superior Court, alleging unfair business practices, tortious interference with contract and prospective economic advantage and fraud. The Company has filed a counterclaim against Signature Flight Support Corporation and others for fraud, negligent misrepresentation and other claims in the Los Angeles Superior Court action. Signature filed an amended complaint on or about February 1, 2005. The Company believes these allegations have no merit and will also be vigorously disputed and defended. In the opinion of management, the ultimate resolution of these complaints will not have a material effect on the Company’s consolidated financial statements.

      On July 14, 2004, Leon Shabott filed suit in the United States District Court, District of Massachusetts against Mercury Air Group, Inc. for damages arising out of the repair of Beechcraft twin Bonanza aircraft engines in June of 1998 claiming damages of up to $150 thousand. The Company believes that the claim is barred by the statute of limitations and that it has other good and viable defenses as well. In the opinion of management, the ultimate resolution of this matter is not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

      The Company is also a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on the Company’s results of operations, cash flows or financial position. Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 for additional legal matters with respect to which no material developments have occurred in the current quarter.

Note 5 —	Restricted Cash

      Restricted cash consists of cash held for specific purposes and not available for general use by the Company. Restricted cash as of December 31, 2004 is comprised of: 1) $98 thousand on deposit with Wells Fargo Foothill as reserve for outstanding letters of credit fees; and 2) $8,320 thousand for an escrow account established on the FBO Sale Closing Date associated with the Hartsfield FBO (the “Harstfield Escrow Account”). The funds held in the Hartsfield Escrow Account are to be distributed to either one or both of the Company and Allied over a period not to exceed five years from the FBO Sale Closing Date dependent upon the award of a new lease at the Hartsfield International Airport in Atlanta for a new FBO. Dependent upon the effective date of the new lease and the terms and conditions of the new lease, the Company may be entitled to all, some or none of the amount deposited into the Hartsfield Escrow Account at closing.

      On October 11, 2004, the city of Atlanta notified Air Centers that it planned on entering into lease negotiations with a different company for the FBO at the Hartsfield International Airport under the then existing RFP process. On November 22, 2004, Air Centers was notified by the airport authority that the matter would be re-bid. If a new FBO lease at the Hartsfield International Airport is not awarded to Air Centers, the amount remaining undistributed in the Hartsfield Escrow Account on the date that Air Centers ceases operating the Hartsfield FBO will be distributed to Allied. Although no assurance can be given by the Company that Air Centers will be operating the Hartsfield FBO on April 12, 2005, if Air Centers is still operating the Hartsfield FBO under the existing lease terms and conditions on April 12, 2005, the Company will be entitled to receive $1,654 thousand from the Hartsfield Escrow Account.

Note 6 —	Debt

      On July 29, 2004, the Company and Bank of America, N.A. (“Bank of America”) entered into a three-year $30,000 thousand revolving line of credit (the “B of A Credit Facility”) collateralized by all of the assets

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Company, the terms of which were amended by the First Amendment to the Loan Agreement effective November 1, 2004 (the “First Amendment”). The loan agreement, as amended by the First Amendment, will expire on July 31, 2007, or earlier under certain conditions. Upon the effective date of the B of A Credit Facility, $15,414 thousand of cash deposited by the Company as collateral for outstanding letters of credit and reported as restricted cash on the Company’s balance sheet at June 30, 2004 was released to the Company for general corporate purposes. In accordance with the terms of the loan agreement, as amended, the revolving line of credit is used as collateral for any letter of credit issued by the Company and for general working capital needs. The amount of credit available to the Company on the B of A Credit Facility, as amended, is determined monthly and is equal to the lesser of 1) sum of: a) 80% of the balance due on Domestic Eligible Receivables less b) $2,000 thousand; and 2) $30,000 thousand. The B of A Credit Facility, as amended, contains certain financial covenants limiting the amount the Company can expend annually for capital expenditures to $2,000 thousand. The B of A Credit Facility, as amended, also prohibits the repurchase of stock and the payment of cash dividends, except for cash dividends in an amount not to exceed $17,500 thousand by June 30, 2005. The Company is also required to maintain certain financial targets for tangible net worth and fixed charges. The Company is in compliance with all of the terms and conditions of the B of A Credit Facility.

      On November 2, 2004, the Company requested and received a cash advance on the B of A Credit Facility in the amount of $10,000 thousand. The funds received as a cash advance were used to fund the one-time special cash dividend and to meet on-going working capital requirements. As of December 31, 2004, the Company’s borrowing under the revolving credit line was $8,000 thousand.

      As of December 31, 2004, the Company had $26,254 thousand of revolving credit line available under the B of A Credit Facility, of which $15,323 thousand was reserved for issued and outstanding letters of credit and $2,931 thousand was available and undrawn.

      On November 1, 2004, the Company and Bank of America entered into a Letter of Credit and Reimbursement Agreement (the “LOC and Reimbursement Agreement”) relating to the outstanding tax exempt bonds issued in 1998 pursuant to a loan agreement between the Company and the California Economic Development Financing Authority (“CEDFA”). As of November 1, 2004, the outstanding principal amount of the bonds outstanding was $14,000 thousand. In accordance with the terms of the LOC and Reimbursement Agreement, Bank of America has issued an irrevocable direct pay letter of credit to the trustee for the bondholders in an amount of $14,161 thousand (the “CEDFA LOC”) that replaced the previously existing irrevocable direct pay letter of credit of the same amount issued by Wells Fargo Bank, N.A. on behalf of the Company, which was cancelled simultaneously with the issuance of the CEDFA LOC. In addition to the issuance of the CEDFA LOC, the LOC and Reimbursement Agreement require the Company to call for redemption bonds in the principal amount of $500 thousand on each of April 1 and October 1 commencing on April 1, 2005. The CEDFA LOC was issued by Bank of America as part of the B of A Credit facility.

Note 7 —	Impairment of Long-Lived Assets

      The Company owned a 69.6% equity interest in MercMed LLC (“MercMed”), which was formed in 1998 for the purpose of owning and operating an aircraft for the MercMed members. As a result of the age of the MercMed aircraft, changes in Federal Aviation Administration requirements restricting the altitude at which the MercMed aircraft can fly, the popularity of fractional jet ownership versus outright aircraft ownership and the technological advancements in aircraft design and construction, it was determined that the current market value of the MercMed aircraft was below the carrying value of the aircraft. During the first quarter of fiscal 2005, the book value of the MercMed aircraft was adjusted to reflect the current market value as determined by the MercMed members, which was determined to be $532 thousand. This adjustment to market value resulted in an asset impairment loss of $626 thousand.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On November 10, 2004, the Company, upon authorization from the Company’s Board of Directors, entered into an agreement to sell all of its rights, title and interest in MercMed to Dr. Fagan. In accordance with the agreement between the Company and Dr. Fagan, the Company has agreed to pay for certain costs incurred by MercMed prior to October 1, 2004 and to provide Dr. Fagan with jet fuel in an amount not to exceed $75 thousand over a five year period. Dr. Fagan has agreed to pay the debt service costs, including the outstanding principal associated with MercMed’s loan and to hold the Company harmless in regard to this loan. As of December 31, 2004, the financial statements of MercMed are no longer included in the Company’s consolidated financial statements.

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

	Six Months Ended December 31,				Three Months Ended December 31,

	2004		2003		2004		2003

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Weighted average number of common stock outstanding during the period	2,880,900	2,880,900	3,220,000	3,220,000	2,987,300	2,987,300	3,203,200	3,203,200
Loss from continuing operations, net of taxes	$(148,000)	$(148,000)	$(1,427,000)	$(1,427,000)	$(212,000)	$(212,000)	$(1,495,000)	$(1,495,000)
Preferred stock dividends	20,000	20,000	19,000	19,000	11,000	11,000	9,000	9,000
Loss from discontinued operation, net of taxes			(392,000)	(392,000)			(22,000)	(22,000)
Gain on sale of discontinued operations, net of taxes	22,000	22,000			22,000	22,000

Adjusted net loss applicable to common stockholders	$(146,000)	$(146,000)	$(1,838,000)	$(1,838,000)	$(201,000)	$(201,000)	$(1,526,000)	$(1,526,000)

Income (loss) per share:
From continuing operations, net of taxes	$(0.06)	$(0.06)	$(0.45)	$(0.45)	$(0.08)	$(0.08)	$(0.47)	$(0.47)
From discontinued operations, net of taxes			(0.12)	(0.12)			(0.01)	(0.01)
From sale of discontinued operations, net of taxes	0.01	0.01			0.01	0.01

Net loss per share	$(0.05)	$(0.05)	$(0.57)	$(0.57)	$(0.07)	$(0.07)	$(0.48)	$(0.48)

Note 9 —	Segment Reporting

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

      The Company operates and reports its activities through three principal units: MercFuel, Air Cargo and Maytag. Air Centers was sold on April 12, 2004. As a result, Air Centers’ historical operating results have been reclassified as discontinued operations. The segment data included below have been restated to exclude amounts related to the Air Centers.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Total
				Corporate	Continuing
	MercFuel	Air Cargo	Maytag	and Other	Operations

Quarter Ended December 31, 2004
Revenues	$136,967	$11,388	$4,980	$197	$153,532
Gross margin	2,551	1,433	1,218	(45)	5,157
Depreciation and amortization	137	396	54	32	619
Capital expenditures	649	7		22	678
Goodwill		1,274	3,137		4,411
Segment assets	48,043	15,053	8,950	22,035	94,081
Quarter Ended December 31, 2003
Revenues	$74,901	$10,683	$5,915		$91,499
Gross margin	1,874	523	1,431		3,828
Depreciation and amortization	119	459	79	$56	713
Capital expenditures	2	26	89	12	129
Goodwill		1,252	3,137		4,389
Segment assets	29,788	18,979	10,489	17,896	77,152
Six Months Ended December 31, 2004
Revenues	$245,771	$22,578	$10,343	$331	$279,023
Gross margin	4,191	2,759	2,529	(31)	9,448
Depreciation and amortization	258	780	134	$82	1,254
Capital expenditures	977	80	1	67	1,125
Goodwill		1,274	3,137		4,411
Segment assets	48,043	15,053	8,950	22,035	94,081
Six Months Ended December 31, 2003
Revenues	$139,890	$19,577	$11,742		$171,209
Gross margin	3,300	1,296	2,743		7,339
Depreciation and amortization	234	917	160	$115	1,426
Capital expenditures	639	38	106	21	804
Goodwill		1,252	3,137		4,389
Segment assets	29,788	18,979	10,489	17,896	77,152

      Gross margin is used as the measure of profit and loss for segment reporting purposes as it is viewed by key decision makers as the principal operating indicator in measuring segment profitability. The key decision makers also view bad debt expense as an important measure of profit and loss. The predominant component of bad debt expense relates to MercFuel. Bad debt expense (benefit) for MercFuel was approximately $151,000 and ($519,000) for the quarters ended December 31, 2004 and 2003, respectively; total bad debt expense (benefit) was $87,000 and ($384,000) in the quarters ended December 31, 2004 and 2003, respectively. Bad debt expense (benefit) for MercFuel was approximately $300,000 and ($180,000) for the six month periods ended December 31, 2004 and 2003, respectively; total bad debt expense (benefit) was $364,000 and ($24,000) for the six month periods ended December 31, 2004 and 2003, respectively.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Comprehensive Income (Loss)

      Comprehensive income (loss) is summarized as follows:

	Six Months Ended		Three Months Ended
	December 31,		December 31,

	2004	2003	2004	2003

Net loss	$(126,000)	$(1,819,000)	$(190,000)	$(1,517,000)
Foreign currency translation adjustment	239,000	148,000	125,000	140,000

Comprehensive income (loss)	$113,000	$(1,671,000)	$(65,000)	$(1,377,000)

Note 11 —	Related Party Transactions

      CFK Partners was a partnership consisting of three of the Company’s directors, one of whom also serves as the Company’s Chief Executive Officer, another who served as Chairman of the Board of Directors and the third who serves as a director and is the Company’s primary outside legal counsel. In July 2004, after the retirement of Dr. Fagan as the Company’s Chairman of the Board of Directors, Dr. Fagan withdrew as a member of CFK Partners. The remaining members of CFK Partners, now known as CK Partners, are the Company’s Chief Executive Officer and Frederick H. Kopko, Jr., a member of the Company’s Board of Directors. As of December 31, 2004, CK Partners owned approximately 43% of the Company’s outstanding common stock.

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

      On November 10, 2004, the Company, upon authorization from the Company’s Board of Directors, entered into an amended lease agreement with CFK Realty and amended the terms of the note receivable due from CFK Realty (the “CFK Realty Note”). The amended terms of the lease, which were effective retroactively to July 1, 2004, provide for a ten-year lease with CFK Realty having the right, after the refinancing of its existing loan secured by the office building, to request the Company to vacate the facility at the end of five years without any additional obligation from the Company with CFK Realty continuing to honor the terms of any sublease the Company may have arranged under the McConnell Lease. The monthly lease rate remains unchanged from the original lease at $37 thousand. The Company also agreed to amend the terms of the CFK Realty Note to reduce the principal amount of the note to $779 thousand, from the previous

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal amount of $1,400 thousand plus accrued interest of $179 thousand, at an interest rate of 4% per annum. The CFK Realty Note is payable on December 31, 2009.

      The Company uses the services of the legal firm McBreen and Kopko (the “Firm”) for various general corporate legal matters. Mr. Frederick H. Kopko, Jr., a partner of the Firm, is a member of the Company’s Board of Directors and is a member of CK Partners. For the six month periods ended December 31, 2004 and 2003, the Company paid the Firm $474 thousand and $481 thousand, respectively, for legal services rendered by the Firm. For the three month periods ended December 31, 2004 and 2003, the Company paid the Firm $234 thousand and $339 thousand, respectively, for legal services rendered by the Firm.

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

      On December 6, 2004, the Company, Allied and Air Centers agreed that Air Centers’ Closing Working Capital as of April 12, 2004 as defined in the Stock Purchase Agreement dated as of October 28, 2003 by and among the Company, Allied and MAC, as amended, (the “SPA”) was $5,307 thousand. The SPA provided that: 1) Allied would pay the Company the amount by which the closing working capital exceeded $3,586 thousand (the “Working Capital Target”), or 2) the Company would pay Allied the amount by which the Working Capital Target exceeded the Closing Working Capital. The Company received $900 thousand in July 2004 from Allied as an initial payment of the amount expected to be due the Company as a result of the Closing Working Capital exceeding the Working Capital Target and $738 thousand on December 6, 2004 as a final payment, which includes accrued interest of $48 thousand and is net of $132 thousand due Allied for reimbursement of certain regulatory compliance improvements as provided for in the SPA.

      In addition to the final payment associated with the Closing Working Capital, Allied and Air Centers agreed to assign to the Company all of Air Centers’ rights, title and interest to Air Centers’ pre-petition claims associated with Hawaiian Airlines in the amount of $329 thousand. Hawaiian Airlines, a customer of both the Company and Air Centers, filed for bankruptcy protection under Chapter 11, Title 11 of the United States Bankruptcy Code on March 21, 2003.

      The Company reported a gain on the sale of discontinued operations, net of income tax provision of $14 thousand, of $22 thousand in the second quarter of fiscal 2005.

      The following are the results of operations of Air Centers for the six month and three month periods ended December 31, 2003:

	Six Months Ended	Three Months Ended

	December 31, 2003

Total sales and revenue	$45,983,000	$23,450,000
Gross margin	$6,288,000	$3,084,000
Loss before income tax benefit	$(643,000)	$(36,000)
Income tax expense (benefit)	(251,000)	$(14,000)

Net loss	$(392,000)	$(22,000)

MERCURY AIR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Cash Dividend

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

Note 14 —	Subsequent Events
      None

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Overview — Mercury Air Group, Inc. (the “Company”), a Delaware corporation, was organized in 1956 and provides a broad range of services to the aviation industry through three principal operating units which are all wholly owned subsidiaries of the Company: MercFuel, Inc. (“MercFuel”), a Delaware corporation, Mercury Air Cargo, Inc. (“Air Cargo”), a California corporation, and Maytag Aircraft Corporation (“Maytag”), a Colorado corporation. MercFuel’s operations consist of the sale and delivery of fuel, primarily aviation fuel, to domestic and international commercial airlines, fractional jet ownership companies, corporate aviation fleets and air cargo companies. Air Cargo’s operations consist of cargo handling, the sale of cargo capacity on other airlines (“Cargo Space Logistics”), and general cargo sales agent services. Maytag is a provider of governmental contract services performing aircraft refueling and fuel storage operations, base operations support (“BOS”) services, air terminal and ground handling services and weather observation and forecasting services primarily for agencies of the government of the United States of America.

      As used in this Quarterly Report on Form 10-Q, the term “Company” or “Mercury” refers to Mercury Air Group, Inc. and, unless the context otherwise requires, its subsidiaries. The Company’s principal executive offices are located at 5456 McConnell Avenue, Los Angeles, California, 90066 and its telephone number is (310) 827-2737.

      Government Regulation — The Company is subject to the regulatory and reporting requirements of the Sarbanes-Oxley Act of 2002. Management believes it is in material compliance with the provisions of this Act at this time. Management does anticipate, however, that current and future compliance with such provisions, including the Section 404 certification of internal controls by management and attestation by the Company’s independent auditors, will result in significant increases in consulting, audit and legal fees and overhead expenses related to software, documentation, testing, remediation, system enhancements, hiring new personnel and administrative time. The total cost of the Company’s compliance with the requirements of the Sarbanes-Oxley Act is uncertain, although the most costly provisions will be related to the Company’s first Section 404 compliance year ending June 30, 2006. However, management estimates such compliance costs could exceed $2.5 million during the eighteen months leading up to June 30, 2006. Management further believes that significant, additional costs will be incurred for each succeeding year thereafter. Such compliance cost estimates are incremental to current general and administrative expenses and do not include the opportunity costs associated with the time and effort of current employees and management, which is expected to be significant.

      Results of Operations — Comparison of the three month periods ended December 31, 2004 and December 31, 2003 and comparison of the six month periods ended December 31, 2004 and December 31, 2003

      The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company’s three operating units included in continuing operations, as well as selected other financial statement data.

	Six Months Ended December 31,				Three Months Ended December 31,

	2004		2003		2004		2003

		% of Total		% of Total		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

	($ in thousands)
Revenues:
MercFuel	$245,771	88.1%	$139,890	81.7%	$136,967	89.2%	$74,901	81.8%
Air Cargo	22,578	8.1	19,577	11.4	11,388	7.4	10,683	11.7
Maytag	10,343	3.7	11,742	6.9	4,980	3.3	5,915	6.5
Other	331	0.1			197	0.1

Total revenues	$279,023	100.0%	$171,209	100.0%	$153,532	100.0%	$91,499	100.0%

		% of Unit		% of Unit		% of Unit		% of Unit
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Gross margin(1):
MercFuel	$4,191	1.7%	$3,300	2.4%	$2,551	1.9%	$1,874	2.5%
Air Cargo	2,759	12.2	1,296	6.6	1,433	12.6	523	4.9
Maytag	2,529	24.5	2,743	23.4	1,218	24.5	1,431	24.2
Other	(31)	(9.4)			(45)	(23.1)

Total revenues	$9,448	3.4%	$7,339	4.3%	$5,157	3.4%	$3,828	4.2%

	Six Months Ended December 31,				Three Months Ended December 31,

	2004		2003		2004		2003

		% of Total		% of Total		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Expenses (Income):
Selling, general and administrative expenses	$7,028	2.5%	$5,044	3.0%	$4,317	2.8%	$2,763	3.0%
Provision (recovery) for bad debts	364	0.1	(24)		87	0.1	(384)	(0.4)
Depreciation and amortization	1,254	0.5	1,426	0.8	619	0.4	713	0.8
Interest expense and other	530	0.2	286	0.2	426	0.3	235	0.2
Hambro settlement costs			1,799	1.0			1,799	2.0
Asset impairment loss	626	0.2

Total expenses (income)	9,802	3.5	8,531	5.0	5,449	3.6	5,126	5.6

Loss from continuing operations before minority interest and income tax expense	(354)	(0.1)	(1,192)	(0.7)	(292)	(0.2)	(1,298)	(1.4)
Minority interest	181	0.1	4				(2)

Loss from continuing operations before income tax expense	(173)	(0.1)	(1,188)	(0.7)	(292)	(0.2)	(1,300)	(1.4)
Income tax benefit	(25)	0.0	239	(0.1)	(80)	0.1	195	(0.2)

Loss from continuing operations, net of taxes	(148)	(0.1)	(1,427)	(0.9)	(212)	(0.1)	(1,495)	(1.7)
Loss from discontinued operations, net of taxes			(392)	(0.2)			(22)
Gain on sale of discontinued operations, net of taxes	22				22

Net income (loss)	$(126)	(0.1)%	$(1,819)	(1.1)%	$(190)	(0.1)%	$(1,517)	(1.7)%

(1)	Gross margin as used here and throughout Management’s Discussion includes certain selling, general and administrative costs which are charged directly to the operating units, but excludes depreciation and amortization expenses and selling, general and administrative expenses.

Three Months Ended December 31, 2004 Compared to December 31, 2003

      The Company reported a net loss from continuing operations of $212 thousand or $0.08 per basic and diluted share in the second quarter of fiscal 2005, as compared to a loss from continuing operations, net of taxes, reported for the same period last year of $1,495 thousand, or $0.47 per basic and diluted share. For the second quarter of fiscal 2005, the Company reported a net loss of $190 thousand, or $0.07 per basic and diluted share, which included a gain on sale of discontinued operations, net of taxes, of $22 thousand, or $0.01 per basic and diluted share. For the second quarter of fiscal 2004, the Company reported a net loss of $1,517 thousand, or $0.48 per basic and diluted share, which included a loss from discontinued operations, net of taxes, of $22 thousand, or $0.01 per basic and diluted share. Revenue from continuing operations for the Company in the second quarter of fiscal 2005 was $153,532 thousand, which increased by $62,033 thousand or 67.8% from revenue from continuing operations of $91,499 thousand reported for the second quarter of fiscal 2004. Gross margin from continuing operations increased by $1,329 thousand or 34.7% to $5,157 thousand in the second quarter of fiscal 2005 from $3,828 thousand reported in the second quarter of fiscal 2004.

      MercFuel, the Company’s aviation fuel sales business, generated revenue of $136,967 thousand in the second quarter of fiscal 2005 on sales volume of 82,150 thousand gallons, as compared to revenue of $74,901 thousand on sales volume of 70,844 thousand gallons in the second quarter of fiscal 2004. Following is a comparison of MercFuel’s sales information for the second quarter of fiscal 2005 and 2004, respectively:

	Three Months Ended
	December 31,

	2004	2003

Commercial Sales
Revenue ($000)	$104,854	$60,161
Volume (thousand gallons)	68,736	62,047
Corporate Aviation/ Fractional Jet
Revenue ($000)	$32,113	$14,740
Volume (thousand gallons)	13,414	8,797
MercFuel Total
Revenue ($000)	$136,967	$74,901
Volume (thousand gallons)	82,150	70,844
Gross margin ($000)	$2,551	$1,874

      Revenue for MercFuel’s commercial segment increased $44,693 thousand in the second quarter of fiscal 2005 to $104,854 thousand on sales volume of 68,736 thousand gallons. The increased revenue for the commercial segment is due to higher average petroleum product prices resulting from concerns of oil supply disruptions due to general tension in the Middle East, from production control by OPEC and from increased worldwide demand for petroleum products due to an improving worldwide economy. MercFuel’s commercial segment’s average sales price in the second quarter of fiscal 2005 increased 57.3% over the second quarter of fiscal 2004’s average sales price. The increased average sales price in the second quarter of fiscal 2005, as compared to the second quarter of fiscal 2004, represents increased revenue of approximately $38,207 thousand. MercFuel’s commercial sales volume increased in the second quarter of fiscal 2005 to 68,736 thousand gallons, an increase of 6,689 thousand gallons, or 10.8%, from MercFuel’s second quarter of fiscal 2004’s commercial sales volume of 62,047 thousand gallons. The increased sales volume in the second quarter of fiscal 2005, as compared to the second quarter of fiscal 2004, represents increased revenue of approximately $6,486 thousand.

      Revenue for MercFuel’s corporate/fractional jet ownership segment was $32,113 thousand on sales volume of 13,414 thousand gallons in the second quarter of fiscal 2005, an increase of $17,373 thousand, or 117.9%, and 4,617 thousand gallons, or 52.5%, from the second quarter of fiscal 2004’s revenue of $14,740 thousand on sales volume of 8,797 thousand gallons. The increase in sales revenue is due to the increase in worldwide petroleum product prices, increased use of private aircraft for both business and personal travel and MercFuel’s strategic focus on this business segment. The average sales price for aviation jet fuel in the corporate/fractional jet ownership segment in the second quarter of fiscal 2005 increased 42.9% as compared to the second quarter of fiscal 2004 equating to increased revenue of approximately $9,637 thousand. The increased sales volume equates to an increase in revenue of approximately $7,736 thousand.

      MercFuel’s cost of aviation fuel was $133,189 thousand in the second quarter of fiscal 2005 which represents an increase of 85.4% from MercFuel’s cost of aviation fuel in the second quarter of fiscal 2004 of $71,851 thousand. The average cost of aviation fuel per gallon increased 59.9% in the second quarter of fiscal 2005 to $1.621 per gallon. The increase in the average cost of aviation fuel per gallon equates to an increase in the cost of aviation fuel of $49,871 thousand. The increase in the volume of aviation fuel purchased resulted in an increase in the cost of aviation fuel of $11,467 thousand. MercFuel’s operating expenses, excluding the cost of aviation fuel, were $1,227 thousand in the second quarter of fiscal 2005, an increase of $51 thousand from the second quarter of fiscal 2004’s operating expense excluding aviation fuel cost of $1,176 thousand.

      Air Cargo’s revenue was $11,388 thousand in the second quarter of fiscal 2005, an increase of $705 thousand, or 6.6%, from the second quarter of fiscal 2004 revenue of $10,683 thousand resulting in gross margin of $1,433 thousand in the second quarter of fiscal 2005, an increase of $910 thousand from last year’s gross margin of $523 thousand.

	Three Months Ended
	December 31,

	2004	2003

Revenue ($000)
Cargo handling	$7,675	$6,669
Cargo logistics services	2,448	2,821
Cargo general sales agent services	1,265	1,193

Air Cargo total	$11,388	$10,683
Gross margin ($000)
Cargo handling	$1,118	$694
Cargo logistics services	669	517
Cargo general sales agent services	45	(67)
Cargo administrative	(399)	(621)

Air Cargo total	$1,433	$523

      The cargo handling segment reported revenue of $7,675 thousand in the second quarter of fiscal 2005, an increase of $1,006 thousand, or 15.1%, from the second quarter of fiscal 2004 revenue of $6,669 thousand. Cargo handling’s gross margin in the second quarter of fiscal 2005 was $1,118 thousand, an increase of $424 thousand, or 61.1%, from the second quarter of fiscal 2004 gross margin of $694 thousand. The improved results are mainly due to increased cargo handling volume as a result of an improved worldwide economy and Air Cargo’s focus on cost control.

      The cargo logistics services segment reported revenue of $2,448 thousand in the second quarter of fiscal 2005, a decrease of $373 thousand from the second quarter of fiscal 2004 revenue of $2,821 thousand. The decreased revenue in the second quarter of fiscal 2005 is mainly due to decreased business activity associated with Air Cargo’s Mercury World Cargo (“MWC”) operation. Cargo logistics services segment’s gross margin in the second quarter of fiscal 2005 increased $152 thousand from the second quarter of fiscal 2004 to $669 thousand. The increased gross margin is due to the increased business activity associated with various airline management contracts.

      The cargo general sales agent (GSA) services segment reported revenue of $1,265 thousand in the second quarter of fiscal 2005, an increase of $72 thousand from the second quarter of fiscal 2004 revenue of $1,193 thousand. The GSA services’ gross margin in the second quarter of fiscal 2005 was $45 thousand, an increase of $112 thousand from the second quarter of fiscal 2004 loss of $67 thousand. The increase in GSA’s gross margin is due to Air Cargo’s focus on cost control.

      Air Cargo’s administrative expenses in the second quarter of fiscal 2005 were $399 thousand, a decrease of $222 thousand from the second quarter of fiscal 2004 expenses of $621 thousand, which included $280 thousand in severance costs.

      Maytag reported revenue of $4,980 thousand in the second quarter of fiscal 2005, a reduction of $935 thousand from the second quarter of fiscal 2004 revenue of $5,915 thousand. Maytag’s second quarter of fiscal 2005 gross margin was $1,218 thousand, a decrease of $213 thousand from the second quarter of fiscal 2004 gross margin of $1,431 thousand.

	Three Months Ended
	December 31,

	2004	2003

Revenue ($000)
Refueling	$1,569	$2,148
Air Terminal	1,918	1,891
BOS	1,193	1,585
Weather Data	294	281
Other	6	10

Total Maytag	$4,980	$5,915

      The decrease in Maytag’s revenue is due to the non-renewal of one refueling contract in the first quarter of fiscal 2005 and the non-renewal of one refueling contract and one BOS contract during fiscal 2004. The decrease of Maytag’s gross margin in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 is due to a retroactive wage increase on a government BOS sub-contract in the second quarter of fiscal 2004 and the non-renewal of contracts.

      Bad debt expense for continuing operations in the second quarter of fiscal 2005 totaled $87 thousand, as compared to a benefit of $384 thousand in the second quarter of fiscal 2004 as a result of the reversal of previously established bad debt reserves due to better than expected customer collections experience. The Company experienced no significant individual write-offs during the second quarter of fiscal 2005.

      Selling, general and administrative (“G&A”) expenses in the second quarter of fiscal 2005 amounted to $4,317 thousand, an increase of $1,554 thousand or 56.2% from the second quarter of fiscal 2004 expenses of $2,763 thousand. The increase in G&A expenses is mainly due to increased legal expenses from outside independent legal counsel in connection with certain litigation and severance costs. The Company expects that certain G&A expenses will significantly increase in fiscal 2005 as compared to fiscal 2004 as the Company incurs increased legal fees associated with the Signature lawsuit and due to the newly effective internal control and other requirements of the Sarbanes-Oxley Act of 2002. See “Government Regulations” above.

      Depreciation and amortization expense from continuing operations was $619 thousand in the current period as compared to $713 thousand last year.

      Interest and other expense from continuing operations in the current period was $426 thousand, an increase of $191 thousand from last year’s interest and other expense from continuing operations of $235 thousand. The increase in interest and other expense is mainly due to the recording of the loss on disposal of assets of $114 thousand in the second quarter of fiscal 2005.

      The Company recognized settlement expense related to J.O. Hambro of $1,799 thousand in the second quarter of fiscal 2004. See Exhibit 10.34 of this Form  10-Q.

      The effective income tax rate in the second quarter of fiscal year 2005 was 27.6% compared to 13.5% in the same period last year. The J.O. Hambro settlement cost of $1,799 thousand recognized by the Company in the second quarter of fiscal 2004 is not deductible in determining taxable income resulting in a permanent book to tax difference.

      The reduction in retained earnings from fiscal year ending June 30, 2004 was primarily due to payment of the $17,500 thousand dividend on November 5, 2004. See Note 13.

      The Company may experience decreases in future sales volume and margins as a result of deterioration in the world economy, or in the aviation industry, and continued conflicts and instability in the Middle East, Asia and Latin America, as well as a result of potential future terrorist activities and possible military retaliation.

Through the Company’s second quarter of fiscal 2005, petroleum product prices, including aviation fuel, have either achieved or been close to historical high levels. This sustained price level places additional financial burden on many of the Company’s customers. If the Company’s customers are not able to pass on the higher petroleum product prices to its customers, they may experience financial hardship which may result in the Company experiencing longer collection terms, which will place additional financial burden on the Company, or higher level of uncollectible accounts.

Six Months Ended December 31, 2004 Compared to December 31, 2003

      The Company reported a net loss from continuing operations of $148 thousand or $0.06 per basic and diluted share in the first six months of fiscal 2005, as compared to a net loss from continuing operations, reported for the same period last year of $1,427 thousand, or $0.45 per basic and diluted share. For the first six months of fiscal 2005, the Company reported a net loss of $126 thousand, or $0.05 per basic and diluted share, which included a gain on sale of discontinued operations, net of taxes, of $22 thousand, or $0.01 per basic and diluted share. For the first six months of fiscal 2004, the Company reported a net loss of $1,819 thousand, or $0.57 per basic and diluted share, which included a loss from discontinued operations, net of taxes, of $392 thousand, or $0.12 per basic and diluted share. Revenue from continuing operations for the Company in the first six months of fiscal 2005 was $279,023 thousand, which increased by $107,814 thousand or 63% from revenue from continuing operations of $171,209 thousand reported for the first six months of fiscal 2004. Gross margin from continuing operations increased by $2,109 thousand or 28.7% to $9,448 thousand in the first six months of fiscal 2005 from $7,339 thousand reported in the first six months of fiscal 2004.

      MercFuel, the Company’s aviation fuel sales business, generated revenue of $245,771 thousand in the first six months of fiscal 2005 on sales volume of 156,579 thousand gallons, as compared to revenue of $139,890 thousand on sales volume of 135,114 thousand gallons in the first six months of fiscal 2004. Following is a comparison of MercFuel’s sales information for the first six months of fiscal 2005 and 2004, respectively:

	Six Months Ended
	December 31,

	2004	2003

Commercial Sales
Revenue ($000)	$190,578	$112,556
Volume (thousand gallons)	132,352	118,328
Corporate Aviation/ Fractional Jet
Revenue ($000)	$55,193	$27,334
Volume (thousand gallons)	24,227	16,786
MercFuel Total
Revenue ($000)	$245,771	$139,890
Volume (thousand gallons)	156,579	135,114
Gross margin ($000)	$4,191	$3,300

      Revenue for MercFuel’s commercial segment increased $78,022 thousand in the first six months of fiscal 2005 to $190,578 thousand on sales volume of 132,352 thousand gallons. The increased revenue for the commercial segment is due to higher average petroleum product prices resulting from concerns of oil supply disruptions due to the Iraq war, general tension in the Middle East, production control by OPEC, crude oil supply disruptions from the Gulf of Mexico due to hurricane activity and from increased worldwide demand for petroleum products due to an improving worldwide economy. MercFuel’s commercial segment’s average sales price in the first six months of fiscal 2005 increased 51.4% over the first six months of fiscal 2004’s average sales price. The increased average sales price in the first six months of fiscal 2005, as compared to the first six months of fiscal 2004, represents increased revenue of approximately $64,682 thousand. MercFuel’s commercial sales volume increased in the first six months of fiscal 2005 to 132,352 thousand gallons, an increase of 14,024 thousand gallons, or 11.9%, from MercFuel’s first six months of fiscal 2004’s commercial sales volume of 118,328 thousand gallons. The increased sales volume in the first six months of fiscal 2005, as compared to the first six months of fiscal 2004, represents increased revenue of approximately $13,340 thousand.

      Revenue for MercFuel’s corporate/fractional jet ownership segment was $55,193 thousand on sales volume of 24,227 thousand gallons in the first six months of fiscal 2005, an increase of $27,859 thousand, or 101.9%, and 7,441 thousand gallons, or 44.3%, from the first six months of fiscal 2004’s revenue of $27,334 thousand on sales volume of 16,786 thousand gallons. The increase in sales revenue is due to the increase in worldwide petroleum product prices, increased use of private aircraft for both business and personal travel and MercFuel’s strategic focus on this business segment. The average sales price for aviation jet fuel in the corporate/fractional jet ownership segment in the first six months of fiscal 2005 increased 39.9% as compared to the first six months of fiscal 2004 equating to increased revenue of approximately $15,742 thousand. The increased sales volume equates to an increase in revenue of approximately $12,117 thousand.

      MercFuel’s cost of aviation fuel was $239,156 thousand in the first six months of fiscal 2005 which represents an increase of 78.1% from MercFuel’s cost of aviation fuel in the first six months of fiscal 2004 of $134,299 thousand. The average cost of aviation fuel per gallon increased 53.7% in the first six months of fiscal 2005 to $1.527 per gallon. The increase in the average cost of aviation fuel per gallon equates to an increase in the cost of aviation fuel of $83,521 thousand. The increase in the volume of aviation fuel purchased resulted in an increase in the cost of aviation fuel of $21,336 thousand. MercFuel’s operating expenses, excluding the cost of aviation fuel, were $2,424 thousand in the first six months of fiscal 2005, an increase of $134 thousand from the first six months of fiscal 2004’s operating expense excluding aviation fuel cost of $2,291 thousand.

      Air Cargo’s revenue was $22,578 thousand in the first six months of fiscal 2005, an increase of $3,001 thousand, or 15.3%, from the first six months of fiscal 2004 revenue of $19,577 thousand resulting in gross margin of $2,759 thousand in the first six months of fiscal 2005, an increase of $1,463 thousand from last year’s gross margin of $1,296 thousand.

	Six Months Ended
	December 31,

	2004	2003

Revenue ($000)
Cargo handling	$14,816	$13,128
Cargo logistics services	5,347	4,161
Cargo general sales agent services	2,415	2,288

Air Cargo total	$22,578	$19,577
Gross margin ($000)
Cargo handling	$2,113	$1,463
Cargo logistics services	1,330	873
Cargo general sales agent services	119	(84)
Cargo administrative	(803)	(956)

Air Cargo total	$2,759	$1,296

      The cargo handling segment reported revenue of $14,816 thousand in the first six months of fiscal 2005, an increase of $1,688 thousand, or 12.9%, from the first six months of fiscal 2004 revenue of $13,128 thousand. Cargo handling’s gross margin in the first six months of fiscal 2005 was $2,113 thousand, an increase of $650 thousand, or 44.4%, from the first six months of fiscal 2004 gross margin of $1,463 thousand. The improved results are mainly due to increased cargo handling volume as a result of an improved worldwide economy and Air Cargo’s focus on cost control.

      The cargo logistics services segment reported revenue of $5,347 thousand in the first six months of fiscal 2005, an increase of $1,186 thousand or 28.5%, from the first six months of fiscal 2004 revenue of $4,161 thousand. The increased revenue in the first six months of fiscal 2005 is mainly due to the increased business activity associated with Air Cargo’s Mercury World Cargo (“MWC”) operation. Cargo logistics services segment’s gross margin in the first six months of fiscal 2005 increased $457 thousand from the first six months of fiscal 2004 to $1,330 thousand. The increased gross margin is due to the increased business activity associated with various airline management contracts and MWC operations.

      The cargo general sales agent (GSA) services segment reported revenue of $2,415 thousand in the first six months of fiscal 2005, an increase of $127 thousand from the first six months of fiscal 2004 revenue of $2,288 thousand. The GSA services’ gross margin in the first six months of fiscal 2005 was $119 thousand, an increase of $203 thousand from the first six months of fiscal 2004 loss of $84 thousand. The increase in GSA’s gross margin is due to Air Cargo’s focus on cost control.

      Air Cargo’s administrative expenses in the first six months of fiscal 2005 were $803 thousand, a decrease of $153 thousand from last year.

      Maytag reported revenue of $10,343 thousand in the first six months of fiscal 2005, a reduction of $1,399 thousand from the first six months of fiscal 2004 revenue of $11,742 thousand. Maytag’s first six months of fiscal 2005 gross margin was $2,529 thousand, a decrease of $214 thousand from the first six months of fiscal 2004 gross margin of $2,743 thousand.

	Six Months Ended
	December 31,

	2004	2003

Revenue ($000)
Refueling	$3,478	$4,296
Air Terminal	3,775	3,867
BOS	2,488	2,984
Weather Data	588	574
Other	14	21

Total Maytag	$10,343	$11,742

      The decrease in Maytag’s revenue is due to the non-renewal of one refueling contract in the first quarter of fiscal 2005 and the non-renewal of one refueling contract and one BOS contract during fiscal 2004. The decrease of Maytag’s gross margin is due to a retroactive wage increase on a government BOS sub-contract in the second quarter of fiscal 2004 and the non-renewal of contracts.

      Bad debt expense for continuing operations in the first six months of fiscal 2005 totaled $364 thousand, as compared to a benefit of $24 thousand in the first six months of fiscal 2004 as a result of the reversal of previously established bad debt reserves in the second quarter of fiscal 2004 due to better than expected customer collections experience. The Company experienced no significant individual write-offs during the first six months of fiscal 2005.

      Selling, general and administrative (“G&A”) expenses in the first six months of fiscal 2005 amounted to $7,028 thousand, an increase of $1,984 thousand or 39.3% from the first six months of fiscal 2004 expenses of $5,044 thousand. The increase in G&A expenses is mainly due to increased legal expenses from outside independent legal counsel in connection with certain litigation and severance costs. The Company expects that certain G&A expenses will significantly increase in fiscal 2005 as compared to fiscal 2004 as the Company incurs increased legal fees associated with the Signature lawsuit and due to the newly effective internal control and other requirements of the Sarbanes-Oxley Act of 2002. See “Government Regulations” above.

      Depreciation and amortization expense from continuing operations was $1,254 thousand in the current period as compared to $1,426 thousand last year.

      Interest and other expense from continuing operations in the current period was $530 thousand, an increase of $244 thousand from last year’s interest and other expense from continuing operations of $286 thousand. The increase in interest and other expense is mainly due to the recording of the loss on disposal of assets of $114 thousand in the second quarter of fiscal 2005.

      The Company recognized an impairment loss associated with the MercMed aircraft in the amount of $626 thousand in the first quarter of fiscal 2005 as the result of an asset impairment valuation. For more detailed information on this transaction, please refer to “Note 7 — Impairment of Long-lived Assets”.

      The Company recorded income of $181 thousand from minority interest associated with MercMed in the first six months of fiscal 2005 as compared to income of $4 thousand in the first six months of fiscal 2004. The increase in income from minority interest is due to the recognition of the MercMed’s minority member’s share of the impairment loss associated with the MercMed asset.

      The Company recognized settlement expense of $1,799 thousand in the second quarter of fiscal 2004 associated with the J.O Hambro settlement. See Exhibit 10.34 as filed with this 10-Q.

      The effective income tax rate in the first six months of fiscal year 2005 was 14.7% compared to 0.7% in the same period last year. The Hambro settlement cost of $1,799 thousand recognized by the Company in the second quarter of fiscal 2004 is not deductible in determining taxable income resulting in a permanent book to tax difference.

      The reduction in retained earnings from fiscal year ending June 30, 2004 was primarily due to payment of the $17,500 thousand dividend on November 5, 2004. See Note 13.

      The Company may experience decreases in future sales volume and margins as a result of deterioration in the world economy, or in the aviation industry, and continued conflicts and instability in the Middle East, Asia and Latin America, as well as a result of potential future terrorist activities and possible military retaliation. Through the Company’s first six months of fiscal 2005, petroleum product prices, including aviation fuel, have either achieved or been close to historical high levels. This sustained price level places additional financial burden on many of the Company’s customers. If the Company’s customers are not able to pass on the higher petroleum product prices to its customers, they may experience financial hardship which may result in the Company experiencing longer collection terms, which will place additional financial burden on the Company, or higher level of uncollectible accounts.

Liquidity and Capital Resources

      As of December 31, 2004, the Company’s cash and cash equivalents were $6,316 thousand, an increase of $1,626 thousand from cash and cash equivalents of $4,690 thousand as of June 30, 2004.

      Net cash used in operations in the first six months of fiscal 2005 was $5,026 thousand, as compared to net cash generated from operations of $4,524 thousand in the first six months of fiscal 2004. The net cash used in operations in the first six months of fiscal 2005 include payments of $1,890 thousand associated with the retirement of the Chairman of the Board, $615 thousand associated with a settlement agreement with David H. Murdock (see Exhibit 10.35 as filed with this 10-Q) and related parties (“Murdock”), and $2,964 thousand associated with the Company’s income tax obligations.

      In the first six months of fiscal 2005, the Company generated $15,146 thousand of cash from investing activities as compared to $1,801 thousand used in the first six months of fiscal 2004. On July 29, 2004, the effective date of the senior secured credit facility with Bank of America, N.A. (“Bank of America”), $15,414 thousand of the LOC Reserve became unrestricted as the outstanding letters of credit issued on behalf of the Company by Bank of America were secured by the collateral base of the Bank of America Credit Facility. The Company also expended $1,125 thousand for additions to property, equipment and leaseholds in the first six months of fiscal 2005.

      The Company used $8,644 thousand in financing activities in the first six months of fiscal 2005 primarily due to the one-time special common stock cash dividend payment of $17,500 thousand in the second quarter of fiscal 2005 which was funded, in part, by a cash advance on the B of A Credit Facility in the amount of $10,000 thousand. The Company received $1,687 thousand in the second quarter of fiscal 2005 as a result of the exercise of stock options and warrants. The Company purchased 150,000 shares of common stock for $6.00 per share in accordance with the settlement agreement with Murdock in the first quarter of fiscal 2005.

      On July 29, 2004, the Company and Bank of America entered into a three-year $30,000 thousand revolving credit line (the “B of A Credit Facility”) collateralized by all of the assets of the Company, the terms of which were amended effective November 1, 2004. In accordance with the terms of the loan agreement, as amended, the revolving line of credit is used as collateral for any letters of credit issued by the Company and for general working capital needs. Upon the effective date of the B of A Credit Facility, $15,414 thousand of cash deposited by the Company as collateral for outstanding letters of credit and reported as restricted cash on the Company’s balance sheet at June 30, 2004 was released to the Company for general corporate purposes. As of December 31, 2004, the Company had $2,931 thousand of unused revolving credit line available under the B of A Credit Facility. The amount of credit available to the Company on the B of A Credit Facility, as amended, is determined monthly and is equal to the lesser of 1) sum of: a) 80% of the balance due on Domestic Eligible Receivables less b) $2,000 thousand; and 2) $30,000 thousand. The B of A Credit Facility, as amended, contains certain financial covenants limiting the amount the Company can expend annually for capital expenditures to $2,000 thousand. The B of A Credit Facility, as amended, also prohibits the repurchase of stock and the payment of cash dividends, except for cash dividends in an amount not to exceed $17,500 thousand by June 30, 2005. The Company is also required to maintain certain financial targets for tangible net worth and fixed charges. The Company is in compliance with all of the terms and conditions of the B of A Credit Facility.

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

      On November 2, 2004 the Company requested and received a cash advance of $10,000 thousand from the B of A Credit Facility. The funds received as a cash advance were used to fund the one-time special cash dividend and to meet on-going working capital requirements. As of December 31, 2004, the Company’s borrowing under the revolving credit line was $8,000 thousand.

      On November 1, 2004, the Company and Bank of America entered into the LOC and Reimbursement Agreement relating to the outstanding tax exempt bonds issued in 1998 pursuant to a loan agreement between the Company and CEDFA. As of November 1, 2004, the outstanding principal amount of the bonds outstanding was $14,000 thousand. In accordance with the terms of the LOC and Reimbursement Agreement, Bank of America has issued the CEDFA LOC that replaced the previously existing irrevocable direct pay letter of credit issued by Wells Fargo Bank, N.A. on behalf of the Company, which was simultaneously cancelled upon issuance of the CEDFA LOC. In addition to the issuance of the CEDFA LOC, the LOC and Reimbursement Agreement require the Company to call for redemption bonds in the principal amount of $500 thousand on each of April 1 and October 1 commencing on April 1, 2005. The CEDFA LOC was issued by Bank of America as part of the B of A Credit facility.

Critical Accounting Policies

      Management’s beliefs regarding critical accounting policies have not changed significantly from those discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      There has been no material change during the six month period ended December 31, 2004 from the disclosures regarding market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Based on evaluations as of December 31, 2004, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

      On March 14, 2003, the Company received a Notice of Violation from the United States Environmental Protection Agency (“EPA”) alleging certain deficiencies in the Company’s spill prevention, control and countermeasure plan (“SPCC Plan”) for the Air Centers’ Fort Wayne, Indiana facility. The Company believes that it has resolved all deficiencies except for alleged deficiencies related to: 1) secondary containment for refueling trucks, and 2) secondary containment for discrete fuel loading areas. Pursuant to an agreement detailed in a letter submitted to the EPA on April 16, 2003, the Company was permitted to suspend modifications to its SPCC Plan regarding the installation of secondary containment for its parked refueling trucks and loading areas, pending resolution of federal regulatory issues associated with SPCC requirements.

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

      Pursuant to a letter dated October 18, 2004, from the EPA to the Air Centers’ Ft. Wayne facility (the “Facility”), the EPA demanded the installation of secondary containment at the Facility for parked refueling trucks. While the Company does not believe SPCC requirements regarding containment are applicable to mobile refueling trucks, it has agreed to indemnify Air Centers for the reasonable cost of installation of such containment at the Facility in order to avoid further transaction costs.

      In the opinion of management, the ultimate resolution of this matter, including the installation of any secondary containment at other Air Centers facilities, is not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

      On November 26, 2003, Signature Flight Support Corporation filed a complaint against Air Centers and Allied alleging: 1) breach of contract against Mercury Air Centers; 2) Tortious interference with contract against Allied; 2) Tortious interference with prospective economic advantage against Allied; and 3) unfair business practices against Mercury and Allied. The Company has agreed to indemnify Allied and its affiliates (including, without limitation, Air Centers after the closing of the FBO sale), directors, officers, agents, employees and controlling persons from any liability, obligation, losses or expenses to which Allied may become subject as a result of the complaint. On January 26, 2005 the court granted Allied’s motion for summary judgment dismissing all claims against Allied with prejudice. The Court also granted Mercury Air Centers motion in part dismissing in its entirety Signature’s unfair business practices claim and holding that the substantive deal terms of the parties’ executed letter of intent were non-binding. The sole remaining claim of Signature is for breach of the stand-down provision within the disputed letter of intent between the parties. The court limited Signature’s damages in that claim to reasonable out of pocket costs and expenses. This remaining claim is currently set for trial on March  15, 2005 in Los Angeles federal court. In addition, on September 22, 2004, Signature Flight Support Corporation filed a complaint against Mercury Air Group, Inc. in Los Angeles Superior Court, alleging unfair business practices, tortious interference with contract and prospective economic advantage and fraud. The Company has filed a counterclaim against Signature Flight Support Corporation and others for fraud, negligent misrepresentation and other claims in the Los Angeles Superior Court action. Signature filed an amended complaint on or about February 1, 2005. The Company believes these allegations have no merit and will also be vigorously disputed and defended. In the opinion of management, the ultimate resolution of these complaints will not have a material effect on the Company’s consolidated financial statements.

      On July 14, 2004, Leon Shabott filed suit in the United States District Court, District of Massachusetts against Mercury Air Group, Inc. for damages arising out of the repair of Beechcraft twin Bonanza aircraft engines in June of 1998 claiming damages of up to $150 thousand. The Company believes that the claim is barred by the statute of limitations and that it has other good and viable defenses as well. In the opinion of management, the ultimate resolution of this matter is not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

      The Company is also a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on the Company’s results of operations, cash flows or financial position. Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 for additional legal matters with respect to which no material developments have occurred in the current quarter.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      (a) None

      (b) None

      (c) Issuer Purchases of Equity Securities:

				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares	Price	Purchased as Part of	Units) that May Yet
	(or Units)	Paid per Share	Publicly Announced	be Purchased Under
Period	Purchased	(or Unit)	Plans or Programs	the Plans or Programs

Month #1 October 1, 2004 to October 31, 2004	0	N/A	N/A	N/A
Month #2 November 1, 2004 to November 30, 2004	0	N/A	N/A	N/A
Month #3 December 1, 2004 to December 31, 2004	8,750	4.90	N/A	N/A

Total	8,750	$4.90

      The B of A Credit Facility, as amended, prohibits the repurchase of stock and the payment of cash dividends, except for cash dividends in an amount not to exceed $17,500 thousand by June 30, 2005.

Item 3.	Default Upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      None

Item 6.	Exhibits

Exhibit
No.	Description

2.1	Stock Purchase Agreement Dated as of October 28, 2003. By and Among Allied Capital Corporation, Mercury Air Centers, Inc. and Mercury Air Group, Inc.(28)

2.2	Amendment to Stock Purchase Agreement by and Among Allied Capital Corporation, Mercury Air Centers, Inc. and Mercury Air Group, Inc. dated as of December 10, 2003.(31)

2.3	Amendment to Stock Purchase Agreement by and Among Allied Capital Corporation, Mercury Air Centers, Inc. and Mercury Air Group, Inc. dated as of January 14, 2004.(31)

2.4	Amendment to Stock Purchase Agreement by and Among Allied Capital Corporation, Mercury Air Centers, Inc. and Mercury Air Group, Inc. dated as of February 13, 2004. (32)

2.5	Settlement Statement dated as of April 12, 2004.(33)

2.6	Closing Escrow Agreement dated as of April 5, 2004 among Allied and Wachovia Bank National, as escrow agent. (33)

3.1	Certificate of Incorporation.(17)

3.2	Amended and Restated Bylaws of Mercury Air Group, Inc. adopted December 7, 2002.(25)

3.3	Certificate of Designations of Series A 8% Cumulative Convertible Preferred Stock.(27)

4.1	Loan Agreement between California Economic Development Financing Authority and Mercury Air Group, Inc. relating to $19,000,000 California Economic Development Financing Authority Variable Rate Demand Airport Facilities Revenue Bonds, Series 1998 (Mercury Air Group, Inc. Project) dated as of April 1, 1998.(2)

4.2	Securities Purchase Agreement dated September 10, 1999 by and among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(12)

4.3	Amendment No. 1 dated as of September 30, 2000 by and between J.H. Whitney Mezzanine, L.P. and Mercury Air Group, Inc. to the Securities Agreement.(16)

4.4	Waiver and Consent Agreement dated as of December 29, 2000 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(17)

4.5	Waiver and Consent Agreement dated as of July 2, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(18)

4.6	Waiver Agreement dated as of September 25, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(18)

4.7	Amendment No. 2 dated as of September 30, 2001 by and between J.H. Whitney Mezzanine Fund, L.P. and Mercury Air Group, Inc. to the Securities Purchase Agreement.(19)

4.8	Waiver Agreement dated as of November 26, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine, L.P.(21)

4.9	Waiver Agreement dated as of December 21, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine, L.P.(21)

4.10	Waiver Agreement dated as of June 26, 2002 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine, L.P.(24)

Exhibit
No.	Description

4.11	Amendment No. 3 to Securities Purchase Agreement by and between Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P. dated as of December 30, 2002.(26)

4.12	Amended and Restated J.H. Whitney Mezzanine Fund, L.P. Warrant dated September 10, 1999.(26)

4.13	Amended and Restated J.H. Whitney Mezzanine Fund, L.P. Senior Subordinated Promissory Note dated September 10, 1999.(26)

4.14	Security Agreement by and between Mercury Air Group, Inc. and each of its subsidiaries hereto as Obligors and J.H. Whitney Mezzanine Fund, L.P. as the Lenders, dated as of December 30, 2002.(26)

4.15	Subordination Agreement among J.H. Whitney Mezzanine Fund, L.P. Foothill Capital Corporation, as Agent and Mercury Air Group, Inc. and certain of its subsidiaries signatory thereto, dated as of December 30, 2002.(26)

4.16	Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain subsidiaries signatory thereto, dated as of December 30, 2002.(26)

4.17	First Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its subsidiaries, dated March 12, 2003.(30)

4.18	Second Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its subsidiaries, dated March 31, 2003.(30)

4.19	Third Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its subsidiaries, dated July 16, 2003.(30)

4.20	Fourth Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its subsidiaries, dated August 1, 2003.(30)

4.21	Amendment No. 4 to Securities Purchase Agreement by and between Mercury Air Group, Inc. and Allied Capital Corporation, as Assignee of J.H. Whitney Mezzanine Fund, L.P. dated as of October 28, 2003(28)

4.22	Assignment of Note dated as of October 28, 2003 between Allied Capital Corporation and J.H. Whitney Mezzanine Fund, L.P.(28)

4.23	Second Amended and Restated Allied Capital Corporation 12% Senior Subordinated Promissory Note dated September 10, 1999(28)

4.24	Second Amended and Restated Allied Capital Corporation Warrant dated October 28, 2003(28)

4.25	Securities Purchase Agreement dated as of October 28, 2003 by and among J.H. Whitney Mezzanine Fund, L.P. and J.H. Whitney Mezzanine Debt Fund, L.P., Allied Capital Corporation and Mercury Air Group, Inc.(28)

4.26	Second Amended and Restated J.H. Whitney Mezzanine Fund, L.P. Warrant dated October 28, 2003(28)

4.27	Fifth Amendment to Security and Loan Agreement and Forbearance Agreement dated as of December 5, 2003 by and among Wells Fargo Foothill, Mercury Air Group, Inc. and certain of its subsidiaries.(31)

4.28	Amendment letter to Forbearance Term and New Covenant Default dated as of February 16, 2004. (32)

10.1	Mercury Air Group, Inc.’s 1990 Long-Term Incentive Plan.(4)*

10.2	Mercury Air Group, Inc.’s 1990 Directors Stock Option Plan.(1)*

10.3	Memorandum Dated September 15, 1997 regarding Summary of Officer Life Insurance Policies with Benefits Payable to Officers or Their Designated Beneficiaries.(8)*

10.4	Non-Qualified Stock Option Agreement dated March 21, 1996, by and between Frederick H. Kopko and Mercury Air Group, Inc.(6)*

10.5	Mercury Air Group, Inc.’s 1998 Long-Term Incentive Plan.(10)*

10.6	Mercury Air Group, Inc.’s 1998 Directors Stock Option Plan.(10)*

Exhibit
No.	Description

10.7	Revolving Credit and Term Loan Agreement dated as of March 2, 1999 by and among Mercury Air Group, Inc., The Banks listed on Schedule 1 thereto, and The Fleet National Bank f/k/a BankBoston, N.A., as Agent.(11)

10.8	First Amendment to Revolving Credit and Term Loan Agreement dated as of September 10, 1999.(14)

10.9	Second Amendment to Revolving Credit and Term Loan Agreement dated as of March 31, 2000.(14)

10.10	Third Amendment, Waiver and Consent to Revolving Credit and Term Loan Agreement dated as of August 11, 2000.(14)

10.11	The Company’s 401(k) Plan consisting of CNA Trust Corporation. Regional Prototype Defined Contribution Plan and Trust and Adoption Agreement.(14)*

10.12	Employment Agreement dated July 31, 2000 between the Company and Dr. Philip J. Fagan.(15)*

10.13	Fourth Amendment to Revolving Credit and Term Loan Agreement dated as of November 14, 2000.(16)

10.14	Amendment No. 1 to Mercury Air Group, Inc. 1998 Long-Term Incentive Option Plan as of August 22, 2000.(16)*

10.15	Amendment No. 1 to Mercury Air Group, Inc. 1998 Directors Stock Option Plan as of August 22, 2000.(16)*

10.16	Limited Waiver letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 21, 2001.(18)

10.17	Fifth Amendment to Revolving Credit and Term loan Agreement dated as of September 21, 2001.(18)

10.18	Limited Consent letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 30, 2001.(19)

10.19	Limited waiver and Consent to Revolving Credit and Term Loan Agreement dated as of December 31, 2001.(21)

10.20	2002 Management Stock Purchase Plan.(22)

10.21	Amended and Restated Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Joseph A. Czyzyk.(22)*

10.22	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Wayne J. Lovett.(22)*

10.23	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and John Enticknap. (22)*

10.24	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Mark Coleman.(22)*

10.25	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Steven S. Antonoff. (22)*

10.26	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Robert Schlax.(22)*

10.27	Limited waiver and Consent to Revolving Credit and Term Loan Agreement dated as of June 27, 2002.(24)

10.28	Sale-Leaseback agreement made by and between CFK Realty Partners, LLC and Mercury Air Group, Inc. dated December 15, 2001.(24)

10.29	Amendment to Sale-Leaseback agreement made by and between CFK Realty Partners, LLC and Mercury Air Group, Inc.(24)

10.30	Promissory Note dated July 1, 2004 by CFK Realty Partners, LLC in favor of Mercury Air Group, Inc. (24)

10.31	Limited Waiver and Consent to Revolving Credit and Term Loan Agreement dated as June 27, 2002.(24)

Exhibit
No.	Description

10.32	Amendment No. 1 to Amended and Restated Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Joseph A. Czyzyk.*(24)

10.34	Settlement Agreement dated December 12, 2003 by and among (i) J O Hambro Capital Management Group Limited, (ii) J O Hambro Capital Management Limited, (iii) American Opportunity Trust PLC, (iv) The Trident North Atlantic Fund, and (v) Mercury Air Group, Inc.(29)

10.35	Settlement Agreement by and between: 1) David H. Murdock as trustee of the David H. Murdock Living Trust dated May 28, 1996, as amended, d/b/a Pacific Holding Company and using nominee PCS001 and 2) Mercury Air Group, Inc. dated July 16, 2004. (34)

10.36	Loan Agreement dated as of July 29, 2004 by and among Bank of America N.A, Mercury Air Group, Inc. and certain subsidiaries. (35)

10.37	First Amendment to Loan Agreement by and among Bank of America, N.A., Mercury Air Group, Inc. and certain subsidiaries. (37)

10.38	Letter of Credit and Reimbursement Agreement as of November 1, 2004 between Mercury Air Group, Inc. and Bank of America. (38)

10.39	Amended and Restated Lease entered into as of November 10, 2004 and effective as of July 1, 2004 by and between CFK Realty Partners, LLC. and Mercury Air Group, Inc. (39)

10.40	Amendment No. 2 to Amended and Restated Employment Agreement by and between Mercury Air Group, Inc. and Joseph A. Czyzyk.*(39)

10.41	Agreement entered into on November 10, 2004 and effective on October 28, 2004 by and between Mercury Air Group, Inc. and Dr. Philip J. Fagan. (39)

10.42	Severance Agreement and General and Special Release between Mercury Air Group, Inc., and Robert Schlax entered into on January 17, 2005.(40)

10.43	Second Amendment to Loan Agreement dated January 31, 2005 by and among Bank of America, N.A., Mercury Air Group, Inc. and certain subsidiaries.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

99.1	Amended and Restated Partnership Agreement dated as of July 30, 2004 of CK Partners by and among Frederick H. Kopko, Jr. and Joseph A. Czyzyk. (36)

*	Denotes managements’ contract or compensation plan or arrangement.

(1)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 10, 1993 Annual Meeting of Stockholders and is incorporated herein by reference.

(2)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and are incorporated herein by reference.

(3)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-39044 on Form S-2 and are incorporated herein by reference.

(4)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 2, 1992 Annual Meeting of Stockholders.

(5)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-65085 on Form S-1 and are incorporated herein by reference.

(6)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and are incorporated herein by reference.

(7)	All such documents were previously filed as Exhibits to the Company’s Report on Form 8-K filed September 13, 1996 and are incorporated herein by reference.

(8)	Such document was previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997 and is incorporated herein by reference.

(9)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and are incorporated herein by reference.

(10)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 3, 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

(11)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and are incorporated herein by reference.

(12)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 and are incorporated herein by reference.

(13)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on August 11, 2000 and is incorporated herein by reference.

(14)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and is incorporated herein by reference.

(15)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and are incorporated herein by reference.

(16)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and are incorporated herein by reference.

(17)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and are incorporated herein by reference.

(18)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and are incorporated herein by reference.

(19)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and are incorporated herein by reference.

(20)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the November 7, 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

(21)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and are incorporated herein by reference.

(22)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on June 5, 2002 and is incorporated herein by reference.

(23)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on July 11, 2002 and is incorporated herein by reference.

(24)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and are incorporated herein by reference.

(25)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on December 7, 2002 and is incorporated herein by reference.

(26)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on December 30, 2002 and is incorporated herein by reference.

(27)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and are incorporated herein by reference.

(28)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on October 28, 2003 and is incorporated herein by reference.

(29)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on December 12, 2003 and is incorporated herein by reference.

(30)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 and are incorporated herein by reference.

(31)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2003 and are incorporated herein by reference.

(32)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and are incorporated herein by reference.

(33)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 22, 2004 and dated April 12, 2004 and is incorporated herein by reference.

(34)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on July 16, 2004 and is incorporated herein by reference.

(35)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on July 30, 2004 and is incorporated herein by reference.

(36)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 and are incorporated herein by reference.

(37)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on October 27, 2004 and is incorporated herein by reference.

(38)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on November 1, 2004 and incorporated herein by reference.

(39)	Such document was previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and are incorporated herein by reference.

(40)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on January 17, 2005 and incorporated herein by reference.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY AIR GROUP, INC.
Registrant

/s/ JOSEPH CZYZYK

Joseph Czyzyk
Chief Executive Officer

/s/ KENT ROSENTHAL

Kent Rosenthal
Chief Financial Officer
(Principal Financial Officer)

Date: February 14, 2004