Form 10-Q
period 2005-03-31
MERCURY AIR GROUP INC
filed 2005-05-27
CIK 52532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file no. 1-7134
Mercury Air Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	11-1800515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5456 McConnell Avenue	90066
Los Angeles, CA (Address of principal executive offices)	(Zip Code)
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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Number of Shares Outstanding
Title	as of May 25, 2005

Common Stock, $0.01 Par Value	3,056,355

TABLE OF CONTENTS

		Page

PART I
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
PART II
Item 1.	Legal Proceedings	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Default Upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	32
Item 6.	Exhibits	32
Signatures		38
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
MERCURY AIR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2005	2004

	(Unaudited)
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$275	$4,690
Restricted cash		15,414
Trade accounts receivable, net of allowance for doubtful accounts of $2,808 and $1,556 at March 31, 2005 and June 30, 2004, respectively	59,757	50,974
Inventories	3,330	1,165
Prepaid expenses and other current assets	4,579	5,696
Deferred income taxes	1,451	1,451

TOTAL CURRENT ASSETS	69,392	79,390
PROPERTY, EQUIPMENT AND LEASEHOLDS, net of accumulated depreciation and amortization of $25,531 and $24,836 at March 31, 2005 and June 30, 2004, respectively	7,461	10,349
NOTES RECEIVABLE, net of allowance for doubtful accounts of $921 and $1,025 at March 31, 2005 and June 30, 2004, respectively	1,300	521
DEFERRED INCOME TAXES	611	611
GOODWILL	4,411	4,389
OTHER INTANGIBLE ASSETS, NET	550	700
RESTRICTED CASH	8,450	8,989
OTHER ASSETS, NET	1,127	1,008

TOTAL ASSETS	$93,302	$105,957

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,204	$33,552
Accrued expenses and other current liabilities	8,918	11,825
Current portion of long-term debt	1,178	139

TOTAL CURRENT LIABILITIES	47,300	45,516
LONG-TERM DEBT	20,716	17,790
DEFERRED GAIN	9,474	8,130
OTHER LONG-TERM LIABILITIES	837	669
DEFERRED RENT	628	1,257
MINORITY INTEREST		182

TOTAL LIABILITIES	78,955	73,544
COMMITMENTS AND CONTINGENCIES (Note 4)
MANDATORILY REDEEMABLE PREFERRED STOCK: Series A — $0.01 par value; 1,000,000 shares authorized; 462,627 shares outstanding at March 31, 2005 and June 30, 2004, respectively	478	518
STOCKHOLDERS’ EQUITY:
Preferred stock — $0.01 par value; authorized 2,000,000 shares; no shares outstanding
Common stock — $0.01 par value; authorized 18,000,000 shares; 3,056,355 and 2,954,819 shares outstanding at March 31, 2005 and June 30, 2004, respectively	31	30
Additional paid-in capital	21,443	20,737
Retained earnings (accumulated deficit)	(4,822)	14,596
Accumulated other comprehensive income (loss)	176	(46)
Treasury stock, 12,500 and 24,500 shares at March 31, 2005 and June 30, 2004, respectively	(61)	(120)
Notes receivable from officers	(2,898)	(3,302)

TOTAL STOCKHOLDERS’ EQUITY	13,869	31,895

TOTAL LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$93,302	$105,957

See accompanying notes to consolidated financial statements.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended		Three Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

	(Unaudited)		(Unaudited)
	(Dollars in thousands, except per share data)
Sales and revenues:
Sales	$388,998	$228,195	$142,903	$88,304
Service revenues	48,284	46,795	15,356	15,477

Total sales and revenues	437,282	274,990	158,259	103,781

Costs and expenses:
Cost of sales	378,566	219,871	139,176	85,572
Operating expenses	45,375	45,048	14,897	15,477

Total costs and expenses	423,941	264,919	154,073	101,049

Gross margin (excluding depreciation and amortization)	13,341	10,071	4,186	2,732

Expenses (income):
Selling, general and administrative	11,736	7,838	4,708	2,798
Provision (recovery) for bad debts	1,514	305	1,150	329
Depreciation and amortization	1,855	2,169	601	743
Interest and other expense	1,057	784	286	257
Hambro settlement costs		1,799
Interest and other income	(306)	(272)	(65)	(31)
Asset impairment loss	626

Total expenses (income)	16,482	12,623	6,680	4,096

Loss from continuing operations before minority interest and income taxes	(3,141)	(2,552)	(2,494)	(1,364)
Minority interest	406		(68)

Loss from continuing operations before income taxes	(2,735)	(2,552)	(2,562)	(1,364)
Income tax (benefit) expense	(716)	43	(691)	(196)

Loss from continuing operations, net of taxes	(2,019)	(2,595)	(1,871)	(1,168)
Discontinued operations:
Loss from discontinued operation, net of income tax (benefit) of ($359) and ($108) for the nine months and three months ended March 31, 2005 and 2004, respectively		(1,043)		(651)
Gain on sale of discontinued operations, net of income tax provision of $14	22

Net loss	(1,997)	(3,638)	(1,871)	(1,819)
Accrued preferred stock dividends	29	28	9	9

Net loss applicable to common stockholders	$(2,026)	$(3,666)	$(1,880)	$(1,828)

Income (loss) per common share:
Basic:
From continuing operations, net of taxes	$(0.71)	$(0.84)	$(0.62)	$(0.41)
From discontinued operations, net of taxes		(0.34)		(0.22)
From sale of discontinued operations, net of taxes	0.01

Net loss per share	$(0.70)	$(1.18)	$(0.62)	$(0.63)

Diluted:
From continuing operations, net of taxes	$(0.71)	$(0.84)	$(0.62)	$(0.41)
From discontinued operations, net of taxes		(0.34)		(0.22)
From sale of discontinued operations, net of taxes	0.01

Net loss per share	$(0.70)	$(1.18)	$(0.62)	$(0.63)

See accompanying notes to consolidated financial statements.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,

	2005	2004

	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,997)	$(3,638)
Adjustments to derive cash flow from operating activities:
Provision for bad debts	1,514	421
Depreciation and amortization	1,855	6,405
Deferred income taxes		350
Deferred rent	(304)	(471)
Executive loan amortization	265	290
Minority interest	(182)	2
Other non-cash items	76
Asset impairment loss	626
Hambro settlement costs		1,799
Interest added to senior subordinated note		120
Amortization of senior subordinated note discount		132
Amortization of loan fees included in interest expense		381
Loss on retirement of assets		25
Write-down of note receivable from officer	96	105
Changes in operating assets and liabilities:
Trade and other accounts receivable	(11,095)	(12,622)
Inventories	(2,165)	555
Prepaid expenses and other current assets	259	(3,776)
Accounts payable	3,652	3,682
Accrued expenses and other current liabilities	(3,027)	6,567

Net cash provided by (used in) operating activities	(10,427)	327

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	16,032
Decrease (increase) in other assets	(232)	(202)
Decrease in notes receivable	780	781
Proceeds from sale of property	2	9
Additions to property, equipment and leaseholds	(1,517)	(4,697)

Net cash provided by (used in) investing activities	15,065	(4,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net addition (reduction) of debt instruments	7,485	2,734
Repurchase of common stock	(848)
Payment of dividends	(17,491)
Proceeds from exercise of stock options and warrants	1,687	14

Net cash provided by (used in) financing activities	(9,167)	2,748

Effect of exchange rate changes	114	54

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,415)	(980)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,690	2,802

CASH AND CASH EQUIVALENTS, END OF PERIOD	$275	$1,822

CASH PAID DURING THE PERIOD FOR:
Interest	$633	$5,398
Income taxes	$3,385	$884
      Non-Cash investing and financing activities are excluded from the consolidated statement of cash flows. On November 10, 2004, the Company entered into an amended lease agreement with CFK Realty and amended the terms of the note receivable due from CFK Realty. The Company reduced the note receivable from CFK Realty by $796,000 and reduced the deferred gain on sale of the building by the same amount. See Note 11. During the second quarter of 2005, the Company upgraded its 12.5% ownership interest in a BeechJet 400A aircraft to a 12.5% interest in a Raytheon Hawker 800XP. The Company received a $443,750 trade-in allowance for its 12.5% ownership in the Beechjet.
See accompanying notes to consolidated financial statements.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Common Stock				Notes		Other
			Additional		Receivable		Comprehensive
	Number of		Paid-In	Retained	From	Treasury	Income
	Shares	Amount	Capital	Earnings	Officers	Stock	(Loss)	Total

	(In thousands, except per share data)
Balances, June 30, 2004	2,954,819	$30	$20,737	$14,596	$(3,302)	$(120)	$(46)	$31,895
Comprehensive loss:
Net loss				(1,997)				(1,997)
Foreign currency translation adjustment							222	222

Comprehensive loss								(1,775)
Cash dividend per common share of $5.70 (See Note 13)				(17,421)				(17,421)
Accrual of preferred stock dividends			(30)					(30)
Repurchase of common stock	(150,000)	(2)	(808)		265			(545)
Repurchase of vested executive stock						(38)		(38)
Exercise of options/warrants	279,036	3	1,684					1,687
Write off officer note					139	(43)		96
Retirement of repurchased executive stock	(27,500)		(140)			140

Balances, March 31, 2005	3,056,355	$31	$21,443	$(4,822)	$(2,898)	$(61)	$176	$13,869

See accompanying notes to consolidated financial statements.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
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
      Through April 12, 2004, the Company operated a fourth operating unit, Mercury Air Centers, Inc. (“Air Centers”). Air Centers’ operations consisted of aviation fuel sales, aircraft refueling operations (“into-plane”), aircraft ground support services, aircraft hangar services, aircraft parking (“aircraft tie-down services”) and aircraft maintenance at certain Air Center locations, known as Fixed Based Operations (“FBO’s”). On April 12, 2004 (the “FBO Sale Closing Date”), following stockholder approval, the Company sold all of Air Centers outstanding common stock to Allied Capital Corporation (“Allied”) for $76,349 thousand subject to adjustments for, among other things, Air Centers’ net working capital as of the FBO Sale Closing Date and the distribution of funds from an escrow account established at closing associated with the Air Centers’ Hartsfield International Airport FBO (the “Hartsfield FBO”). The net working capital adjustment was finalized during the second quarter of fiscal 2005. See Note 12 for details. The assets sold through the sale of the stock of Air Centers (the “FBO Sale”) consisted of all of the assets of the Company’s FBO business excluding the Company’s FBO at the Long Beach Airport (“Long Beach”) which the Company has retained and continues to operate under a profit sharing arrangement.
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
      The Company may experience decreases in future sales volume and margins as a result of deterioration in the world economy, or in the aviation industry, and continued conflicts and instability in the Middle East, Asia and Latin America, as well as a result of potential future terrorist activities and possible military retaliation. Through the Company’s first nine months of fiscal 2005, petroleum product prices, including aviation fuel, have either achieved or been close to historical high levels. This sustained price level places additional financial burden on many of the Company’s customers. If the Company’s customers are not able to pass on the higher petroleum product prices to their customers, they may experience financial hardship which may result in the Company experiencing longer collection terms, which will place additional financial burden on the Company, or higher level of uncollectible accounts.

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

Reclassifications
      Certain reclassifications have been made to prior quarter amounts to conform with current quarter presentation.

New Accounting Pronouncements
      On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”). This standard requires companies to expense the value of employee stock options and similar awards. Under SFAS No. 123R, share-based payment (“SBP”) awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. When measuring fair value, companies can choose an option-pricing model (e.g., Black-Scholes or binomial models) that appropriately reflects their specific circumstances and the economics of their transactions. Companies will recognize compensation cost for SBP awards as they vest including the related tax effects. Upon settlement of SBP awards, the tax effects will be recognized in the income statement or additional paid-in capital. Public companies are allowed to select from two alternative transition methods. The effective date for public companies is annual periods beginning after June 15, 2005, and applies to all outstanding and unvested SBP awards at a company’s adoption date. The Company is currently evaluating the potential impact of the adoption of SFAS 123R.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2 — Stock-Based Employee Compensation
      The Company has four stock option plans. As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation”
(“SFAS No. 123”), and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”), the Company measures compensation expense related to employee stock options granted utilizing the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the pro forma effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

	(In thousands, except per share data)
Net loss, as reported	$(1,997)	$(3,638)	$(1,871)	$(1,819)
Add stock-based employee compensation expense included in net loss, net of tax	(68)	185	(164)	62
Less total stock based employee compensation determined under the fair value based method for all awards, net of tax	9	(79)	20	(20)

Pro forma net loss	$(2,056)	$(3,532)	$(2,015)	$(1,777)

Basic net loss per share — as reported	$(0.70)	$(1.18)	$(0.62)	$(0.63)
Basic net loss per share — pro forma	$(0.72)	$(1.14)	$(0.67)	$(0.62)
Diluted net loss per share — as reported	$(0.70)	$(1.18)	$(0.62)	$(0.63)
Diluted net loss per share — pro forma	$(0.72)	$(1.14)	$(0.67)	$(0.62)

Note 3 —	Income Taxes
      Income tax expense has been computed based on the estimated annual effective income tax rate for the respective periods adjusted for significant events that have occurred during the respective periods that are not expected to recur in future periods. The effective income tax rate from continuing operations was 27.0% and 14.3% for the three month periods ended March 31, 2005 and 2004, respectively. The effective income tax rate from continuing operations was 26.2% and 8.0% for the nine month periods ended March 31, 2005 and 2004, respectively.
      The effective income tax rate from continuing operations for the three month and nine month periods ended March 31, 2004 included the results of operations for the Air Centers. The consolidated statements of operations for the three month and nine month periods ended March 31, 2005 were restated to reflect the Air Center results as “Discontinued Operations”. With this restatement, the effective tax rate from continuing operations for the three month and nine month periods ended March 31, 2004 would have been 14.4% (benefit) and 1.7% (expense), respectively, and 14.2% (benefit) and 25.6% (benefit), respectively, for discontinued operations.
      The settlement costs related to J.O. Hambro of $1,799 thousand recognized by the Company in the second quarter of fiscal 2004 is not deductible in the determination of taxable income resulting in a permanent book to tax difference. The difference resulted in an increase in the income tax provision for the three and nine month periods ended March 31, 2004.

Note 4 —	Commitments and Contingencies
      On March 14, 2003 the Company received a Notice of Violation from the United States Environmental Protection Agency (“EPA”) alleging certain deficiencies in the Company’s spill prevention, control and countermeasure plan (“SPCC Plan”) for the Air Centers’ Fort Wayne, Indiana facility (“Ft. Wayne

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Facility”). The Company believes that it has resolved all deficiencies except for alleged deficiencies related to: 1) secondary containment for refueling trucks, and 2) secondary containment for discrete fuel loading areas. Pursuant to an agreement detailed in a letter submitted to the EPA on April 16, 2003, the Company was permitted to suspend modifications to its SPCC Plan regarding the installation of secondary containment for its parked refueling trucks and loading areas, pending resolution of federal regulatory issues associated with SPCC requirements.
      The Stock Purchase Agreement between the Company and Allied dated as of October 28, 2003 regarding the sale of all of the outstanding stock owned by the Company in Air Centers (the “Air Centers’ SPA”), provides that the Company shall be responsible for compliance, for a period of eighteen months subsequent to the FBO Sale Closing Date, for any secondary containment (as the term is defined in the Air Centers’ SPA) required by any applicable governmental authority pursuant to environmental law for extended or overnight fuel truck parking at any FBO comprising the FBO business on the FBO Sale Closing Date.
      Pursuant to a letter dated October 18, 2004 from EPA to the Ft. Wayne facility, EPA demanded the installation of secondary containment at the Ft. Wayne Facility for parked refueling trucks (but not loading areas). While the Company does not believe the SPCC Plan requirements regarding containment are applicable to mobile refueling trucks, it agreed to indemnify Air Centers for the reasonable cost of installation of such containment at the Ft. Wayne Facility in order to avoid further transaction costs. It did not admit that such indemnification was required under the Air Centers SPA or environmental law. The containment was installed in March 2005. The Ft. Wayne Facility’s SPCC Plan is currently being revised and certified to reflect the installation. It will then be submitted to the EPA.
      In the opinion of management, the resolution of this matter, including the installation of any secondary containment at other Air Centers facilities, is not expected to have a material effect on the Company’s results of operations, cash flow or financial position.
      On November 26, 2003, Signature Flight Support Corporation filed a complaint against Air Centers and Allied alleging: 1) breach of contract against Mercury Air Centers; 2) tortious interference with contract against Allied; 3) tortious interference with prospective economic advantage against Allied; and 4) unfair business practices against Mercury and Allied. The Company has agreed to indemnify Allied and its affiliates (including, without limitation, Air Centers after the closing of the FBO sale), directors, officers, agents, employees and controlling persons from any liability, obligation, losses or expenses to which Allied may become subject as a result of the complaint. On January 25, 2005 the United States District Court for the Central District of California entered an order granting in part and denying in part Mercury Air Group’s motion for Summary Judgment or alternatively partial summary judgment and an order granting Allied Capital Corporation’s motion for Summary Judgment. Under this order Allied Capital was completely removed from the case and was granted all relief requested. In regards to Mercury Air Group, Inc. the court found that there was a genuine issue of material fact as to whether or not Signature was entitled to its due diligence expenses. Subsequently the parties stipulated that Signature’s recoverable damages in the event Signature subsequently proves the existence of a binding contract and a material breach by Mercury are to be $160,000. Signature has given notice of appeal in this case. On April 18, 2005 in the companion case between the parties and others filed in the Superior Court of the State of California for the County of Los Angeles the parties entered into a Joint Stipulation Continuing Case Management Conference which continued all matters in the cause of action until after the next Case Management Conference which was reset until May 26, 2005 with Case Management Statements to be filed on May 19, 2005 to allow the parties to discuss a global settlement. On May 18, 2005 the parties filed a further stipulation continuing the Case Management Conference until July 27, 2005 and the filing of the Case Management Statements until July 20, 2005. On May 18, 2005 the parties filed a further stipulation continuing the Case Management Conference until July 27, 2005 and the filing of the Case Management Statements until July 20, 2005. The Company believes these allegations have no merit and will also be vigorously disputed and defended. In the opinion of

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
management, the ultimate resolution of these complaints will not have a material effect on the Company’s consolidated financial statements but the cost of litigation has had a material impact on the results for the third quarter of fiscal year 2005.
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
      On April 28, 2005 notice of a complaint being filed in the United States District Court of the Southern District of Illinois by Mr. Lambert against BP Products, et al and Maytag Aircraft Corporation was received. The original complaint had been amended to include Maytag Aircraft Corporation as a named defendant which includes a number of jet fuel retailers. Plaintiff alleges that the defendants caused him personal injury and other damage as a result of his exposure to jet fuel products while in the Marines. This matter is currently under investigation, however, Mercury does not believe this matter will have a significant impact on its financial position or operating results.
      On May 2, 2005 notice of action against Mercury Air Cargo, Inc. filed in the Superior Court of Los Angeles County for an accident which occurred on May 6, 2003 was received. Plaintiff claims that her heel was run over by a fork lift while she was working as a government inspector. The Company is investigating the matter. The matter has been turned over to Mercury’s insurance company and insurance counsel for handling. However, the Company does not believe that this matter will have a significant impact on its financial position or operating results.
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
      Restricted cash consists of cash held for specific purposes and not available for general use by the Company. Restricted cash as of March 31,2005 is comprised of: 1) $95 thousand on deposit with Wells Fargo Foothill as reserve for outstanding letters of credit fees; and 2) $8,355 thousand for an escrow account established on the FBO Sale Closing Date associated with the Hartsfield FBO (the “Harstfield Escrow Account”). The funds held in the Hartsfield Escrow Account are to be distributed to either one or both of the Company and Allied over a period not to exceed five years from the FBO Sale Closing Date dependent upon the award of a new lease at the Hartsfield International Airport in Atlanta for a new FBO. Dependent upon the effective date of the new lease and the terms and conditions of the new lease, the Company may be entitled to all, some or none of the amount deposited into the Hartsfield Escrow Account at closing.
      On October 11, 2004, the city of Atlanta notified Air Centers that it planned on entering into lease negotiations with a different company for the FBO at the Hartsfield International Airport under the then existing RFP process. On November 22, 2004, Air Centers was notified by the airport authority that the matter would be re-bid. The re-bid process is currently underway. If a new FBO lease at the Hartsfield International Airport is not awarded to Air Centers, the amount remaining undistributed in the Hartsfield Escrow Account on the date that Air Centers ceases operating the Hartsfield FBO will be distributed to Allied. The first installment of $1,654 thousand was received on April 12, 2005.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Debt
      On July 29, 2004, the Company and Bank of America, N.A. (“Bank of America”) entered into a three-year $30,000 thousand revolving line of credit (the “B of A Credit Facility”) collateralized by all of the assets of the Company, the terms of which were amended by the First Amendment to the Loan Agreement effective November 1, 2004 (the “First Amendment”), by the Second Amendment to the Loan Agreement effective January 31, 2005 (the “Second Amendment) and by the Third Amendment to the Loan Agreement effective April 6, 2005 (the “Third Amendment”). The loan agreement, as amended, will expire on July 31, 2007, or earlier under certain conditions. Upon the effective date of the B of A Credit Facility, $15,414 thousand of cash deposited by the Company as collateral for outstanding letters of credit and reported as restricted cash on the Company’s balance sheet at June 30, 2004 was released to the Company for general corporate purposes. In accordance with the terms of the loan agreement, as amended, the revolving line of credit is used as collateral for any letter of credit issued by the Company and for general working capital needs. The amount of credit available to the Company on the B of A Credit Facility, as amended, is determined monthly and is equal to the lesser of 80% of the balance due on Domestic Eligible Receivables, and 2) $30,000 thousand. The B of A Credit Facility, as amended, contains certain financial covenants limiting the amount the Company can expend annually for capital expenditures to $2,000 thousand. The B of A Credit Facility, as amended, also prohibits the repurchase of stock and the payment of cash dividends, except for cash dividends in an amount not to exceed $17,500 thousand by June 30, 2005, and stock purchases in an amount not to exceed $1,000 thousand by June 30, 2005. The Company paid a cash dividend of $17,500 thousand on November 5, 2004. The Company is also required to maintain certain financial targets for tangible net worth and fixed charges. As of March 31, 2005, the Company was not in compliance with the tangible net worth and fixed charges financial targets. A waiver was received from Bank of America.
      On November 2, 2004, the Company requested and received a cash advance on the B of A Credit Facility in the amount of $10,000 thousand. The funds received as a cash advance were used to fund the one-time special cash dividend and to meet on-going working capital requirements. As of March 31, 2005, the Company’s borrowing under the revolving credit line was $7,500 thousand.
      As of March 31, 2005, the Company had $30,000 thousand of revolving credit line available under the B of A Credit Facility, of which $15,456 thousand was reserved for issued and outstanding letters of credit and $7,044 thousand was available and undrawn.
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
      Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares and dilutive common stock equivalents. Common stock equivalents include stock options and shares resulting from the assumed conversion of subordinated debentures, when dilutive. Nonqualified stock options totaling approximately 426 thousand and 558 thousand for the third quarter of 2005 and 2004, respectively, and options totaling approximately 498 thousand and 564 thousand for the nine months ended March 31, 2005 and March 31, 2004, respectively, were excluded from the calculation of diluted net income per common share because they were anti-dilutive.

	Nine Months Ended March 31,				Three Months Ended March 31,

	2005		2004		2005		2004

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

	(In thousands, except number of shares and per share data)
Weighted average number of common shares outstanding during the period	2,900,631	2,900,631	3,113,858	3,113,858	3,028,063	3,028,063	2,895,472	2,895,472
Loss from continuing operations, net of taxes	$(2,019)	$(2,019)	$(2,595)	$(2,595)	$(1,871)	$(1,871)	$(1,168)	$(1,168)
Preferred stock dividends	(29)	(29)	(28)	(28)	(9)	(9)	(9)	(9)
Loss from discontinued operations, net of taxes			(1,043)	(1,043)			(651)	(651)
Gain on sale of discontinued operations, net of taxes	22	22

Adjusted net loss applicable to common stockholders	$(2,026)	$(2,026)	$(3,666)	$(3,666)	$(1,880)	$(1,880)	$(1,828)	$(1,828)

Income (loss) per share:
From continuing operations, net of taxes	$(0.71)	$(0.71)	$(0.84)	$(0.84)	$(0.62)	$(0.62)	$(0.41)	$(0.41)
From discontinued operations, net of taxes			(0.34)	(0.34)			(0.22)	(0.22)
From sale of discontinued operations, net of taxes	0.01	0.01

Net loss per share	$(0.70)	$(0.70)	$(1.18)	$(1.18)	$(0.62)	$(0.62)	$(0.63)	$(0.63)

Note 9 —	Segment Reporting
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
      The Company operates and reports its activities through three principal units: MercFuel, Air Cargo and Maytag. Air Centers was sold on April 12, 2004. As a result, Air Centers’ historical operating results have been reclassified as discontinued operations. The segment data included below have been restated to exclude amounts related to Air Centers.

					Total
				Corporate	Continuing
	MercFuel	Air Cargo	Maytag	and Other	Operations

	(In thousands)
Quarter Ended March 31, 2005
Revenues	$142,730	$10,000	$5,322	$207	$158,259
Gross margin	2,410	589	1,303	(116)	4,186
Depreciation and amortization	130	383	52	36	601
Capital expenditures	2	16	12	362	392
Goodwill		1,274	3,137		4,411
Segment assets	53,297	11,575	8,912	19,518	93,302
Quarter Ended March 31, 2004
Revenues	$88,305	$9,729	$5,747		$103,781
Gross margin	1,506	60	1,166		2,732
Depreciation and amortization	118	484	89	$52	743
Capital expenditures	6	9	37	7	59
Goodwill		1,252	3,137		4,389
Segment assets	36,899	16,458	10,337	20,717	84,411
Nine Months Ended March 31, 2005
Revenues	$388,501	$32,578	$15,665	$538	$437,282
Gross margin	6,601	3,348	3,832	(440)	13,341
Depreciation and amortization	388	1,163	186	$118	1,855
Capital expenditures	979	96	13	429	1,517
Goodwill		1,274	3,137		4,411
Segment assets	53,297	11,575	8,912	19,518	93,302
Nine Months Ended March 31, 2004
Revenues	$228,195	$29,306	$17,489		$274,990
Gross margin	4,806	1,356	3,909		10,071
Depreciation and amortization	352	1,401	249	$167	2,169
Capital expenditures	645	47	143	28	863
Goodwill		1,252	3,137		4,389
Segment assets	36,899	16,458	10,337	20,717	84,411
      Gross margin is used as the measure of profit and loss for segment reporting purposes as it is viewed by key decision makers as the principal operating indicator in measuring segment profitability. The key decision makers also view bad debt expense as an important measure of profit and loss. The predominant component of bad debt expense relates to MercFuel. Bad debt expense for MercFuel was approximately $1,153,000 and $293,000 for the quarters ended March 31, 2005 and 2004, respectively; total bad debt expense was $1,150,000 and $329,000 in the quarters ended March 31, 2005 and 2004, respectively. Bad debt expense for MercFuel

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
was approximately $1,453,000 and $113,000 for the nine month periods ended March 31, 2005 and 2004, respectively; total bad debt expense was $1,514,000 and $305,000 for the nine month periods ended March 31, 2005 and 2004, respectively. The second quarter of 2004 included a bad debt benefit of $329,000 at MercFuel. One of MercFuel’s foreign customers has entered into a reorganization proceeding, similar to Chapter 11 of the United States Bankruptcy Code, and continues to operate on a prepay basis with the Company. At the time of filing, approximately $1,446,000 was owed to the Company. The increase in bad debt expense for the quarter ended March 31, 2005 included an additional $1,000,000 expense to fully reserve this receivable.

Note 10 —	Comprehensive Income (Loss)
      Comprehensive income (loss) is summarized as follows:

	Nine Months Ended		Three Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

	(In thousands)
Net loss	$(1,997)	$(3,638)	$(1,871)	$(1,819)
Foreign currency translation adjustment	222	92	(17)	(56)

Comprehensive loss	$(1,775)	$(3,546)	$(1,888)	$(1,875)

Note 11 —	Related Party Transactions
      CFK Partners was a partnership consisting of three of the Company’s directors, one of whom also serves as the Company’s Chief Executive Officer, another who served as Chairman of the Board of Directors and the third who serves as a director and is the Company’s primary outside legal counsel. In July 2004, after the retirement of Dr. Fagan as the Company’s Chairman of the Board of Directors, Dr. Fagan withdrew as a member of CFK Partners. The remaining members of CFK Partners, now known as CK Partners, are the Company’s Chief Executive Officer and Frederick H. Kopko, Jr., a member of the Company’s Board of Directors. As of March 31, 2005, CK Partners owned approximately 43% of the Company’s outstanding common stock.
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
      The Company uses the services of the legal firm McBreen and Kopko (the “Firm”) for various general corporate legal matters. Mr. Frederick H. Kopko, Jr., a partner of the Firm, is a member of the Company’s Board of Directors and is a member of CK Partners. For the nine month periods ended March 31, 2005 and 2004, the Company paid the Firm $749 thousand and $679 thousand, respectively, for legal services rendered by the Firm. For the three month periods ended March 31, 2005 and 2004, the Company paid the Firm $275 thousand and $198 thousand, respectively, for legal services rendered by the Firm.

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
      In addition to the final payment associated with the Closing Working Capital, Allied and Air Centers agreed to assign to the Company all of Air Centers’ rights, title and interest to Air Centers’ pre-petition claims associated with Hawaiian Airlines in the amount of $329 thousand. The Company has written-off the entire receivable. Hawaiian Airlines, a customer of both the Company and Air Centers, filed for bankruptcy protection under Chapter 11, Title 11 of the United States Bankruptcy Code on March 21, 2003.
      The Company reported a gain on the sale of discontinued operations, net of income taxes of $14 thousand, of $22 thousand in the second quarter of fiscal 2005.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following are the results of operations of Air Centers for the nine month and three month periods ended March 31, 2004:

	Nine Months Ended	Three Months Ended

	March 31, 2004

	(In thousands)
Total sales and revenue	$69,687	$23,704
Gross margin	$8,392	$2,104
Loss before income tax benefit	$(1,402)	$(759)
Income tax expense (benefit)	(359)	$(108)

Net loss	$(1,043)	$(651)

Note 13 —	Cash Dividend
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
Note 14 — Purchase Commitments
      On January 14, 2005, the Company was notified that its Maytag subsidiary was awarded a contract modification on an existing government contract. The term of agreement is through September 30, 2008. As part of the contract, the Company is committed to provide equipment totaling approximately $1,338 thousand.

Note 15 —	Subsequent Events
      On April 6, 2005, Mercury Air Group, Inc. (the “Company”) and Bank of America, N.A. (the “Lender”) executed the Third Amendment to Loan Agreement (the “Third Amendment”) that amends certain terms and conditions to the Loan Agreement dated as of July 29, 2004 between the Company and the Lender, as previously amended. The Loan Agreement, as amended by the Third Amendment, will expire on July 31, 2007, or earlier under certain conditions, and provides for cash advances and letters of credit up to the lesser of $30,000,000 or the Borrowing Base (the “Credit Facility”). The Borrowing Base, as defined in the Credit Facility, as amended by the Third Amendment, is determined monthly and will be equal to 80% of the balance due on Domestic Acceptable Receivables. The Credit Facility, as amended, continues to bear interest equal to the Bank’s Prime Rate.
      The Credit Facility, as amended, continues to contain certain financial covenants limiting the amount the Company can expend annually for capital expenditures to $2,000 thousand. The Credit Facility, as amended, also continues to prohibit the repurchase of stock and the payment of cash dividends, except for cash dividends in an amount not to exceed $17,500 thousand, which amount was expended in November 2004, and repurchases of stock in an amount not to exceed $1,000 thousand, by June 30, 2005. The Company will also continue to be required to maintain certain financial targets for tangible net worth and fixed charges. As of March 31, 2005, the Company was not in compliance with the tangible net worth and fixed charges financial targets. A waiver was received from Bank of America.

MERCURY AIR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On April 1, 2005, the Company filed a preliminary proxy with the SEC pursuant to the resolution passed by the Board of Directors on March 22, 2005 to amend its certificate of incorporation, which, if approved by Mercury’s stockholders, would result in a one-for-501 reverse stock split of Mercury’s common stock followed by a 501-for-one forward stock split. See Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion on this matter.
      On the 17th day of May, 2005 the law firm of Diamond McCarthy filed suit in the 215th District Court of Harris County, Texas against Mercury Air Group, Inc. and Mercury Air Centers, Inc for damages in the amount of $627,557.50 plus cost of court and attorney fees arising out of a fee dispute in the Signature case (See Litigation Proceedings for a description of the Signature matter). The Company is in the process of evaluating its response in this matter. While no litigation has been filed, the Company is also disputing legal bills from the firms of Bingham McCutchen in the amount of $436,489 and Sheppard Mullin in the amount of $712,875 also arising out of the Signature matter. As of March 31, 2005, these amounts were fully accrued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Overview — Mercury Air Group, Inc. (the “Company”), a Delaware corporation, was organized in 1956 and provides a broad range of services to the aviation industry through three principal operating units which are all wholly owned subsidiaries of the Company: MercFuel, Inc. (“MercFuel”), a Delaware corporation, Mercury Air Cargo, Inc. (“Air Cargo”), a California corporation, and Maytag Aircraft Corporation (“Maytag”), a Colorado corporation. MercFuel’s operations consist of the sale and delivery of fuel, primarily aviation fuel, to domestic and international commercial airlines, fractional jet ownership companies, corporate aviation fleets and air cargo companies. Air Cargo’s operations consist of cargo handling, the sale of cargo capacity on other airlines (“Cargo Space Logistics”), and general cargo sales agent services. Maytag is a provider of governmental contract services performing aircraft refueling and fuel storage operations, base operations support (“BOS”) services, air terminal and ground handling services and weather observation and forecasting services primarily for agencies of the government of the United States of America. The assets sold through the sale of the stock of Air Centers (the “FBO Sale”) consisted of all of the assets of the Company’s FBO business excluding the Company’s FBO at the Long Beach Airport (“Long Beach”) which the Company has retained and continues to operate under a profit sharing arrangement.
      As used in this Quarterly Report on Form 10-Q, the term “Company” or “Mercury” refers to Mercury Air Group, Inc. and, unless the context otherwise requires, its subsidiaries. The Company’s principal executive offices are located at 5456 McConnell Avenue, Los Angeles, California, 90066 and its telephone number is (310) 827-2737.
      Forward-Looking Statements — This Quarterly Report on Form 10-Q and the information incorporated by reference in it includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the expected financial position and operating results, business strategy, financing plans and forecasted demographic and economic trends relating to the industry are forward-looking statements. These statements can sometimes be identified by the use of forward-looking words such as “may”, “will”, “anticipate”, “estimate”, “expect” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. The Company cannot promise you that the expectations in such forward-looking statements will turn out correct. Factors that impact such forward-looking statements include, but are not limited to, quarterly fluctuations in results; the management of growth; fluctuations in world oil prices, interest rates or foreign currency; changes in political, economic, regulatory or environmental conditions; the loss of key customers, suppliers or members of senior management; uninsured losses; competition; credit risk associated with accounts receivable; Sarbanes-Oxley Act Section 404 compliance costs, and other risks detailed in this Quarterly Report on Form 10-Q and in any other Securities and Exchange Commission filings. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
      On March 22, 2005, the Company announced that a Special Committee of independent directors of its Board of Directors recommended and the full Board of Directors approved an amendment to its certificate of incorporation, which, if approved by Mercury’s stockholders, would result in a one-for-501 reverse stock split of Mercury’s common stock followed by a 501-for-one forward stock split. Stockholders whose shares are converted into less than one share in the reverse split because they have fewer than 501 shares at the effective date of the reverse split would receive a cash payment from Mercury of $4.00 for each share of common stock that they held immediately prior to the reverse stock split. Stockholders who own 501 or more shares before the reverse stock split would not be affected by the transaction. The reverse/forward stock split is subject to the approval of Mercury’s stockholders. The Board would also have the discretion if and when to affect the transaction and reserves the right to abandon the transaction even if it is approved by Mercury’s stockholders.
      If the reverse/forward split is effected, Mercury would likely have fewer than 300 stockholders of record. If that is the case, Mercury would deregister its common stock under the Securities Exchange Act of 1934, Mercury’s common stock would no longer be traded on the American Stock Exchange, Mercury would no longer be required to file periodic reports with the Securities and Exchange Commission, and Mercury would no longer be required to comply with certain regulatory and reporting requirements of Sarbanes-Oxley, including Section 404. Mercury’s future operating results and financial condition could be adversely affected in the event Mercury remains subject to these requirements of Sarbanes-Oxley. See discussion under “Government Regulation” below.
      Management believes its current capital structure and resources are adequate for current operations and, subject to the approvals and the occurrence of the other conditions referred to in the preceding paragraph, to permit the Company to effect the contemplated reverse stock split, although the cost of the reverse stock split is expected to be approximately $1.1 million. Interest rate increases or limited capital availability due to higher working capital requirements could limit capital spending or the working capital necessary to take advantage of other opportunities.
      Government Regulation — The Company is subject to the regulatory and reporting requirements of the Sarbanes-Oxley Act of 2002. Management anticipates that current and future compliance with the provisions under the Section 404 of the Act regarding annual certification of internal controls by management and attestation by the Company’s independent auditors will result in significant increases in consulting, audit and legal fees and overhead expenses related to software, documentation, testing, remediation, system enhancements, hiring new personnel and administrative time. The total cost of the Company’s compliance with the requirements of the Sarbanes-Oxley Act is uncertain, although the most costly provisions will be related to the Company’s first Section 404 compliance year ending June 30, 2007. However, management estimates such compliance costs could exceed $2.5 million through the year ending June 30, 2007. Management further believes that significant, additional costs will be incurred for each succeeding year thereafter. Such compliance cost estimates are incremental to current general and administrative expenses and do not include the opportunity costs associated with the time and effort of current employees and management, which is expected to be significant.
      Results of Operations — Comparison of the three month periods ended March 31, 2005 and March 31, 2004 and comparison of the nine month periods ended March 31, 2005 and March 31, 2004.
      The following tables set forth, for the periods indicated, the revenues and gross margin for each of the Company’s three operating units included in continuing operations, as well as selected other financial statement data.

	Nine Months Ended March 31,				Three Months Ended March 31,
($ in thousands)
	2005		2004		2005		2004

		% of Total		% of Total		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

				($ in thousands)
Revenues:
MercFuel	$388,501	88.8%	$228,195	83.0%	$142,730	90.2%	$88,305	85.1%
Air Cargo	32,578	7.5	29,306	10.6	10,000	6.3	9,729	9.4
Maytag	15,665	3.6	17,489	6.4	5,322	3.4	5,747	5.5
Other	538	0.1			207	0.1

Total revenues	$437,282	100.0%	$274,990	100.0%	$158,259	100.0%	$103,781	100.0%

		% of Unit		% of Unit		% of Unit		% of Unit
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Gross margin(1):
MercFuel	$6,601	1.7%	$4,806	2.1%	$2,410	1.7%	$1,506	1.7%
Air Cargo	3,348	10.3	1,356	4.6	589	5.9	60	0.6
Maytag	3,832	24.5	3,909	22.4	1,303	24.5	1,166	20.3
Other	(440)	(81.8)			(116)	(56.0)

Total gross margin	$13,341	3.1%	$10,071	3.7%	$4,186	2.6%	$2,732	2.6%

	Nine Months Ended March 31,				Three Months Ended March 31,

	2005		2004		2005		2004

		% of Total		% of Total		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Expenses (Income):
Selling, general and administrative expenses	$11,736	2.7%	$7,838	2.9%	$4,708	3.0%	$2,798	2.7%
Provision for bad debts	1,514	0.4	305	0.1	1,150	0.7	329	0.3
Depreciation and amortization	1,855	0.4	2,169	0.8	601	0.4	743	0.7
Interest expense and other	751	0.2	512	0.2	221	0.1	226	0.2
Hambro settlement costs			1,799	0.6
Asset impairment loss	626	0.1

Total expenses (income)	16,482	3.8	12,623	4.6	6,680	4.2	4,096	3.9

Loss from continuing operations before minority interest and income tax expense	(3,141)	(0.7)	(2,552)	(0.9)	(2,494)	(1.6)	(1,364)	(1.3)
Minority interest	406				(68)

Loss from continuing operations before income tax benefit	(2,735)	(0.7)	(2,552)	(0.9)	(2,562)	(1.6)	(1,364)	(1.3)
Income tax benefit	(716)	(0.2)	43	(0.0)	(691)	(0.4)	(196)	(0.2)

Loss from continuing operations	(2,019)	(0.5)	(2,595)	(0.9)	(1,871)	(1.2)	(1,168)	(1.1)
Loss from discontinued operations, net of taxes			(1,043)	(0.4)			(651)	(0.7)
Gain on sale of discontinued operations, net of taxes	22

Net loss	$(1,997)	(0.5)%	$(3,638)	(1.3)%	$(1,871)	(1.2)%	$(1,819)	(1.8)%

(1)	Gross margin as used here and throughout Management’s Discussion includes certain selling, general and administrative costs which are charged directly to the operating units, but excludes depreciation and amortization expenses and selling, general and administrative expenses.
Three Months Ended March 31, 2005 Compared to March 31, 2004
      The Company reported a loss from continuing operations of $1,871 thousand or $0.62 per basic and diluted share in the third quarter of fiscal 2005, as compared to a loss from continuing operations reported for the same period last year of $1,168 thousand, or $0.41 per basic and diluted share. For the third quarter of fiscal 2005, the Company reported a net loss of $1,871 thousand, or $0.62 per basic and diluted share. For the third quarter of fiscal 2004, the Company reported a net loss of $1,819 thousand, or $0.63 per basic and diluted share, which included a loss from discontinued operations of $651 thousand, or $0.22 per basic and diluted share. Revenue from continuing operations for the Company in the third quarter of fiscal 2005 was $158,259 thousand, which increased by $54,478 thousand or 52.5% from revenue from continuing operations of $103,781 thousand reported for the third quarter of fiscal 2004. Gross margin from continuing operations increased by $1,454 thousand or 53.2% to $4,186 thousand in the third quarter of fiscal 2005 from $2,732 thousand reported in the third quarter of fiscal 2004.
      MercFuel, the Company’s aviation fuel sales business, generated revenue of $142,730 thousand in the third quarter of fiscal 2005 on sales volume of 84,622 thousand gallons, as compared to revenue of $88,305 thousand on sales volume of 72,393 thousand gallons in the third quarter of fiscal 2004. The following is a comparison of MercFuel’s sales information for the third quarter of fiscal 2005 and 2004, respectively:

	Three Months Ended
	March 31,

	2005	2004

Commercial Sales
Revenue ($000)	$106,143	$66,871
Volume (thousand gallons)	70,134	60,643
Corporate Aviation/ Fractional Jet
Revenue ($000)	$36,587	$21,434
Volume (thousand gallons)	14,488	11,750
MercFuel Total
Revenue ($000)	$142,730	$88,305
Volume (thousand gallons)	84,622	72,393
Gross margin ($000)	$2,410	$1,506
      Revenue for MercFuel’s commercial segment increased $39,272 thousand in the third quarter of fiscal 2005 to $106,143 thousand on sales volume of 70,134 thousand gallons. The increased revenue for the commercial segment is due to higher average petroleum product prices resulting from concerns of oil supply disruptions due to general tension in the Middle East, from production control by OPEC and from increased worldwide demand for petroleum products due to an improving worldwide economy. MercFuel’s commercial segment’s average sales price in the third quarter of fiscal 2005 increased 37.2% over the third quarter of fiscal 2004’s average sales price. The increased average sales price in the third quarter of fiscal 2005, as compared to the third quarter of fiscal 2004, represents increased revenue of approximately $28,806 thousand. MercFuel’s commercial sales volume increased in the third quarter of fiscal 2005 to 70,134 thousand gallons, an increase of 9,491 thousand gallons, or 15.7%, from MercFuel’s third quarter of fiscal 2004’s commercial sales volume of 60,643 thousand gallons. The increased sales volume in the third quarter of fiscal 2005, as compared to the third quarter of fiscal 2004, represents increased revenue of approximately $10,466 thousand.
      Revenue for MercFuel’s corporate/fractional jet ownership segment was $36,587 thousand on sales volume of 14,488 thousand gallons in the third quarter of fiscal 2005, an increase of $15,153 thousand, or 70.7%, and 2,738 thousand gallons, or 23.3%, from the third quarter of fiscal 2004’s revenue of $21,434 thousand on sales volume of 11,750 thousand gallons. The increase in sales revenue is due to the increase in worldwide petroleum product prices, increased use of private aircraft for both business and personal travel and MercFuel’s strategic focus on this business segment. The average sales price for aviation jet fuel in the corporate/fractional jet ownership segment in the third quarter of fiscal 2005 increased 38.5% as compared to the third quarter of fiscal 2004 equating to increased revenue of approximately $10,158 thousand. The increased sales volume equates to an increase in revenue of approximately $4,995 thousand.
      MercFuel’s cost of aviation fuel was $139,018 thousand in the third quarter of fiscal 2005 which represents an increase of 62.5% from MercFuel’s cost of aviation fuel in the third quarter of fiscal 2004 of $85,572 thousand. The average cost of aviation fuel per gallon increased 39.0% in the third quarter of fiscal 2005 to $1.643 per gallon. The increase in the average cost of aviation fuel per gallon equates to an increase in the cost of aviation fuel of $38,989 thousand. The increase in the volume of aviation fuel purchased resulted in an increase in the cost of aviation fuel of $14,455 thousand. MercFuel’s operating expenses, excluding the cost of aviation fuel, were $1,302 thousand in the third quarter of fiscal 2005, an increase of $75 thousand from the third quarter of fiscal 2004’s operating expense excluding aviation fuel cost of $1,227 thousand.

      Air Cargo’s revenue was $10,000 thousand in the third quarter of fiscal 2005, an increase of $271 thousand, or 2.8%, from the third quarter of fiscal 2004 revenue of $9,729 thousand resulting in gross margin of $589 thousand in the third quarter of fiscal 2005, an increase of $529 thousand from last year’s gross margin of $60 thousand.

	Three Months Ended
	March 31,

	2005	2004

Revenue ($000)
Cargo handling	$6,895	$6,124
Cargo logistics services	1,863	2,470
Cargo general sales agent services	1,242	1,135

Air Cargo total	$10,000	$9,729

Gross margin ($000)
Cargo handling	$522	$63
Cargo logistics services	464	489
Cargo general sales agent services	39	(73)
Cargo administrative	(436)	(419)

Air Cargo total	$589	$60

      The cargo handling unit reported revenue of $6,895 thousand in the third quarter of fiscal 2005, an increase of $771 thousand, or 12.6%, from the third quarter of fiscal 2004 revenue of $6,124 thousand. Cargo handling’s gross margin in the third quarter of fiscal 2005 was $522 thousand, an increase of $459 thousand from the third quarter of fiscal 2004 gross margin of $63 thousand. The improved results are mainly due to increased cargo handling volume as a result of an improved worldwide economy and Air Cargo’s focus on process improvements and cost control.
      The cargo logistics services unit reported revenue of $1,863 thousand in the third quarter of fiscal 2005, a decrease of $607 thousand from the third quarter of fiscal 2004 revenue of $2,470 thousand. The decreased revenue in the third quarter of fiscal 2005 is mainly due to decreased business activity associated with Air Cargo’s Mercury World Cargo (“MWC”) operation. Cargo logistics services unit’s gross margin in the third quarter of fiscal 2005 decreased $25 thousand from the third quarter of fiscal 2004 to $464 thousand. The decreased gross margin is due to the lower business activity associated with various airline management contracts.
      The cargo general sales agent (GSA) services unit reported revenue of $1,242 thousand in the third quarter of fiscal 2005, an increase of $107 thousand from the third quarter of fiscal 2004 revenue of $1,135 thousand. The GSA services’ gross margin in the third quarter of fiscal 2005 was $39 thousand, an increase of $112 thousand from the third quarter of fiscal 2004 loss of $73 thousand. The increase in GSA’s gross margin is due to Air Cargo’s focus on cost control and high yield business opportunities.
      Air Cargo’s administrative expenses in the third quarter of fiscal 2005 were $436 thousand, an increase of $17 thousand from the third quarter of fiscal 2004 expenses of $419 thousand.
      Maytag reported revenue of $5,322 thousand in the third quarter of fiscal 2005, a reduction of $425 thousand from the third quarter of fiscal 2004 revenue of $5,747 thousand. Maytag’s third quarter of fiscal

2005 gross margin was $1,303 thousand, an increase of $137 thousand from the third quarter of fiscal 2004 gross margin of $1,166 thousand.

	Three Months Ended
	March 31,

	2005	2004

Revenue ($000)
Refueling	$1,555	$2,056
Air Terminal	2,402	1,906
BOS	1,066	1,495
Weather Data	293	281
Other	6	9

Total Maytag	$5,322	$5,747

      The decrease in Maytag’s revenue is due to the non-renewal of one refueling contract in the first quarter of fiscal 2005 and the non-renewal of one refueling contract and one BOS contract during fiscal 2004. The increase of Maytag’s gross margin in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004 is due to a contract modification.
      Bad debt expense for continuing operations in the third quarter of fiscal 2005 totaled $1,150 thousand, as compared to $329 thousand in the third quarter of fiscal 2004. One of MercFuels’ foreign customers has entered into a reorganization proceeding, similar to Chapter 11 of the United States Bankruptcy Code, and continues to operate on a prepay basis with the company. At the time of filing, approximately $1,446 thousand was owed to the Company. The increase in bad debt expense for the quarter ended March 31, 2005 included an additional $1,000 thousand expense to fully reserve this receivable.
      Selling, general and administrative (“G&A”) expenses in the third quarter of fiscal 2005 amounted to $4,708 thousand, an increase of $1,910 thousand or 68.3% from the third quarter of fiscal 2004 expenses of $2,798 thousand. The increase in G&A expenses is mainly due to increased legal expenses from outside independent legal counsel in connection with the Signature lawsuit (see Note 4 — Commitments and Contingencies). The Company expects that certain G&A expenses will significantly increase in fiscal 2005 as compared to fiscal 2004 as the Company incurs increased legal fees associated with the Signature lawsuit.
      Depreciation and amortization expense from continuing operations was $601 thousand in the current period as compared to $743 thousand last year.
      Interest and other expense in the current period was $221 thousand, a decrease of $5 thousand from last year’s interest and other expense of $226 thousand.
      The effective income tax rate in the third quarter of fiscal year 2005 was 27.0% compared to 14.3% in the same period last year.
      The Company may experience decreases in future sales volume and margins as a result of deterioration in the world economy, or in the aviation industry, and continued conflicts and instability in the Middle East, Asia and Latin America, as well as a result of potential future terrorist activities and possible military retaliation. Through the Company’s third quarter of fiscal 2005, petroleum product prices, including aviation fuel, have either achieved or been close to historical high levels. This sustained price level places additional financial burden on many of the Company’s customers. If the Company’s customers are not able to pass on the higher petroleum product prices to its customers, they may experience financial hardship which may result in the Company experiencing longer collection terms, which will place additional financial burden on the Company, or higher levels of uncollectible accounts.
Nine Months Ended March 31, 2005 Compared to March 31, 2004
      The Company reported a loss from continuing operations of $2,019 thousand or $0.71 per basic and diluted share in the first nine months of fiscal 2005, as compared to a loss reported for the same period last year of $2,595 thousand, or $0.84 per basic and diluted share. For the first nine months of fiscal 2005, the

Company reported a net loss of $1,997 thousand, or $0.70 per basic and diluted share, which included a gain on sale of discontinued operations, net of taxes, of $22 thousand, or $0.01 per basic and diluted share. For the first nine months of fiscal 2004, the Company reported a net loss of $3,638 thousand, or $1.18 per basic and diluted share, which included a loss from discontinued operations, net of taxes, of $1,043 thousand, or $0.34 per basic and diluted share. Revenue from continuing operations for the Company in the first nine months of fiscal 2005 was $437,282 thousand, which increased by $162,292 thousand or 59.0% from revenue from continuing operations of $274,990 thousand reported for the first nine months of fiscal 2004. Gross margin from continuing operations increased by $3,270 thousand or 32.5% to $13,341 thousand in the first nine months of fiscal 2005 from $10,071 thousand reported in the first nine months of fiscal 2004.
      MercFuel, the Company’s aviation fuel sales business, generated revenue of $388,501 thousand in the first nine months of fiscal 2005 on sales volume of 241,201 thousand gallons, as compared to revenue of $228,195 thousand on sales volume of 207,507 thousand gallons in the first nine months of fiscal 2004. Following is a comparison of MercFuel’s sales information for the first nine months of fiscal 2005 and 2004, respectively:

	Nine Months Ended
	March 31,

	2005	2004

Commercial Sales
Revenue ($000)	$296,721	$179,427
Volume (thousand gallons)	202,486	178,971
Corporate Aviation/ Fractional Jet
Revenue ($000)	$91,780	$48,768
Volume (thousand gallons)	38,715	28,536
MercFuel Total
Revenue ($000)	$388,501	$228,195
Volume (thousand gallons)	241,201	207,507
Gross margin ($000)	$6,601	$4,806
      Revenue for MercFuel’s commercial segment increased $117,294 thousand in the first nine months of fiscal 2005 to $296,721 thousand on sales volume of 202,486 thousand gallons. The increased revenue for the commercial segment is due to higher average petroleum product prices resulting from concerns of oil supply disruptions due to the Iraq war, general tension in the Middle East, production control by OPEC, crude oil supply disruptions from the Gulf of Mexico due to hurricane activity and from increased worldwide demand for petroleum products due to an improving worldwide economy. MercFuel’s commercial segment’s average sales price in the first nine months of fiscal 2005 increased 46.2% over the first nine months of fiscal 2004’s average sales price. The increased average sales price in the first nine months of fiscal 2005, as compared to the first nine months of fiscal 2004, represents increased revenue of approximately $93,718 thousand. MercFuel’s commercial sales volume increased in the first nine months of fiscal 2005 to 202,486 thousand gallons, an increase of 23,515 thousand gallons, or 13.1%, from MercFuel’s first nine months of fiscal 2004’s commercial sales volume of 178,971 thousand gallons. The increased sales volume in the first nine months of fiscal 2005, as compared to the first nine months of fiscal 2004, represents increased revenue of approximately $23,576 thousand.
      Revenue for MercFuel’s corporate/fractional jet ownership segment was $91,780 thousand on sales volume of 38,715 thousand gallons in the first nine months of fiscal 2005, an increase of $43,012 thousand, or 88.2%, and 10,179 thousand gallons, or 35.7%, from the first nine months of fiscal 2004’s revenue of $48,768 thousand on sales volume of 28,536 thousand gallons. The increase in sales revenue is due to the increase in worldwide petroleum product prices, increased use of private aircraft for both business and personal travel and MercFuel’s strategic focus on this business segment. The average sales price for aviation jet fuel in the corporate/fractional jet ownership segment in the first nine months of fiscal 2005 increased 38.7% as compared to the first nine months of fiscal 2004 equating to increased revenue of approximately $25,616 thousand. The increased sales volume equates to an increase in revenue of approximately $17,396 thousand.
      MercFuel’s cost of aviation fuel was $378,174 thousand in the first nine months of fiscal 2005 which represents an increase of 72.0% from MercFuel’s cost of aviation fuel in the first nine months of fiscal 2004 of $219,871 thousand. The average cost of aviation fuel per gallon increased 48.0% in the first nine months of fiscal 2005 to $1.568 per gallon. The increase in the average cost of aviation fuel per gallon equates to an increase in the cost of aviation fuel of $122,601 thousand. The increase in the volume of aviation fuel purchased resulted in an increase in the cost of aviation fuel of $35,702 thousand. MercFuel’s operating expenses, excluding the cost of aviation fuel, were $3,726 thousand in the first nine months of fiscal 2005, an increase of $208 thousand from the first nine months of fiscal 2004’s operating expense excluding aviation fuel cost of $3,518 thousand.
      Air Cargo’s revenue was $32,578 thousand in the first nine months of fiscal 2005, an increase of $3,272 thousand, or 11.2%, from the first nine months of fiscal 2004 revenue of $29,306 thousand resulting in gross margin of $3,348 thousand in the first nine months of fiscal 2005, an increase of $1,992 thousand from last year’s gross margin of $1,356 thousand.

	Nine Months Ended
	March 31,

	2005	2004

Revenue ($000)
Cargo handling	$21,711	$19,252
Cargo logistics services	7,210	6,631
Cargo general sales agent services	3,657	3,423

Air Cargo total	$32,578	$29,306

Gross margin ($000)
Cargo handling	$2,635	$1,526
Cargo logistics services	1,794	1,362
Cargo general sales agent services	158	(157)
Cargo administrative	(1,239)	(1,375)

Air Cargo total	$3,348	$1,356

      The cargo handling unit reported revenue of $21,711 thousand in the first nine months of fiscal 2005, an increase of $2,459 thousand, or 12.8%, from the first nine months of fiscal 2004 revenue of $19,252 thousand. Cargo handling’s gross margin in the first nine months of fiscal 2005 was $2,635 thousand, an increase of $1,109 thousand, or 72.7%, from the first nine months of fiscal 2004 gross margin of $1,526 thousand. The improved results are mainly due to increased cargo handling volume as a result of an improved worldwide economy and Air Cargo’s focus on process improvements and cost control.
      The cargo logistics services unit reported revenue of $7,210 thousand in the first nine months of fiscal 2005, an increase of $579 thousand or 8.7%, from the first nine months of fiscal 2004 revenue of $6,631 thousand. The increased revenue in the first nine months of fiscal 2005 is mainly due to the increased business activity associated with Air Cargo’s Mercury World Cargo (“MWC”) operation. Cargo logistics services unit’s gross margin in the first nine months of fiscal 2005 increased $432 thousand from the first nine months of fiscal 2004 to $1,794 thousand. The increased gross margin is due to the increased business activity associated with various airline management contracts and MWC operations.
      The cargo general sales agent (GSA) services unit reported revenue of $3,657 thousand in the first nine months of fiscal 2005, an increase of $234 thousand from the first nine months of fiscal 2004 revenue of $3,423 thousand. The GSA services’ gross margin in the first nine months of fiscal 2005 was $158 thousand, an increase of $315 thousand from the first nine months of fiscal 2004 loss of $157 thousand. The increase in GSA’s gross margin is due to Air Cargo’s focus on cost control and high yield opportunities.

      Air Cargo’s administrative expenses in the first nine months of fiscal 2005 were $1,239 thousand, a decrease of $136 thousand from last year.
      Maytag reported revenue of $15,665 thousand in the first nine months of fiscal 2005, a reduction of $1,824 thousand from the first nine months of fiscal 2004 revenue of $17,489 thousand. Maytag’s first nine months of fiscal 2005 gross margin was $3,832 thousand, a decrease of $77 thousand from the first nine months of fiscal 2004 gross margin of $3,909 thousand.

	Nine Months Ended
	December 31,

	2005	2004

Revenue ($000)
Refueling	$5,033	$6,352
Air Terminal	6,177	5,773
BOS	3,554	4,479
Weather Data	881	855
Other	20	30

Total Maytag	$15,665	$17,489

      The decrease in Maytag’s revenue is due to the non-renewal of one refueling contract in the first quarter of fiscal 2005 and the non-renewal of one refueling contract and one BOS contract during fiscal 2004. The decrease of Maytag’s gross margin is due to a retroactive wage increase on a government BOS sub-contract in the second quarter of fiscal 2004 and the non-renewal of contracts.
      Bad debt expense for continuing operations in the first nine months of fiscal 2005 totaled $1,514 thousand, as compared to $305 thousand in the first nine months of fiscal 2004. Fiscal 2004 included a reversal of previously established bad debt reserves in the second quarter due to better than expected customer collections experience. One of MercFuels’ foreign customers has entered into a reorganization proceeding, similar to Chapter 11 of the United States Bankruptcy Code, and continues to operate on a prepay basis with the company. At the time of filing, approximately $1,446 thousand was owed to the Company. The increase in bad debt expense for the nine months ended March 31, 2005 included an additional $1,000 thousand expense to fully reserve this receivable.
      Selling, general and administrative (“G&A”) expenses in the first nine months of fiscal 2005 amounted to $11,736 thousand, an increase of $3,898 thousand or 49.7% from the first nine months of fiscal 2004 expenses of $7,838 thousand. The increase in G&A expenses is mainly due to increased legal expenses from outside independent legal counsel in connection with certain litigation and severance costs. The Company expects that certain G&A expenses will significantly increase in fiscal 2005 as compared to fiscal 2004 as the Company incurs increased legal fees associated with the Signature litigation.
      Depreciation and amortization expense from continuing operations was $1,855 thousand in the current period as compared to $2,169 thousand during the first nine months of last year.
      Interest and other expense for the first nine months of fiscal 2005 was $751 thousand, an increase of $239 thousand from last year’s interest and other expense of $512 thousand. The increase in interest and other expense is mainly due to the recording of the loss on disposal of assets of $114 thousand in the second quarter of fiscal 2005 and increased interest expense from increased working capital requirements.
      The Company recognized an impairment loss associated with the MercMed aircraft in the amount of $626 thousand in the first quarter of fiscal 2005 as the result of an asset impairment valuation. For more detailed information on this transaction, please refer to “Note 7 — Impairment of Long-lived Assets”.
      The Company recorded income of $406 thousand from minority interest associated with MercMed and Long Beach in the first nine months of fiscal 2005. The increase in income from minority interest is due to the recognition of the MercMed’s minority member’s share of the impairment loss associated with the MercMed asset and the profit sharing arrangement for Long Beach.

      The Company recognized settlement expense of $1,799 thousand in the second quarter of fiscal 2004 associated with the J.O Hambro settlement.
      The effective income tax rate in the first nine months of fiscal year 2005 was 26.2% compared to 8.0% in the same period last year. The Hambro settlement cost of $1,799 thousand recognized by the Company in the second quarter of fiscal 2004 is not deductible in determining taxable income resulting in a permanent book-to-tax difference.
      The reduction in retained earnings from June 30, 2004 was primarily due to payment of the $17,500 thousand cash dividend on November 5, 2004. See Note 13 — Cash Dividend.
      The Company may experience decreases in future sales volume and margins as a result of deterioration in the world economy, or in the aviation industry, and continued conflicts and instability in the Middle East, Asia and Latin America, as well as a result of potential future terrorist activities and possible military retaliation. Through the Company’s first nine months of fiscal 2005, petroleum product prices, including aviation fuel, have either achieved or been close to historical high levels. This sustained price level places additional financial burden on many of the Company’s customers. If the Company’s customers are not able to pass on the higher petroleum product prices to its customers, they may experience financial hardship which may result in the Company experiencing longer collection terms, which will place additional financial burden on the Company, or higher level of uncollectible accounts.
Liquidity and Capital Resources
      As of March 31, 2005, the Company’s cash and cash equivalents were $275 thousand, a decrease of $4,415 thousand from cash and cash equivalents of $4,690 thousand as of June 30, 2004.
      Net cash used in operations in the first nine months of fiscal 2005 was $10,427 thousand, as compared to net cash generated from operations of $327 thousand in the first nine months of fiscal 2004. The net cash used in operations in the first nine months of fiscal 2005 include payments of $1,890 thousand associated with the retirement of the Chairman of the Board, $615 thousand associated with a settlement agreement with David H. Murdock (see Exhibit 10.35 as filed with this 10-Q) and related parties (“Murdock”), $3,385 thousand associated with the Company’s income tax obligations and approximately $7,162 increased working capital requirements at MercFuel, primarily from higher fuel prices. If fuel prices continue to increase significantly and/or our suppliers adversely change terms, the Company may not have enough liquidity available under the existing line of credit to fund operations.
      In the first nine months of fiscal 2005, the Company generated $15,065 thousand of cash from investing activities as compared to $4,109 thousand used in the first nine months of fiscal 2004. On July 29, 2004, the effective date of the senior secured credit facility with Bank of America, N.A. (“Bank of America”), $15,414 thousand of the LOC Reserve became unrestricted as the outstanding letters of credit issued on behalf of the Company by Bank of America were secured by the collateral base of the Bank of America Credit Facility. The Company also expended $1,517 thousand for additions to property, equipment and leaseholds in the first nine months of fiscal 2005.
      The Company used $9,167 thousand in financing activities in the first nine months of fiscal 2005 primarily due to the one-time special common stock cash dividend payment of $17,500 thousand in the second quarter of fiscal 2005 which was funded, in part, by a cash advance on the B of A Credit Facility in the amount of $10,000 thousand. The Company received $1,687 thousand in the second quarter of fiscal 2005 as a result of the exercise of stock options and warrants. The Company purchased 150,000 shares of common stock for $6.00 per share in accordance with the settlement agreement with Murdock in the first quarter of fiscal 2005.
      On July 29, 2004, the Company and Bank of America entered into a three-year $30,000 thousand revolving credit line (the “B of A Credit Facility”) collateralized by all of the assets of the Company, the terms of which were amended effective November 1, 2004, January 31, 2005 and April 6, 2005. In accordance with the terms of the loan agreement, as amended, the revolving line of credit is used as collateral for any letters of credit issued by the Company and for general working capital needs. Upon the effective date of the B of A Credit Facility, $15,414 thousand of cash deposited by the Company as collateral for outstanding letters of credit and reported as restricted cash on the Company’s balance sheet at June 30, 2004 was released to the Company for general corporate purposes. As of March 31, 2005, the Company had $7,044 thousand of revolving credit line available under the B of A Credit Facility. The amount of credit available to the Company on the B of A Credit Facility, as amended, is determined monthly and is equal to the lesser of 1) 80% of the balance due on Domestic Eligible Receivables, and 2) $30,000 thousand. The B of A Credit Facility, as amended, contains certain financial covenants limiting the amount the Company can expend annually for capital expenditures to $2,000 thousand. The B of A Credit Facility, as amended, also prohibits the repurchase of stock and the payment of cash dividends, except for cash dividends in an amount not to exceed $17,500 thousand by June 30, 2005, and repurchases of stock in an amount not to exceed $1,000 thousand, by June 30, 2005. The Company is also required to maintain certain financial targets for tangible net worth and fixed charges. As of March 31, 2005, the Company was not in compliance with the tangible net worth and fixed charges financial targets. A waiver was received from Bank of America.
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
      On November 2, 2004 the Company requested and received a cash advance of $10,000 thousand from the B of A Credit Facility. The funds received as a cash advance were used to fund the one-time special cash dividend and to meet on-going working capital requirements. As of March 31, 2005, the Company’s borrowing under the revolving credit line was $7,500 thousand.
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
      There has been no material change during the nine month period ended March 31, 2005 from the disclosures regarding market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      Based on evaluations as of March 31, 2005, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Changes in Internal Control over Financial Reporting
      During the period covered by this quarterly report on Form 10-Q, the Company has not made any changes to its internal control over financial reporting (as referred to in paragraph 4(c) of the Certifications of the Company’s principal executive officer and principal financial officer included as exhibits to this report) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company did have a change in accounting personnel during the period, which impacted the timing of the financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      On March 14, 2003 the Company received a Notice of Violation from the United States Environmental Protection Agency (“EPA”) alleging certain deficiencies in the Company’s spill prevention, control and countermeasure plan (“SPCC Plan”) for the Air Centers’ Fort Wayne, Indiana facility (“Ft. Wayne Facility”). The Company believes that it has resolved all deficiencies except for alleged deficiencies related to: 1) secondary containment for refueling trucks, and 2) secondary containment for discrete fuel loading areas. Pursuant to an agreement detailed in a letter submitted to the EPA on April 16, 2003, the Company was permitted to suspend modifications to its SPCC Plan regarding the installation of secondary containment for its parked refueling trucks and loading areas, pending resolution of federal regulatory issues associated with SPCC requirements.
      The Stock Purchase Agreement between the Company and Allied dated as of October 28, 2003 regarding the sale of all of the outstanding stock owned by the Company in Air Centers (the “Air Centers’ SPA”), provides that the Company shall be responsible for compliance, for a period of eighteen months subsequent to the FBO Sale Closing Date, for any secondary containment (as the term is defined in the Air Centers’ SPA) required by any applicable governmental authority pursuant to environmental law for extended or overnight fuel truck parking at any FBO comprising the FBO business on the FBO Sale Closing Date.
      Pursuant to a letter dated October 18, 2004 from EPA to the Ft. Wayne facility, EPA demanded the installation of secondary containment at the Ft. Wayne Facility for parked refueling trucks (but not loading areas). While the Company does not believe the SPCC Plan requirements regarding containment are applicable to mobile refueling trucks, it agreed to indemnify Air Centers for the reasonable cost of installation of such containment at the Ft. Wayne Facility in order to avoid further transaction costs. It did not admit that such indemnification was required under the Air Centers SPA or environmental law. The containment was installed in March 2005. The Ft. Wayne Facility’s SPCC Plan is currently being revised and certified to reflect the installation. It will then be submitted to the EPA.
      In the opinion of management, the resolution of this matter, including the installation of any secondary containment at other Air Centers facilities, is not expected to have a material effect on the Company’s results of operations, cash flow or financial position.
      On November 26, 2003, Signature Flight Support Corporation filed a complaint against Air Centers and Allied alleging: 1) breach of contract against Mercury Air Centers; 2) tortious interference with contract against Allied; 3) tortious interference with prospective economic advantage against Allied; and 4) unfair business practices against Mercury and Allied. The Company has agreed to indemnify Allied and its affiliates (including, without limitation, Air Centers after the closing of the FBO sale), directors, officers, agents, employees and controlling persons from any liability, obligation, losses or expenses to which Allied may become subject as a result of the complaint. On January 25, 2005 the United States District Court for the Central District of California entered an order granting in part and denying in part Mercury’s motion for

Summary Judgment or alternatively partial summary judgment and an order granting Allied Capital Corporation’s motion for Summary Judgment. Under this order Allied Capital was completely removed from the case and was granted all relief requested. In regards to Mercury Air Group, Inc. the court found that there was a genuine issue of material fact as to whether or not Signature was entitled to its due diligence expenses. Subsequently the parties stipulated that Signature’s recoverable damages in the event Signature subsequently proves the existence of a binding contract and a material breach by Mercury are to be $160,000. Signature has given notice of appeal in this case. On April 18, 2005 in the companion case between the parties and others filed in the Superior Court of the State of California for the County of Los Angeles the parties entered into a Joint Stipulation Continuing Case Management Conference which continued all matters in the cause of action until after the next Case Management Conference which was reset until May 26, 2005 with Case Management Statements to be filed on May 19, 2005 to allow the parties to discuss a global settlement. The Company believes these allegations have no merit and will also be vigorously disputed and defended. In the opinion of management, the ultimate resolution of these complaints will not have a material effect on the Company’s consolidated financial statements but the cost of litigation has had a material impact on the results for the third quarter of fiscal year 2005.
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
      On April 28, 2005 notice of a complaint being filed in the United States District Court of the Southern District of Illinois by Mr. Lambert against BP Products, et al and Maytag Aircraft Corporation was received. The original complaint had been amended to include Maytag Aircraft Corporation as a named defendant which includes a number of jet fuel retailers. Plaintiff alleges that the defendants caused him personal injury and other damage as a result of his exposure to jet fuel products while in the Marines. This matter is currently under investigation however, Mercury does not believe this matter will have a significant impact on its financial position or operating results.
      On May 2, 2005 notice of action against Mercury Air Cargo, Inc. filed in the Superior Court of Los Angeles County for an accident which occurred on May 6, 2003 was received. Plaintiff claims that her heel was run over by a fork lift while she was working as a government inspector. The Company is investigating the matter. The matter has been turned over to Mercury’s insurance company and insurance counsel for handling. However, the Company does not believe that this matter will have a significant impact on its financial position or operating results.
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
      (a) None
      (b) None

      (c) Issuer Purchases of Equity Securities:

				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares	Price	Purchased as Part of	Units) that May Yet
	(or Units)	Paid per Share	Publicly Announced	be Purchased Under
Period	Purchased	(or Unit)	Plans or Programs	the Plans or Programs

Month #1 January 1, 2005 to January 31, 2005	3,750	4.90	N/A	N/A
Month #2 February 1, 2005 to February 28, 2005	0	N/A	N/A	N/A
Month #3 March 1, 2005 to March 31, 2005			N/A	N/A

Total	3,750	$4.90

      The B of A Credit Facility, as amended, prohibits the repurchase of stock and the payment of cash dividends, except for cash dividends in an amount not to exceed $17,500 thousand by June 30, 2005, and repurchases of stock in an amount not to exceed $1,000 thousand, by June 30, 2005.

Item 3.	Default Upon Senior Securities
      None

Item 4.	Submission of Matters to a Vote of Security Holders
      On February 2, 2005 the Company held its annual meeting of Stockholders.
      All of the Company’s directors were re-elected at the meeting by the following votes:

Name	For	Withheld

Joseph A. Czyzyk	2,620,224	61,090
Frederick H. Kopko	2,646,702	34,612
Gary J. Feracota	2,646,951	34,363
Michael J. Janowiak	2,651,143	30,171
Angelo Pusateri	2,646,951	34,363

Item 5.	Other Information

Item 6.	Exhibits

Exhibit
No.	Description

2.1	Stock Purchase Agreement Dated as of October 28, 2003. By and Among Allied Capital Corporation, Mercury Air Centers, Inc. and Mercury Air Group, Inc.(28)

2.2	Amendment to Stock Purchase Agreement by and Among Allied Capital Corporation, Mercury Air Centers, Inc. and Mercury Air Group, Inc. dated as of December 10, 2003.(31)

2.3	Amendment to Stock Purchase Agreement by and Among Allied Capital Corporation, Mercury Air Centers, Inc. and Mercury Air Group, Inc. dated as of January 14, 2004.(31)

2.4	Amendment to Stock Purchase Agreement by and Among Allied Capital Corporation, Mercury Air Centers, Inc. and Mercury Air Group, Inc. dated as of February 13, 2004. (32)

2.5	Settlement Statement dated as of April 12, 2004.(33)

2.6	Closing Escrow Agreement dated as of April 5, 2004 among Allied and Wachovia Bank National, as escrow agent. (33)

3.1	Certificate of Incorporation.(17)

3.2	Amended and Restated Bylaws of Mercury Air Group, Inc. adopted December 7, 2002.(25)

3.3	Certificate of Designations of Series A 8% Cumulative Convertible Preferred Stock.(27)

4.1	Loan Agreement between California Economic Development Financing Authority and Mercury Air Group, Inc. relating to $19,000,000 California Economic Development Financing Authority Variable Rate Demand Airport Facilities Revenue Bonds, Series 1998 (Mercury Air Group, Inc. Project) dated as of April 1, 1998.(2)

4.2	Securities Purchase Agreement dated September 10, 1999 by and among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(12)

4.3	Amendment No. 1 dated as of September 30, 2000 by and between J.H. Whitney Mezzanine, L.P. and Mercury Air Group, Inc. to the Securities Agreement.(16)

4.4	Waiver and Consent Agreement dated as of December 29, 2000 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(17)

4.5	Waiver and Consent Agreement dated as of July 2, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(18)

4.6	Waiver Agreement dated as of September 25, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P.(18)

4.7	Amendment No. 2 dated as of September 30, 2001 by and between J.H. Whitney Mezzanine Fund, L.P. and Mercury Air Group, Inc. to the Securities Purchase Agreement.(19)

4.8	Waiver Agreement dated as of November 26, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine, L.P.(21)

4.9	Waiver Agreement dated as of December 21, 2001 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine, L.P.(21)

4.10	Waiver Agreement dated as of June 26, 2002 among Mercury Air Group, Inc. and J.H. Whitney Mezzanine, L.P.(24)

4.11	Amendment No. 3 to Securities Purchase Agreement by and between Mercury Air Group, Inc. and J.H. Whitney Mezzanine Fund, L.P. dated as of December 30, 2002.(26)

4.12	Amended and Restated J.H. Whitney Mezzanine Fund, L.P. Warrant dated September 10, 1999.(26)

4.13	Amended and Restated J.H. Whitney Mezzanine Fund, L.P. Senior Subordinated Promissory Note dated September 10, 1999.(26)

4.14	Security Agreement by and between Mercury Air Group, Inc. and each of its subsidiaries hereto as Obligors and J.H. Whitney Mezzanine Fund, L.P. as the Lenders, dated as of December 30, 2002.(26)

Exhibit
No.	Description

4.15	Subordination Agreement among J.H. Whitney Mezzanine Fund, L.P. Foothill Capital Corporation, as Agent and Mercury Air Group, Inc. and certain of its subsidiaries signatory thereto, dated as of December 30, 2002.(26)

4.16	Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain subsidiaries signatory thereto, dated as of December 30, 2002.(26)

4.17	First Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its subsidiaries, dated March 12, 2003.(30)

4.18	Second Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its subsidiaries, dated March 31, 2003.(30)

4.19	Third Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its subsidiaries, dated July 16, 2003.(30)

4.20	Fourth Amendment to Loan and Security Agreement by and among Foothill Capital Corporation and Mercury Air Group, Inc. and certain of its subsidiaries, dated August 1, 2003.(30)

4.21	Amendment No. 4 to Securities Purchase Agreement by and between Mercury Air Group, Inc. and Allied Capital Corporation, as Assignee of J.H. Whitney Mezzanine Fund, L.P. dated as of October 28, 2003(28)

4.22	Assignment of Note dated as of October 28, 2003 between Allied Capital Corporation and J.H. Whitney Mezzanine Fund, L.P.(28)

4.23	Second Amended and Restated Allied Capital Corporation 12% Senior Subordinated Promissory Note dated September 10, 1999(28)

4.24	Second Amended and Restated Allied Capital Corporation Warrant dated October 28, 2003(28)

4.25	Securities Purchase Agreement dated as of October 28, 2003 by and among J.H. Whitney Mezzanine Fund, L.P. and J.H. Whitney Mezzanine Debt Fund, L.P., Allied Capital Corporation and Mercury Air Group, Inc.(28)

4.26	Second Amended and Restated J.H. Whitney Mezzanine Fund, L.P. Warrant dated October 28, 2003(28)

4.27	Fifth Amendment to Security and Loan Agreement and Forbearance Agreement dated as of December 5, 2003 by and among Wells Fargo Foothill, Mercury Air Group, Inc. and certain of its subsidiaries.(31)

4.28	Amendment letter to Forbearance Term and New Covenant Default dated as of February 16, 2004. (32)

10.1	Mercury Air Group, Inc.’s 1990 Long-Term Incentive Plan.(4)*

10.2	Mercury Air Group, Inc.’s 1990 Directors Stock Option Plan.(1)*

10.3	Memorandum Dated September 15, 1997 regarding Summary of Officer Life Insurance Policies with Benefits Payable to Officers or Their Designated Beneficiaries.(8)*

10.4	Non-Qualified Stock Option Agreement dated March 21, 1996, by and between Frederick H. Kopko and Mercury Air Group, Inc.(6)*

10.5	Mercury Air Group, Inc.’s 1998 Long-Term Incentive Plan.(10)*

10.6	Mercury Air Group, Inc.’s 1998 Directors Stock Option Plan.(10)*

10.7	Revolving Credit and Term Loan Agreement dated as of March 2, 1999 by and among Mercury Air Group, Inc., The Banks listed on Schedule 1 thereto, and The Fleet National Bank f/k/a BankBoston, N.A., as Agent.(11)

10.8	First Amendment to Revolving Credit and Term Loan Agreement dated as of September 10, 1999.(14)

10.9	Second Amendment to Revolving Credit and Term Loan Agreement dated as of March 31, 2000.(14)

10.10	Third Amendment, Waiver and Consent to Revolving Credit and Term Loan Agreement dated as of August 11, 2000.(14)

Exhibit
No.	Description

10.11	The Company’s 401(k) Plan consisting of CNA Trust Corporation. Regional Prototype Defined Contribution Plan and Trust and Adoption Agreement.(14)*

10.12	Employment Agreement dated July 31, 2000 between the Company and Dr. Philip J. Fagan.(15)*

10.13	Fourth Amendment to Revolving Credit and Term Loan Agreement dated as of November 14, 2000.(16)

10.14	Amendment No. 1 to Mercury Air Group, Inc. 1998 Long-Term Incentive Option Plan as of August 22, 2000.(16)*

10.15	Amendment No. 1 to Mercury Air Group, Inc. 1998 Directors Stock Option Plan as of August 22, 2000.(16)*

10.16	Limited Waiver letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 21, 2001.(18)

10.17	Fifth Amendment to Revolving Credit and Term loan Agreement dated as of September 21, 2001.(18)

10.18	Limited Consent letter Agreement to Revolving Credit and Term Loan Agreement dated as of September 30, 2001.(19)

10.19	Limited waiver and Consent to Revolving Credit and Term Loan Agreement dated as of December 31, 2001.(21)

10.20	2002 Management Stock Purchase Plan.(22)

10.21	Amended and Restated Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Joseph A. Czyzyk.(22)*

10.22	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Wayne J. Lovett.(22)*

10.23	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and John Enticknap. (22)*

10.24	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Mark Coleman.(22)*

10.25	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Steven S. Antonoff. (22)*

10.26	Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Robert Schlax.(22)*

10.27	Limited waiver and Consent to Revolving Credit and Term Loan Agreement dated as of June 27, 2002.(24)

10.28	Sale-Leaseback agreement made by and between CFK Realty Partners, LLC and Mercury Air Group, Inc. dated December 15, 2001.(24)

10.29	Amendment to Sale-Leaseback agreement made by and between CFK Realty Partners, LLC and Mercury Air Group, Inc.(24)

10.30	Promissory Note dated July 1, 2004 by CFK Realty Partners, LLC in favor of Mercury Air Group, Inc. (24)

10.31	Limited Waiver and Consent to Revolving Credit and Term Loan Agreement dated as June 27, 2002.(24)

10.32	Amendment No. 1 to Amended and Restated Employment Agreement dated May 22, 2002 between Mercury Air Group, Inc. and Joseph A. Czyzyk.*(24)

10.34	Settlement Agreement dated December 12, 2003 by and among(i) J O Hambro Capital Management Group Limited, (ii) J O Hambro Capital Management Limited, (iii) American Opportunity Trust PLC, (iv) The Trident North Atlantic Fund, and(v) Mercury Air Group, Inc.(29)

10.35	Settlement Agreement by and between: 1) David H. Murdock as trustee of the David H. Murdock Living Trust dated May 28, 1996, as amended, d/b/a Pacific Holding Company and using nominee PCS001 and 2) Mercury Air Group, Inc. dated July 16, 2004.(34)

Exhibit
No.	Description

10.36	Loan Agreement dated as of July 29, 2004 by and among Bank of America N.A., Mercury Air Group, Inc. and certain subsidiaries.(35)

10.37	First Amendment to Loan Agreement by and among Bank of America, N.A., Mercury Air Group, Inc. and certain subsidiaries.(37)

10.38	Letter of Credit and Reimbursement Agreement as of November 1, 2004 between Mercury Air Group, Inc. and Bank of America.(38)

10.39	Amended and Restated Lease entered into as of November 10, 2004 and effective as of July 1, 2004 by and between CFK Realty Partners, LLC. and Mercury Air Group, Inc.(39)

10.40	Amendment No. 2 to Amended and Restated Employment Agreement by and between Mercury Air Group, Inc. and Joseph A. Czyzyk.*(39)

10.41	Agreement entered into on November 10, 2004 and effective on October 28, 2004 by and between Mercury Air Group, Inc. and Dr. Philip J. Fagan.(39)

10.42	Severance Agreement and General and Special Release between Mercury Air Group, Inc., and Robert Schlax entered into on January 17, 2005.(40)

10.43	Second Amendment to Loan Agreement dated January 31, 2005 by and among Bank of America, N.A., Mercury Air Group, Inc. and certain subsidiaries.(41)

10.44	Third Amendment to Loan Agreement dated April 6, 2005 by and among Bank of America, N.A., Mercury Air Group, Inc. and certain subsidiaries.(42)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

99.1	Amended and Restated Partnership Agreement dated as of July 30, 2004 of CK Partners by and among Frederick H. Kopko, Jr. and Joseph A. Czyzyk.(36)

*	Denotes managements’ contract or compensation plan or arrangement.

(1)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 10, 1993 Annual Meeting of Stockholders and is incorporated herein by reference.

(2)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and are incorporated herein by reference.

(3)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-39044 on Form S-2 and are incorporated herein by reference.

(4)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 2, 1992 Annual Meeting of Stockholders.

(5)	All such documents were previously filed as Exhibits to the Company’s Registration Statement No. 33-65085 on Form S-1 and are incorporated herein by reference.

(6)	All such documents were previously filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and are incorporated herein by reference.

(7)	All such documents were previously filed as Exhibits to the Company’s Report on Form 8-K filed September 13, 1996 and are incorporated herein by reference.

(8)	Such document was previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997 and is incorporated herein by reference.

(9)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and are incorporated herein by reference.

(10)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the December 3, 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

(11)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and are incorporated herein by reference.

(12)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 and are incorporated herein by reference.

(13)	Such document was previously filed as an Exhibit to the Company’s current Report on Form 8-K on August 11, 2000 and is incorporated herein by reference.

(14)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and is incorporated herein by reference.

(15)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and are incorporated herein by reference.

(16)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and are incorporated herein by reference.

(17)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and are incorporated herein by reference.

(18)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and are incorporated herein by reference.

(19)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and are incorporated herein by reference.

(20)	Such document was previously filed as Appendix A to the Company’s Proxy Statement for the November 7, 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

(21)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and are incorporated herein by reference.

(22)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on June 5, 2002 and is incorporated herein by reference.

(23)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on July 11, 2002 and is incorporated herein by reference.

(24)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and are incorporated herein by reference.

(25)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on December 7, 2002 and is incorporated herein by reference.

(26)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on December 30, 2002 and is incorporated herein by reference.

(27)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and are incorporated herein by reference.

(28)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on October 28, 2003 and is incorporated herein by reference.

(29)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on December 12, 2003 and is incorporated herein by reference.

(30)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 and are incorporated herein by reference.

(31)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2003 and are incorporated herein by reference.

(32)	All such documents were previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and are incorporated herein by reference.

(33)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 22, 2004 and dated April 12, 2004 and is incorporated herein by reference.

(34)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on July 16, 2004 and is incorporated herein by reference.

(35)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on July 30, 2004 and is incorporated herein by reference.

(36)	All such documents were previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 and are incorporated herein by reference.

(37)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on October 27, 2004 and is incorporated herein by reference.

(38)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on November 1, 2004 and incorporated herein by reference.

(39)	Such document was previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and are incorporated herein by reference.

(40)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on January 17, 2005 and incorporated herein by reference.

(41)	Such document was previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and are incorporated herein by reference.

(42)	Such document was previously filed as an Exhibit to the Company’s Current Report on Form 8-K on April 8, 2005 and incorporated herein by reference.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY AIR GROUP, INC.
Registrant

/s/ Joseph Czyzyk

Joseph Czyzyk
Chief Executive Officer

/s/ Kent Rosenthal

Kent Rosenthal
Chief Financial Officer
(Principal Financial Officer)
Date: May 27, 2005